Form 10QSB
period 2008-03-31
Marvin's Place, Inc.
filed 2008-05-20
CIK 1402479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 3,500,000 shares issued and outstanding as of May 15, 2008.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [  ]

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [  ]

5

TABLE OF CONTENTS

PAGE

PART I — FINANCIAL INFORMATION

7

Item 1. Financial Statements.

7

Item 2. Management's Discussion and Plan of Operation.

12

Item 3. Controls and Procedures

14

PART II — OTHER INFORMATION

16

Item 1. Legal Proceedings.

16

Item 2. Changes in Securities.

16

Item 3. Defaults Upon Senior Securities.

16

Item 4. Submission of Matters to a Vote of Security Holders.

16

Item 5. Other Information.

16

Item 6. Exhibits and Reports on Form 8-K.

16

SIGNATURES

18

5

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

5

Marvin’s Place, Inc.

(A Developmental Stage Company)

Balance Sheets

ASSETS

			March 31,	December 31,
			2008	2007
			(unaudited)

CURRENT ASSETS

	Cash		$12,750	$76,965

	Total Current Assets		12,750	76,965

	TOTAL ASSETS		$12,750	$76,965

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable			$-	$56,750
	Advances from related parties		-	400

Total Current Liabilities			-	57,150

STOCKHOLDERS' EQUITY

	Preferred stock, 5,000,000 shares authorized
	at par value of $0.001, no shares
issued and outstanding			-	-
	Common stock, 70,000,000 shares authorized
at par value of $0.001, 2,805,000 and 1,750,000	$0.001;	3,500,000
	shares issued and outstanding		3,500	3,500
Additional paid-in capital			76,500	76,500
	Deficit accumulated during the development stage		(67,250)	(60,185)

Total Stockholders' Equity			12,750	19,815

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY			$12,750	$76,965

The accompanying notes are an integral part of these financial statements.

5

Marvin’s Place, Inc.

(A Developmental Stage Company)

Statements of Operations

(unaudited)

From
	For the Three	Inception on
	Months Ended	April 11, 2007
	March 31,	Through
	2008	March 31, 2008

REVENUES	$ -	$ -
COST OF SALES	-	-
GROSS MARGIN	-	-

OPERATING EXPENSES

General and administrative	7,065	67,250

Total Operating Expenses	7,065	67,250

INCOME (LOSS) FROM
OPERATIONS	(7,065)	(67,250)

OTHER EXPENSES

Interest expense	-	-

Total Other Expenses	-	-

NET LOSS BEFORE INCOME TAXES	(7,065)	(67,250)
INCOME TAX EXPENSE	-	-

NET LOSS	$ (7,065)	$ (67,250)

BASIC LOSS PER SHARE	$ (0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	3,500,000

The accompanying notes are an integral part of these financial statements.

5

Marvin’s Place, Inc.

(A Developmental Stage Company)

Statements of Stockholders’ Equity

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance on April 11, 2007	-	$-	$-	$-	$-

Common stock issued for
cash at $0.004 per share	2,000,000	2,000	3,000	-	5,000

Common stock issued for
cash at $0.05per share	1,500,000	1,500	73,500	-	75,000

Net loss for the year ended
December 31, 2007	-	-	-	(60,185)	(60,185)

Balance, December 31, 2007	3,500,000	3,500	76,500	(60,185)	19,815

Net loss for the three months
ended March 31, 2008	-	-	-	(7,065)	(7,065)

Balance, March 31, 2008	3,500,000	$3,500	$76,500	$(67,250)	$12,750

The accompanying notes are an integral part of these financial statements.

5

Marvin’s Place, Inc.

(A Developmental Stage Company)

Statements of Cash Flows

(unaudited)

		From
	For the Three	Inception on
	Months Ended	April 11, 2007
	March 31,	Through
	2008	December 31, 2007
OPERATING ACTIVITIES
Net loss	$(7,065)	$(67,250)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(56,750)	-

Net Cash Used by Operating Activities	(63,815)	(67,250)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Proceeds from common stock issued	-	80,000
Increase in advances from related parties	(400)	-

Net Cash Used by Financing Activities	(400)	80,000

NET DECREASE IN CASH	(64,215)	12,750
CASH AT BEGINNING OF PERIOD	76,965	-
CASH AT END OF PERIOD	$12,750	$12,750

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

5

Marvin’s Place, Inc.

Notes to the Condensed Financial Statements

March 31, 2008 and December 31, 2007

NOTE 1 -

CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 -

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

5

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

In the initial approximately twelve month operating period from April 4, 2007 (inception) to March 31, 2008, the Company generated no revenues while incurring $67,250 in general and administrative expenses. This resulted in a cumulative net loss of $67,250 for the period then ended from inception, which is equivalent to $(0.00) per share.

During the three months ended March 31, 2008, the Company generated $0 in revenues while incurring $7,065  in general and administrative expenses. This resulted in a net loss for the quarter ended March 31, 2008 of $7,065. The net loss for both periods is attributable primarily to the continuing costs of start-up operations.

Liquidity and Capital Resources

As of March 31, 2008, the Company had $12,750  in working capital.  The Company’s current assets as of March 31, 2008 consisted of $12,750 in cash.

5

On January 31, 2008, the Company closed its offering which was registered on Form SB-2 whereby it sold 1,500,000 shares of its common stock at $0.05 per share or $75,000 in the aggregate. The Company believes that it has sufficient resources to continue operations for the next twelve months.  However, the Company’s independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

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

5

significant changes in Meltdown’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

5

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

5

(b) Reports on Form 8-K

During the first quarter of 2008, MARVIN’S PLACE, INC. filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Items Reported
None	None	None

5

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marvin’s Place, Inc.
(Registrant)

Signature	Title	Date

/s/ Chong Kim	President & CEO, Director	May 20, 2008
Chong Kim

/s/ Chong Kim	Secretary, Treasurer, Director	May 20, 2008
Chong Kim

/s/ Chong Kim	Principal Financial Officer	May 20, 2008
Chong Kim

/s/ Chong Kim	Principal Accounting Officer	May 20, 2008
Chong Kim

5