Form 10-Q
period 2008-06-30
Marvin's Place, Inc.
filed 2008-08-19
CIK 1402479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accredited filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “Smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [  ] Yes [X] No

5

TABLE OF CONTENTS

PAGE

PART I — FINANCIAL INFORMATION

7

ITEM 1. FINANCIAL STATEMENTS

7

ITEM 2. MANAGEMENT’S DISCUSSON AND ANALYSIS OF FINANCIALS CONDITION AND RESULTS OF OPERATIONS  13

ITEM 5. CONTROLS AND PROCEDURES

15

PART II — OTHER INFORMATION

16

ITEM 1. LEGAL PROCEEDINGS

16

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS  16

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES

16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

16

ITEM 5. OTHER INFORMATION

16

None

16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

16

SIGNATURES

18

5

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

5

Marvin’s Place, Inc.

(A Developmental Stage Company)

Balance Sheets

ASSETS

			June 30,	December 31,
			2008	2007
			(unaudited)

CURRENT ASSETS

	Cash		$12,721	$76,965

	Total Current Assets		12,721	76,965

	TOTAL ASSETS		$12,721	$76,965

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable			$-	$56,750
	Advances from related parties		-	400

Total Current Liabilities			-	57,150

STOCKHOLDERS' EQUITY

	Preferred stock, 5,000,000 shares authorized
	at par value of $0.001, no shares
issued and outstanding			-	-
	Common stock, 70,000,000 shares authorized
at par value of $0.001, 2,805,000 and 1,750,000	$0.001;	3,500,000
	shares issued and outstanding		3,500	3,500
Additional paid-in capital			76,500	76,500
	Deficit accumulated during the development stage		(69,579)	(60,185)

Total Stockholders' Equity			12,721	19,815

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY			$12,721	$76,965

The accompanying notes are an integral part of these financial statements.

5

Marvin’s Place, Inc.

(A Developmental Stage Company)

Statements of Operations

(unaudited)

		From		From
	For the Three	Inception on	For the Six	Inception on
	Months Ended	April 11, 2007	Months Ended	April 11, 2007
	June 30,	Through	June 30,	Through
	2008	June 30, 2007	2008	June 30, 2008

REVENUES	$ -	$ -	$ -	$ -
COST OF SALES	-	-	-	-
GROSS MARGIN	-	-	-	-

OPERATING EXPENSES

General and administrative	2329	3,000	9,394	69,579

Total Operating Expenses	2,329	3,000	9,394	69,579

INCOME (LOSS) FROM
OPERATIONS	(2,329)	(3,000)	(9,394)	(69,579)

OTHER EXPENSES

Interest expense	-	-	-	-

Total Other Expenses	-	-	-	-

NET LOSS BEFORE INCOME TAXES	(2,329)	(3,000)	(9,394)	(69,579)
INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$ (2,329)	$ (3,000)	$ (9,394)	$ (69,579)

BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	3,500,000	3,500,000	3,500,000

The accompanying notes are an integral part of these financial statements.

5

Marvin’s Place, Inc.

(A Developmental Stage Company)

Statements of Stockholders’ Equity

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance on April 11, 2007	-	$-	$-	$-	$-

Common stock issued for
cash at $0.004 per share	2,000,000	2,000	3,000	-	5,000

Common stock issued for
cash at $0.05per share	1,500,000	1,500	73,500	-	75,000

Net loss for the year ended
December 31, 2007	-	-	-	(60,185)	(60,185)

Balance, December 31, 2007	3,500,000	3,500	76,500	(60,185)	19,815

Net loss for the three months
ended June 30, 2008	-	-	-	(9,394)	(9,394)

Balance, June 30, 2008	3,500,000	$3,500	$76,500	$(69,579)	$10,421

The accompanying notes are an integral part of these financial statements.

5

Marvin’s Place, Inc.

(A Developmental Stage Company)

Statements of Cash Flows

(unaudited)

		From	From
	For the Six	Inception on	Inception on
	Months Ended	April 11, 2007	April 11, 2007
	June 30,	Through	Through
	2008	June 30, 2007	June 30, 2008
OPERATING ACTIVITIES

Net loss	$(9,394)	$(3,000)	$(69,579)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	-	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(54,450)	-	2,300

Net Cash Used by Operating Activities	(63,844)	(3,000)	(67,279)

INVESTING ACTIVITIES	-	-	-
FINANCING ACTIVITIES

Proceeds from common stock issued	-	5,000	80,000
Increase in advances from related parties	(400)	-	-

Net Cash Used by Financing Activities	(400)	5,000	80,000

NET DECREASE IN CASH	(64,244)	2,000	12,721
CASH AT BEGINNING OF PERIOD	76,965	-	-
CASH AT END OF PERIOD	$12,721	$2,000	$12,721
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

5

Marvin’s Place, Inc.

Notes to the Condensed Financial Statements

June 30, 2008 and December 31, 2007

NOTE 1 -

CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

5

ITEM 2. MANAGEMENT’S DISCUSSON AND ANALYSIS OF FINANCIALS CONDITION AND RESULTS OF OPERATIONS

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

In the initial approximately fifteen month operating period from April 4, 2007 (inception) to June 30, 2008, the Company generated no revenues while incurring $69,579 in general and administrative expenses. This resulted in a cumulative net loss of $69,579 for the period then ended from inception, which is equivalent to $(0.00) per share.

During the six months ended June 30, 2008, the Company generated $0 in revenues while incurring $9,394 in general and administrative expenses. This resulted in a net loss for the quarter ended June 30, 2008 of $9,394. The net loss for both periods is attributable primarily to the continuing costs of start-up operations.

Liquidity and Capital Resources

5

As of June 30, 2008, the Company had $12,721  in working capital.  The Company’s current assets as of June 30, 2008 consisted of $12,721 in cash.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue is invoiced and received in United States dollars.  We currently have no customers outside the U.S. and therefore have no exposure to foreign currency exchange risk.

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we earn on our investment portfolio. Our investment portfolio consists of liquid investments that have maturities of three months or less. Our risk associated with fluctuating

5

interest income is limited to investments in interest rate sensitive financial instruments. Under our current policy, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of its invested principal by limiting default risk, market risk, and reinvestment risk.  We mitigate default risk by investing in short-term investment grade securities.

ITEM 4. CONTROLS AND PROCEDURES

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) was evaluated under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time period required for the filing of this quarterly report.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system no matter how well conceived and operated can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of control systems must be considered relative to their cost. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues of fraud, if any, have been detected.

ITEM 5. CONTROLS AND PROCEDURES

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

5

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

5

(b) Reports on Form 8-K

During the Second quarter of 2008, MARVIN’S PLACE, INC. filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Items Reported
None	None	None

5

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marvin’s Place, Inc.
(Registrant)

Signature	Title	Date

/s/ Chong Kim	President & CEO, Director	August 18, 2008
Chong Kim

/s/ Chong Kim	Secretary, Treasurer, Director	August 18, 2008
Chong Kim

/s/ Chong Kim	Principal Financial Officer	August 18, 2008
Chong Kim

/s/ Chong Kim	Principal Accounting Officer	August 18, 2008
Chong Kim

5