Form 10-Q/A
period 2008-06-30
Marvin's Place, Inc.
filed 2008-08-28
CIK 1402479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Amendment #1

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

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [ X ] Yes [  ] No

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

16

SIGNATURES

18

5

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

5

Marvin’s Place, Inc.

(A Developmental Stage Company)

Balance Sheets

ASSETS

			June 30,
			2008
			(unaudited)

CURRENT ASSETS

	Cash		$12,721

	Total Current Assets		12,721

	TOTAL ASSETS		$12,721

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable			$-
	Advances from related parties		-

Total Current Liabilities			-

STOCKHOLDERS' EQUITY

	Preferred stock, 5,000,000 shares authorized
	at par value of $0.001, no shares
issued and outstanding			-
	Common stock, 70,000,000 shares authorized
at par value of $0.001, 2,805,000 and 1,750,000	$0.001;	3,500,000
	shares issued and outstanding		3,500
Additional paid-in capital			76,500
	Deficit accumulated during the development stage		(69,579)

Total Stockholders' Equity			12,721

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY			$12,721

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

The accompanying notes are an integral part of these financial statements

5

Marvin’s Place, Inc.

(A development State Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

Note 1 – Nature of Organization

a

.

Organization & Business Activities

The Company was incorporated under the laws of the State of Nevada on April 11, 2007 to provide mailing & shipping services. The Company has not realized significant revenues to date and therefore is classified as a development state company.

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

i.

Concentrations of Risk

5

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $100,000. At June 30, 2008, the Company’s bank deposits did not exceed the insured amounts.

j.

Basic Loss Per Share

The computation of the basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

From inception on April 11, 2007

      Through June 30, 2008

Loss (Numerator)

$ (69,579)

Shares (Denominator)

3,500,000

Per share amount

$ (00.02)

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

Net deferred tax assets consist of the following components as of June 30, 2008:

  2008

Deferred tax assets

NOL Carryover

$10,437

Deferred tax liabilities

     -0-

Valuation allowance

(10,437)

Net deferred tax assets -0- .

The income tax provision differs from the amount of income tax determined by applying the U.S. federal, and state income tax rates of 15% to pretax income from continuing operations for the period ended June 30, 2008. At June 30, 2008, the Company had net operating loss carryforwards of approximately $69,579. That may be offset against future taxable income through 2027. No tax benefit has been reported in the June 30, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 2 – Going Concern

5

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

Note 3 – Stock Offering

During May 2007, the Company sold 2,000,000 shares of its common stock to its founders for cash of $5,000. During December of 2007, the Company sold 1,500,000 shares of its common stock in a private placement for cash of $75,000.

Note 4 – New Accounting Pronouncements

During the period ending June 30, 2008, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities & Equity

SFAS No. 151, Inventory Costs

SFAS No. 152, Accounting for Real Estate

SFAS No. 153, Exchange of Non-monetary Assets

SFAS No. 154, Accounting Changes and Error Correction

SFAS No. 123(R), Share Based Payments

In addition, during the period ending June 30, 2008, FASB Interpretations No. 45 and No. 46, along with various Emerging Issues Task Force Consensuses (EITF) were issued, and adopted by the Company, and had no impact on its financial statements. These newly issued accounting pronouncements had no effect on the Company’s current financial statements, and did not impact the Company. In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In February 2007 , the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

5

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

A.

Management’s Discussion

Marvin’s Place, Inc. ("Marvin" or the "Company"), incorporated in the State of Nevada on April 4, 2007,  is a development stage company with the with the principal business objective of becoming a premier franchisor of retail shipping, postal, courier and business service centers by providing a wide range of convenient, value-added business services to consumers, mobile and traveling professionals and the small office/home office market.

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

ITEM 5. CONTROLS AND PROCEDURES

Based on their most recent review, which was completed within ninety days of the filing of this report, Marvin’s Officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Marvin in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to Marvin’s management, including its Officers, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  There were no significant changes in Marvin’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

Marvin’s Place, Inc.
(Registrant)

Signature	Title	Date

/s/ Chong Kim	President & CEO, Director	August 22, 2008
Chong Kim

/s/ Chong Kim	Secretary, Treasurer, Director	August 22, 2008
Chong Kim

/s/ Chong Kim	Principal Financial Officer	August 22, 2008
Chong Kim

/s/ Chong Kim	Principal Accounting Officer	August 22, 2008
Chong Kim

5