Form 10-Q
period 2008-09-30
Marvin's Place, Inc.
filed 2008-11-19
CIK 1402479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

16

SIGNATURES

18

5

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

5

Marvin’s Place, Inc.

(A Developmental Stage Company)

Balance Sheets

ASSETS

			September 30,	December 31,
			2008	2007
			(unaudited)

CURRENT ASSETS

Cash			$2,917	$76,965

Total Current Assets			2,917	76,965

TOTAL ASSETS			$2,917	$76,965

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable			$-	$56,750
Advances from related parties			-	400

Total Current Liabilities			-	57,150

STOCKHOLDERS' EQUITY

Preferred stock, 5,000,000 shares authorized
at par value of $0.001, no shares
issued and outstanding			-	-
Common stock, 70,000,000 shares authorized
at par value of $0.001, 2,805,000 and 1,750,000	$0.001;	3,500,000
shares issued and outstanding			3,500	3,500
Additional paid-in capital			76,500	76,500
Deficit accumulated during the development stage			(77,083)	(60,185)

Total Stockholders' Equity			2,917	19,815

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY			$2,917	$76,965

The accompanying notes are an integral part of these financial statements.

5

Marvin’s Place, Inc.

(A Developmental Stage Company)

Statements of Operations

(unaudited)

				From	From
				Inception on	Inception on
	For the Three	For the Three	For the Nine	April 11, 2007	April 11, 2007
	Months Ended	Months Ended	Months Ended	Through	Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008

REVENUES	$ -	$ -	$ -	$ -	$ -
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

General and administrative	7,504	25	16,898	3,025	77,083

Total Operating Expenses	7,504	25	16,898	3,025	77,083

INCOME (LOSS) FROM
OPERATIONS	(7,504)	(25)	(16,898)	(3,025)	(77,083)

OTHER EXPENSES

Interest expense	-	-	-	-	-

Total Other Expenses	-	-	-	-	-

NET LOSS BEFORE INCOME TAXES	(7,504)	(25)	(16,898)	(3,025)	(77,083)
INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$ (7,504)	$ (25)	$ (16,898)	$ (3,025)	$ (77,083)

BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	3,500,000	3,500,000	3,500,000	3,500,000

The accompanying notes are an integral part of these financial statements.

5

Marvin’s Place, Inc.

(A Developmental Stage Company)

Statements of Stockholders’ Equity

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance on April 11, 2007	-	$-	$-	$-	$-

Common stock issued for
cash at $0.004 per share	2,000,000	2,000	3,000	-	5,000

Common stock issued for
cash at $0.05per share	1,500,000	1,500	73,500	-	75,000

Net loss for the year ended
December 31, 2007	-	-	-	(60,185)	(60,185)

Balance, December 31, 2007	3,500,000	3,500	76,500	(60,185)	19,815

Net loss for the nine months
ended September 30, 2008	-	-	-	(16,898)	(16,898)

Balance, September 30, 2008	3,500,000	$3,500	$76,500	$(77,083)	$2,917

The accompanying notes are an integral part of these financial statements.

5

Marvin’s Place, Inc.

(A Developmental Stage Company)

Statements of Cash Flows

(unaudited)

		From	From
		Inception on	Inception on
	For the Nine	April 11, 2007	April 11, 2007
	Months Ended	Through	Through
	September 30,	September 30,	September 30,
	2008	2007	2008
OPERATING ACTIVITIES
Net loss	$(16,898)	$(3,025)	$(77,083)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	-	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(56,750)	-	-
Net Cash Used by Operating Activities	(73,648)	(3,025)	(77,083)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Proceeds from common stock issued	-	5,000	80,000
Increase in advances from related parties	(400)	-	-
Net Cash Used by Financing Activities	(400)	5,000	80,000

NET DECREASE IN CASH	(74,048)	1,975	2,917
CASH AT BEGINNING OF PERIOD	76,965	-	-
CASH AT END OF PERIOD	$2,917	$1,975	$2,917

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

5

Marvin’s Place, Inc.

(A development State Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

NOTE 1 -

CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

In the initial approximately eighteen month operating period from April 4, 2007 (inception) to September 30, 2008, the Company generated no revenues while incurring $77,083 in general and administrative expenses. This resulted in a cumulative net loss of $77,083 for the period then ended from inception, which is equivalent to $(0.00) per share.

During the nine months ended September 30, 2008, the Company generated $0 in revenues while incurring $16,898 in general and administrative expenses. This resulted in a net loss for the quarter ended September 30, 2008 of $16,898. The net loss for both periods is attributable primarily to the continuing costs of start-up operations.

Liquidity and Capital Resources

As of September 30, 2008, the Company had $2,191 in working capital.  The Company’s current assets as of September 30, 2008 consisted of $2,191 in cash.

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

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we earn on our investment portfolio. Our investment portfolio consists of liquid investments that have maturities of three months or less. Our risk associated with fluctuating interest income is limited to investments in interest rate sensitive financial instruments. Under our current policy, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of its invested principal by limiting default risk, market risk, and reinvestment risk.  We mitigate default risk by investing in short-term investment grade securities.

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

Marvin’s Place, Inc.
(Registrant)

Signature	Title	Date

/s/ Chong Kim	President & CEO, Director	November 19, 2008
Chong Kim

/s/ Chong Kim	Secretary, Treasurer, Director	November 19, 2008
Chong Kim

/s/ Chong Kim	Principal Financial Officer	November 19, 2008
Chong Kim

/s/ Chong Kim	Principal Accounting Officer	November 19, 2008
Chong Kim

5