Form 10-K
period 2008-12-31
Marvin's Place, Inc.
filed 2009-04-22
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-144082

MARVIN’S PLACE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8758875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8860 Greenlawn Street, Riverside, CA 92508
(Address of Principal Executive Offices)

(951) 902-2022
(Issuer’s telephone number)

13245 Sunnyslope Drive, Chino Hills, CA 91709
(Former name, former address and former fiscal year, if changed since last report)

 Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock $.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “small reporting company” in Rule 12b-2 of the Exchange Act.  (check one)
Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Small reporting company: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2008 is $75,000.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, 3,500,000 shares issued and outstanding as of April 9, 2009.

DOCUMENTS INCORPORATED BY REFERENCE.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

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

PART I

In this Form 10-K, the "Company" refers to Marvin’s Place, Inc. and "our Company", “MPI’, "we" and "our" likewise refer to Marvin’s Place, Inc.

Item 1. Description of Business.

A.           Business Development and Summary

THE COMPANY

Marvin’s Place, Inc. ("Marvin’s" or the "Company"), incorporated in the State of Nevada on April 11, 2007, is a development stage company with the principal business objective of becoming a premier franchisor of retail shipping, postal, courier and business service centers by providing a wide range of convenient, value-added business services to consumers, mobile and traveling professionals and the small office/home office market.

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

Our administrative office is located at 8860 Greenlawn Street, Riverside, California 92508.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control.  A number of these risks are listed below.  These risks could affect actual future results and could cause them to differ materially from any forward-looking statements we have made in this Annual Report. You should carefully consider the risks described below, as well as the other information set forth in this Form 10-K.  The risks and uncertainties described below are not the only ones we face. Should any of these risks or uncertainties materialize, any of the risks described below could significantly and adversely affect our business, prospects, financial condition or results of operations.  In that case, the trading price of our common stock could fall and our shareholders may lose all or part of the money you paid to buy our securities.

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

Since our inception, we have incurred net losses. At December 31, 2008, we had cumulative net losses of $78,113 and working capital of $0.  We also had negative cash flow from start-up activities.  As such, there is substantial doubt about our ability to continue as a going concern.  Historically, we have funded our operations from internally generated funds and the proceeds from the sale equity securities.  Our growth strategy is to increase our markets and our market share by implementing our strategic business plan. This is likely to result in additional losses and negative cash flow for the foreseeable future. We cannot give assurances that we will ever become profitable.

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

As of December 31, 2008, we had minimal cash on-hand for use in expansion, sales and marketing, capital expenditures and working capital.  In all likelihood this amount will not be sufficient to execute our growth strategy in full necessitating a contingency   plan to raise additional capital, if necessary, in order to execute our business strategy.  If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders will suffer dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.  Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.  In addition, we may not be able to obtain additional financing on terms favorable to us, if at all.  If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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

(12)         Employees

As of December 31, 2008, we did not have any employees.

Item 2.    Description of Property.

Through the end of the year our corporate headquarters were located at 13245 Sunnyslope Drive, Chino Hills, California 91709 and were being provided gratuitously by the President of the company.  Effective January 22, 2009 the corporate headquarters were changed to 8860 Greenlawn Street, Riverside, CA 92508 when Chong Kim, the Company’s President resigned and Georgette Mathers was appointed to the Board and was then appointed President.  The current address is also the address of Ms. Mathers.  The space is being provided gratuitously by Ms. Mathers.

Item 3.    Legal Proceedings.

We are not a party to any pending legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters have been submitted to a vote of security holders as contemplated by Item 4 of Form 10-K.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock is listed on the OTCBB.  We cannot guarantee that a meaningful trading market will develop even though our stock is tradable. If a market ever develops for our Common Stock, of which we cannot guarantee success, the trading price of our common stock could be subject to wide fluctuations in response to various events or factors, many of which are beyond our control.  In addition, the stock market may experience extreme price and volume fluctuations, which, without a direct relationship to the operating performance, may affect the market price of our stock.

Holders

The number of record holders of the Company’s common stock as of December 31, 2008 is approximately 25. This does not include an indeterminate number of stockholders whose shares may be held by brokers in street name. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Our independent stock transfer agent is Island Stock Transfer which is located at 100 Second Avenue S., Suite 300N, St. Petersburg, Florida 33701.

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

None.

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this Annual Report.  Operating results are not necessarily indicative of results that may occur in future periods.

FORWARD LOOKING STATEMENTS

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this Annual Report on Form 10-K. Operating results are not necessarily indicative of results that may occur in future periods.

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

Results of Operations

Revenue
The Company had no revenues for the year ended December 31, 2008.

Expenses
The Company’s expenses for the year ended December 31, 2008 was $17,928

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity.  The Company's balance sheet as of December 31, 2008, reflects total assets of $2,887.  The Company has minimal cash and no line of credit, other than that which present management may agree to extend to or invest in the Company.  The Company will carry out its strategic business plan, as discussed above, as effectively as reasonably possible. The Company cannot predict to what extent its liquidity and capital resources will be diminished or to what extent its capital will be further depleted by the operating losses (if any) of the business.

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

Item 7.    Financial Statements

OFFICES OF
ARSHAD M. FAROOQ, JD, CPA

201 N. Palomares St.
Pomona, CA 91767

(909) 238-5361
(909) 972-1672 Fax
amfarooq@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Marvin’s Place, Inc.
Chino Hills, California

We have audited the accompanying balance sheet of Marvin’s Place, Inc. (A development Stage Company) as of December 31, 2008, and the related statements of operations, stockholders’ equity, and cash flows from inception April 11, 2007 through December 31, 2008, and the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a best basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marvin’s Place, Inc. (A Development State Company) as of December 31, 2008 and the results of its operations, and its cash flows from inception April 11, 2007 through December 31, 2008, and the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s lack of revenue, and significant losses as of December 31, 2008 raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Arshad M. Farooq
Pomona, CA
April 13th., 2008

Offices of
Arshad M. Farooq, JD
Certified Public Accountant

Marvin's Place, Inc.
(A Development Stage Company)
Balance Sheets
As of 12/31/2008

	December 31,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS

Cash	$2,887	$76,965

Total Current Assets	2,887	76,965

TOTAL ASSETS	$2,887	$76,965

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$1,000	$56,750
Advances from related parties	-	400

Total Current Liabilities	1,000	57,150

STOCKHOLDERS' EQUITY

Preferred stock, 5,000,000 shares authorized at par value of $0.001, no shares issued and outstanding	-	-
Common stock, 70,000,000 shares authorized at par value of $0.001; 3,500,000 shares issued and outstanding	3,500	3,500
Additional paid-in capital	76,500	76,500
Deficit accumulated during the development stage	(78,113)	(60,185)

Total Stockholders' Equity	1,887	19,815

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,887	$76,965

The accompanying notes are an integral part of these financial statements.

Marvin's Place, Inc.
(A Development Stage Company)
Statements of Operations

		From
		Inception on
	For the Year	April 11, 2007
	Ended	Through
	December 31,	December 31,
	2008	2008

REVENUES	$-	$-
COST OF SALES	-	-
GROSS MARGIN	-	-

OPERATING EXPENSES

General and administrative	17,928	78,113

Total Operating Expenses	17,928	78,113

INCOME (LOSS) FROM OPERATIONS	$(17,928)	$(78,113)

OTHER EXPENSES

Interest expense	-	-

Total Other Expenses	-	-

NET LOSS BEFORE INCOME TAXES	(17,928)	(78,113)
INCOME TAX EXPENSE	-	-

NET LOSS	$(17,928)	$(78,113)

BASIC LOSS PER SHARE	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,500,000

The accompanying notes are an integral part of these financial statements

Marvin's Place, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity
31-Dec-08

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance on April 11, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.004 per share	2,000,000	2,000	3,000	-	5,000

Common stock issued for cash at $0.05 per share	1,500,000	1,500	73,500	-	75,000

Net loss for the year ended December 31, 2007	-	-	-	(60,185)	(60,185)

Balance, December 31, 2007	3,500,000	3,500	76,500	(60,185)	19,815

Net loss for the year ended December 31, 2008	-	-	-	(17,928)	(17,928)

Balance, December 31, 2008	3,500,000	$3,500	$76,500	$(78,113)	$1,887

The accompanying notes are an integral part of these financial statements.

Marvin's Place, Inc.
(A Development Stage Company)
Statements  of Cash Flows

		From
		Inception on
	For theYear	April 11, 2007
	Ended	Through
	December 31,	December 31,
	2008	2008

OPERATING ACTIVITIES

Net loss	$(17,928)	$(78,113)

Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(55,750)	1,000

Net Cash Used by Operating Activities	(73,678)	(77,113)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES

Proceeds from common stock issued	-	80,000
Increase in advances from related parties	(400)	-

Net Cash Used by Financing Activities	(400)	80,000

NET DECREASE IN CASH	(74,078)	2,887

CASH AT BEGINNING OF PERIOD	76,965	-

CASH AT END OF PERIOD	$2,887	$2,887

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these financial statements.

MARVIN’S PLACE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

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

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company recognizes revenue net of an allowance for estimated returns, at the time the merchandise is sold or services performed. The allowance for sales returns is estimated based on the Company’s historical experience. Sales taxes are presented on a net basis (excluded from revenues and costs). Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

g.	Organization Costs
The Company has expensed the costs of its incorporation.

MARVIN’S PLACE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

h.	Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

i.	Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2008, the Company’s bank deposits did not exceed the insured amounts.

j.	Basic Loss Per Share

The computation of the basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

For the Year
Ended
December 31, 2008

Loss (Numerator)	$(17,928)
Shares (Denominator)	3,500,000
Per share amount	$(0.01)

k.	Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax assets & liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, where necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for income taxes using an asset & liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the assets and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets & liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

MARVIN’S PLACE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

k.	Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2008 and December 31, 2007.

	December 31, 2008	December 31, 2007

Deferred tax assets
NOL Carryover	$30,464	$23,472
Deferred tax liabilities	-0-	-0-
Valuation allowance	(30,464)	(23,472)
Net deferred tax assets	$-0-	$-0-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal, and state income tax rates of 39% to pretax income from continuing operations for the periods ended December 31, 2008 and 2007.

At December 31, 2008, the Company had net operating loss carry forwards of approximately $78,113. That may be offset against future taxable income through 2028. No tax benefit has been reported in the December 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating carry forwards for Federal Income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

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
December 31, 2008 and 2007

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

Note 4 – Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is still evaluating the effect of the pronouncement on its financial statements.

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts.

SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time

MARVIN’S PLACE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

MARVIN’S PLACE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’ This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007.

Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

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

The following table sets forth certain information regarding the executive officers and sole director of MPI as of the date of this Prospectus:

Name and Address	Age	Position

Georgette Mathers 8860 Greenlawn Street Riverside, CA 92508	55	President, Secretary, Treasurer and Director

Ms. Mathers has held her offices/positions since January 22, 2009 and is expected to continue to hold these offices/positions until the next annual meeting of MPI's stockholders.  At the date of this filing, MPI is not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters.

Background of Directors, Executive Officers, Promoters and Control Persons

Georgette Mathers – President, Treasurer, Secretary, and Director – Ms. Mathers is a corporate paralegal and has worked in the legal profession for over 20 years.

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

Based solely upon a review of the copies of such forms furnished to us, we believe that for the fiscal year ended December 31, 2008directors, executive officers, and beneficial owners complied with Section 16(a) filing requirements applicable to them.

Code of Ethics

To date, we have not adopted a Code of Ethics as described in Item 406 of Regulation S-B.  Given the early stages of our development, we have not dedicated our limited resources to the drafting and review of a code of ethics.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE
		Annual Compensation ($)			Long Term Compensation
(a)	(b)	(c)	(d)	(e)	(f)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)	Restricted Stock Awards ($)
Chong Kim, CEO, Chairman of the Board	2008	0	0	0	0
	2007	0	0	0	0
Georgette Mathers	2008	0	0	0	0

There are no existing or planned option or SAR grants.

Agreements with Directors and Executive Officers

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of December 31, 2008 with respect to the beneficial ownership of our common stock by the following individuals: (a) each person known by the Company to be beneficial owners of more than 5% of the outstanding shares of our common stock; (b) each of our Directors; (c) each of our named executive officers; and (d) all of our directors and executive officers as a group.  Unless otherwise specified, the named beneficial owner has, to our knowledge, either sole or majority voting and investment power.

Name and Address of Beneficial Owner of Shares (1)	Amount of Shares Beneficially Owned	Percentage of Class

Chong Kim	2,000,000	57.14%
	2,000,000	57.14%
All Directors and Executive Officers as a Group	2,000,000	57.14%

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

Item 13. Exhibits and Reports on Form 8-K.

Name and/or Identification of Exhibit

3.1	Articles of Incorporation of the Registrant, incorporated be reference to the issuer’s Form SB-2 as filed on June 27, 2007

3.2	Bylaws of the Registrant, incorporated be reference to the issuer’s Form SB-2 as filed on June 27, 2007

31.1	Certification of Georgette Mathers Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Item 14. Principal Accountant Fees and Services.

We paid the following estimated fees since inception, to the OFFICES OF ARSHAD M. FAROOQ, JD, CPA.

	Inception to December 31, 2008

Audit Fees		$3,500
Audit-Related Fees	$
Tax Fees	$
All Other Fees		$0
Total		$3,500

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

The Board reviewed the audited financial statements of our Company as of and for the year ended December 31, 2008, with management and the independent auditors.  Management has the responsibility for the preparation of our Company’s financial statements and the independent auditors have the responsibility for the examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved our Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Marvin’s Place, Inc.

Date: April 20, 2009	By:	/s/ Georgette Mathers
Georgette Mathers
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Georgette Mathers	Chief Executive Officer and Director	April 20, 2009
Georgette Mathers	(Principal Executive Officer)

/s/ Georgette Mathers	Chief Financial Officer and Director	April 20, 2009
Georgette Mathers	(Principal Financial and Accounting Officer)