Form 10-K/A
period 2008-12-31
Marvin's Place, Inc.
filed 2009-04-22
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-144082

MARVIN’S PLACE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-8758875 (I.R.S. Employer Identification No.)

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
.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “small reporting company” in Rule 12b-2 of the Exchange Act.  (check one)
Large accelerated filer: . ☐   Accelerated filer: . ☐  Non-accelerated filer: . ☐ Small reporting company: . ☒

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

PART I

In this Form 10-K/A Amendment No. 1, the "Company" refers to Marvin’s Place, Inc. and "our Company", “MPI’, "we" and "our" likewise refer to Marvin’s Place, Inc.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control.  A number of these risks are listed below.  These risks could affect actual future results and could cause them to differ materially from any forward-looking statements we have made in this Annual Report. You should carefully consider the risks described below, as well as the other information set forth in this Form 10-K/A Amendment No. 1.  The risks and uncertainties described below are not the only ones we face. Should any of these risks or uncertainties materialize, any of the risks described below could significantly and adversely affect our business, prospects, financial condition or results of operations.  In that case, the trading price of our common stock could fall and our shareholders may lose all or part of the money you paid to buy our securities.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters have been submitted to a vote of security holders as contemplated by Item 4 of Form 10-K/A Amendment No. 1.

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

FORWARD LOOKING STATEMENTS

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this Annual Report on Form 10-K/A Amendment No. 1. Operating results are not necessarily indicative of results that may occur in future periods.

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
April 22nd., 2009

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

F-2

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

k.	Income Taxes

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

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved our Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K/A Amendment No. 1 for filing with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Marvin’s Place, Inc.

Date: April 22, 2009	By:	/s/ Georgette Mathers
Georgette Mathers
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Georgette Mathers	Chief Executive Officer and Director	April 22, 2009
Georgette Mathers	(Principal Executive Officer)

/s/ Georgette Mathers	Chief Financial Officer and Director	April 22, 2009
Georgette Mathers	(Principal Financial and Accounting Officer)