Form 10-Q
period 2009-03-31
Marvin's Place, Inc.
filed 2009-05-15
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-144082

MARVIN’S PLACE, INC. (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-8758875 (I.R.S. Employer Identification No.)

8860 Greenlawn St., Riverside, California 92508 (Address of Principal Executive Offices) (951) 902-2022 (Issuer’s telephone number)

None (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

☐ Large accelerated filer ☐ Accelerated filer

☐ Non-accelerated filer ☒ Small reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2009:

Class	Outstanding shares as of May 11, 2009
Common Stock, $0.001 par value	3,500,000

INDEX	Page

PART 1-FINANCIAL INFORMATION	2

Report of Independent Registered Public Accountant	F-1

Item 1. Financial Statements	F-2
Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008

Statements of Operations (unaudited) for the three months ended March 31, 2009 and March 31,2008 and the period from inception (April 11, 2007) to March 31, 2009.	F-3

Statements of Cash Flows (unaudited) for the three months ended March 31, 2009 and March31, 2008 and the period from inception (April 11, 2007) to March 31, 2009	F-4

Statement of Stockholders Equity (Deficit) for the three months ended March 31, 2009 and theperiod from inception (April 11, 2007) to March 31, 2009	F-5

Notes to Financial Statements	F-6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3. Quantitative and Qualitative Disclosures about Market Risk	4

Item 4. Control and Procedures	4

PART 11-OTHER INFORMATION	5

Item 1. Legal Proceedings	5

Item 1A. Risk Factors	5

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 6. Exhibits	7

SIGNATURES	8

OFFICES OF
ARSHAD M. FAROOQ, JD, CPA

201 N. Palomares St.
Pomona, CA 91767

(909) 238-5361
(909) 972-1672 Fax
amfarooq@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Marvin’s Place, Inc.
8860 Greenlawn St.
Riverside, CA 92508

We have reviewed the accompanying balance sheet of Marvin’s Place, Inc. (A development Stage Company) as of March 31, 2009, and the related statements of operations, stockholders’ equity, and cash flows for the three-month period ended March 31, 2009. These financial statements are the responsibility of the Company’s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s lack of revenue and significant losses as of September 30, 2008 raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arshad M. Farooq
Pomona, CA
May 14th., 2009

Offices of
Arshad M. Farooq, JD
Certified Public Accountant

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MARVIN’S PLACE, INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2009	2008
	(unaudited)

ASSETS

CURRENT ASSETS

Cash	$2,260	$2,887

Total Current Assets	2,260	2,887

TOTAL ASSETS	$2,260	$2,887

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,718	$1,000
Advances from related parties	2,595	-

Total Current Liabilities	4,313	1,000

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 5,000,000 shares authorized
at par value of $0.001, no shares
issued and outstanding	-	-
Common stock, 70,000,000 shares authorized
at par value of $0.001, 2,805,000 and 1,750,000 $0.001; 3,500,000
shares issued and outstanding	3,500	3,500
Additional paid-in capital	76,500	76,500
Deficit accumulated during the development stage	(82,053)	(78,113)

Total Stockholders' Equity (Deficit)	(2,053)	1,887
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$2,260	$2,887

The accompanying notes are an integral part of these financial statements.

MARVIN’S PLACE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

				From
				Inception on
				April 11, 2007
	For the Three Months Ended			Through
	March 31,			March 31,
	2009	2008		2009

REVENUES	$-	$		$
COST OF SALES	-		-	-
GROSS MARGIN	-		-	-

OPERATING EXPENSES

General and administrative	3,940		7,065	82,053

Total Operating Expenses	3,940		7,065	82,053

INCOME (LOSS) FROM
OPERATIONS	(3,940)		(7,065)	(82,053)

OTHER EXPENSES

Interest expense	-		-	-

Total Other Expenses	-		-	-

NET LOSS BEFORE INCOME TAXES	(3,940)		(7,065)	(82,053)
INCOME TAX EXPENSE	-		-	-

NET LOSS	$(3,940)		$(7,065)	$(82,053)

BASIC LOSS PER SHARE	$(0.00)		$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	3,500,000		3,500,000

The accompanying notes are an integral part of these financial statements.

MARVIN’S PLACE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance on April 11, 2007	-	$-	$-	$-	$-

Common stock issued for
cash at $0.004 per share	2,000,000	2,000	3,000	-	5,000

Common stock issued for
cash at $0.05per share	1,500,000	1,500	73,500	-	75,000

Net loss for the year ended
December 31, 2007	-	-	-	(60,185)	(60,185)

Balance, December 31, 2007	3,500,000	3,500	76,500	(60,185)	19,815

Net loss for the year ended
December 31, 2008	-	-	-	(17,928)	(17,928)

Balance, December 31, 2008	3,500,000	3,500	76,500	(78,113)	1,887

Net loss for the three months
ended March 31, 2009 (unaudited)	-	-	-	(3,940)	(3,940)

Balance, March 31, 2009 (unaudited)	3,500,000	$3,500	$76,500	$(82,053)	$(2,053)

The accompanying notes are an integral part of these financial statements.

MARVIN’S PLACE, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

			From
			Inception on
			April 11, 2007
	For the Three Months Ended		Through
	March 31,		March 31,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(3,940)	$(7,065)	$(82,053)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	718	(56,750)	1,718

Net Cash Used in Operating Activities	(3,222)	(63,815)	(80,335)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from common stock issued	-	-	80,000
Increase in advances from related parties	2,995	(400)	2,995

Net Cash Provided by Financing Activities	2,995	(400)	82,995

NET DECREASE IN CASH	(227)	(64,215)	2,660

CASH AT BEGINNING OF PERIOD	2,887	76,965	-

CASH AT END OF PERIOD	$2,660	$12,750	$2,660

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

MARVIN’S PLACE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1 – Nature of Organization and Significant Accounting Policies (Continued)

g.	Organization Costs

The Company has expensed the costs of its incorporation.

h.	Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

i.	Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At March 31, 2009, the Company’s bank deposits did not exceed the insured amounts.

j.	Basic Loss Per Share

The computation of the basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

For the Quarter
Ended
March 31, 2009

Loss (Numerator)	$(3,940)
Shares (Denominator)	3,500,000
Per share amount	$(0.01)

k.	Income Taxes

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

MARVIN’S PLACE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1 – Nature of Organization and Significant Accounting Policies (Continued)

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

k.    Income Taxes

Net deferred tax assets consist of the following components as of March 31, 2009 and March 31, 2008.

	March 31, 2009	March 31, 2008

Deferred tax assets
NOL Carryover	$32,001	$26,228
Deferred tax liabilities	-0-	-0-
Valuation allowance	(32,001)	(26,228)
Net deferred tax assets	$-0-	$-0-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal, and state income tax rates of 39% to pretax income from continuing operations for the periods ended March 31, 2009 and 2008.

At March 31, 2009, the Company had net operating loss carry forwards of approximately $82,053. That may be offset against future taxable income through 2028. No tax benefit has been reported in the March 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating carry forwards for Federal Income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

MARVIN’S PLACE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
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

MARVIN’S PLACE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

MARVIN’S PLACE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows

Item 2. Management’s Discussion and Analysis and Plan of Operations

FORWARD LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Marvin’s Place, Inc., and other matters. Statements in this report that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenues, and income of Marvin’s Place, Inc., wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of Marvin’s Place, Inc. on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” described below, that may affect the operations, performance, development, and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

This section must be read in conjunction with the unaudited Financial Statements included in this report.

A.  Management’s Discussion

Marvin’s Place, Inc. ("Marvin" or the "Company"), incorporated in the State of Nevada on April 11, 2007, is a development stage company with the with the principal business objective of becoming a premier franchisor of retail shipping, postal, courier and business service centers by providing a wide range of convenient, value-added business services to consumers, mobile and traveling professionals and the small office/home office market.

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

In the initial approximately eighteen month operating period from April 11, 2007 (inception) to March 31, 2009, the Company generated no revenues while incurring $82,053 in general and administrative expenses. This resulted in a cumulative net loss of $82,053 for the period then ended from inception, which is equivalent to $(0.00) per share.

During the three months ended March 31, 2009, the Company generated $0 in revenues while incurring $3,940 in general and administrative expenses. This resulted in a net loss for the quarter ended March 31, 2009 of $3,940. The net loss for both periods is attributable primarily to the continuing costs of start-up operations.

Liquidity and Capital Resources

As of March 31, 2009, the Company had $2,660 in working capital.  The Company’s current assets as of March 31, 2009 consisted of $2,260 in cash.

B.  Plan of Operation

Marvin’s Place, Inc. was incorporated on April 11, 2007.  As of the date of this document, we have generated no revenues and substantial expenses.  This resulted in a net loss of since inception, which is attributable to general and administrative expenses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer/Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (March 31, 2009), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer/Chief Financial Officer, as the principal executive and financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. Our Chief Executive Officer/Chief Financial Officer has concluded that the financial statements included in this report present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Changes in Internal Control

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None.

ITEM 1A.  RISK FACTORS

Any investment in our shares of common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Quarterly Report before you decide to invest in our common stock. Each of the following risks may materially and adversely affect our business objective, plan of operation and financial condition. These risks may cause the market price of our common stock to decline, which may cause you to lose all or a part of the money you invested in our common stock. We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business plan. In addition to other information included in this Quarterly Report, the following factors should be considered in evaluating the Company's business and future prospects.

RISKS RELATING TO OUR BUSINESS

THE COMPANY HAS A LIMITED OPERATING HISTORY AND VERY LIMITED RESOURCES

The Company has limited resources and there is significant competition in the target market we intend to enter.

We expect to encounter intense competition from other entities having a business objective similar to the Company's.. Many of these entities are well established, have extensive experience, possess greater technical, human and other resources than the Company does and the Company's financial resources are limited when contrasted with those of many of these competitors.

The Company may be unable to obtain the additional financing that will be required to implement its business strategy.

To the extent that additional financing proves to be unavailable on terms we deem to be acceptable, we may be unable to become an operating business despite the strategic relationships we created at a cost of substantial dilution to our stockholders. The failure to secure adequate additional financing could also have a material adverse effect on the continued development or growth of our target business. Neither Management nor our significant stockholders are required to provide any financing to us.

Broad discretion of Management

Any person who invests in our common stock will do so dependent on the broad discretion and judgment of Management in connection with the implementation of our business strategy. There can be no assurance that determinations made by Management will permit us to achieve the Company's business objectives.

If the Company is deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to consummate our business objective.

If we are deemed to be an investment company, we would be:

    • restricted in the nature of our investments; and
    • restricted in the issuance of securities, which may make it difficult for us to consummate our business strategy.

In addition, we may have imposed upon us burdensome requirements, including:

    • registration as an investment company;

    • adoption of a specific form of corporate structure; and

    • reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that the Company's is subject it to the Investment Company Act of 1940.

RISKS RELATED TO OUR COMMON STOCK

The Company's shares of common stock are subject to quotation on the OTCBB, which limits the liquidity and price of the Company's common stock.

The Company's shares of common stock are subject to quotation on the OTCBB. Quotation of the Company's securities on the OTCBB limits the liquidity and price of the Company's common stock more than if the Company's shares of common stock were listed on The Nasdaq Stock Market or a national exchange. There is currently only a limited trading market in the Company's common stock. In the event that an active trading market commences, there can be no assurance as to the market price of the Company's shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Our common stock is subject to the Penny Stock Rules of the SEC and the trading market in our common stock is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our common stock.

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

    • that a broker or dealer approve a person's account for transactions in penny stocks; and

    • the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

    • obtain financial information and investment experience objectives of the person; and

    • make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

    • sets forth the basis on which the broker or dealer made the suitability determination; and

    • that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

State blue sky registration; potential limitations on resale of the Company's common stock

The holders of the Company's shares of common stock registered under the Exchange Act and those persons who desire to purchase them in any trading market that may develop in the future, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell the Company's securities. Accordingly, investors should consider the secondary market for the Registrant's securities to be limited.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended March 31, 2009, we did not have unregistered sales of equity securities or use of proceeds from registered securities.

ITEM 6.  EXHIBITS

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document

No.	Description of Exhibit

31.1	Certification of Principal Executive Officer/Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Marvin’s Place, Inc.

Date: May 15, 2009	By:	/s/ Georgette Mathers
Georgette Mathers
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Georgette Mathers	Chief Executive Officer and Director	May 15, 2009
Georgette Mathers	(Principal Executive Officer)

/s/ Georgette Mathers	Chief Financial Officer and Director	May 15, 2009
Georgette Mathers	(Principal Financial and Accounting Officer)