Form 10-Q
period 2009-06-30
Marvin's Place, Inc.
filed 2009-08-11
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-144082

MARVIN’S PLACE, INC. (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-8758875 (I.R.S. Employer Identification No.)

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

[ ] Large accelerated filer	[ ] Accelerated filer

[ ] Non-accelerated filer	[X] Small reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ X ]     No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2009:

Class	Outstanding shares as of June 30, 2009
Common Stock, $0.001 par value	3,500,000

INDEX	Page

PART 1-FINANCIAL INFORMATION	2

Item 1. Financial Statements	F-1

Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008

Statements of Operations (unaudited) for the six months ended June 30, 2009 and June 30, 2008 and the period from inception (April 11, 2007) to June 30, 2009	F-2

Statements of Cash Flows (unaudited) for the six months ended June 30, 2009 and June 30, 2008 and the period from inception (April 11, 2007) to June 30, 2009	F-2

Statement of Stockholders Equity (Deficit) for the six months ended June 30, 2009 and the period from inception (April 11, 2007) to June 30, 2009	F-3

Notes to Financial Statements	F-4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3. Quantitative and Qualitative Disclosures about Market Risk	4

Item 4. Control and Procedures	4

PART II-OTHER INFORMATION

Item 1. Legal Proceedings	5

Item 1A. Risk Factors	5

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 6. Exhibits	7

SIGNATURES	8

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
MARVIN’S PLACE, INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

ASSETS

	June 30,	December 31,
	2009	2008
	(unaudited)

CURRENT ASSETS

Cash	$635	$2,887

Total Current Assets	635	2,887

TOTAL ASSETS	$635	$2,887

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$120	$1,000
Advances from related parties	12,266	-

Total Current Liabilities	12,386	1,000

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 5,000,000 shares authorized
at par value of $0.001, no shares
issued and outstanding	-	-
Common stock, 70,000,000 shares authorized
at par value of $0.001 per share, 3,500,000
shares issued and outstanding	3,500	3,500
Additional paid-in capital	76,500	76,500
Deficit accumulated during the development stage	(91,751)	(78,113)

Total Stockholders' Equity (Deficit)	(11,751)	1,887
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$635	$2,887

The accompanying notes are an integral part of these financial statements.

MARVIN’S PLACE, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

					From
					Inception on
					April 11, 2007
	For the Three Months Ended		For the Six Months Ended		Through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

General and administrative	9,698	2,329	13,638	9,394	91,751

Total Operating Expenses	9,698	2,329	13,638	9,394	91,751

INCOME (LOSS) FROM
OPERATIONS	(9,698)	(2,329)	(13,638)	(9,394)	(91,751)

OTHER EXPENSES

Interest expense	-	-	-	-	-

Total Other Expenses	-	-	-	-	-

NET LOSS BEFORE INCOME TAXES	(9,698)	(2,329)	(13,638)	(9,394)	(91,751)
INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(9,698)	$(2,329)	$(13,638)	$(9,394)	$(91,751)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	3,500,000	3,500,000	3,500,000	3,500,000

The accompanying notes are an integral part of these financial statements.

MARVIN’S PLACE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
(Unaudited)

			From
			Inception on
			April 11, 2007
	For the Six Months Ended		Through
	June 30,		June 30,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(13,638)	$(9,394)	$(91,751)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	-	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(880)	(54,450)	120

Net Cash Used in Operating Activities	(14,518)	(63,844)	(91,631)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from common stock issued	-	-	80,000
Increase (decrease) in advances from
related parties	12,266	(400)	12,266

Net Cash Provided by Financing Activities	12,266	(400)	92,266

NET DECREASE IN CASH	(2,252)	(64,244)	635

CASH AT BEGINNING OF PERIOD	2,887	76,965	-

CASH AT END OF PERIOD	$635	$12,721	$635

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MARVIN’S PLACE, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance on April 11, 2007	-	$-	$-	$-	$-

Common stock issued for
cash at $0.004 per share	2,000,000	2,000	3,000	-	5,000

Common stock issued for
cash at $0.05per share	1,500,000	1,500	73,500	-	75,000

Net loss for the year ended
December 31, 2007	-	-	-	(60,185)	(60,185)

Balance, December 31, 2007	3,500,000	3,500	76,500	(60,185)	19,815

Net loss for the year ended
December 31, 2008	-	-	-	(17,928)	(17,928)

Balance, December 31, 2008	3,500,000	3,500	76,500	(78,113)	1,887

Net loss for the six months
ended June 30, 2009 (unaudited)	-	-	-	(13,638)	(13,638)

Balance, June 30, 2009 (unaudited)	3,500,000	$3,500	$76,500	$(91,751)	$(11,751)

The accompanying notes are an integral part of these financial statements.

MARVIN’S PLACE, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009 and December 31, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

MARVIN’S PLACE, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009 and December 31, 2008

Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

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

In the initial approximately twenty-six month operating period from April 11, 2007 (inception) to June 30, 2009, the Company generated no revenues while incurring $91,751 in general and administrative expenses. This resulted in a cumulative net loss of $91,751 for the period then ended from inception, which is equivalent to $(0.00) per share.

During the six months ended June 30, 2009, the Company generated $0 in revenues while incurring $9,698 in general and administrative expenses.  This resulted in a net loss for the quarter ended June 30, 2009 of $9,698. The net loss for both periods is attributable primarily to the continuing costs of start-up operations.

Liquidity and Capital Resources

As of June 30, 2009, the Company had $635 in working capital.  The Company’s current assets as of June 30, 2009 consisted of $635 in cash.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 (Exchange Act) as a process designed by or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that is in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in  accordance with authorizations of our management and directors: and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of June 30, 2009 our internal control over financial reporting was ineffective.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were ineffective.

(b)            Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We expect to encounter intense competition from other entities having a business objective similar to the Company's. Many of these entities are well established, have extensive experience, possess greater technical, human and other resources than the Company does and the Company's financial resources are limited when contrasted with those of many of these competitors.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the six months ended June 30, 2009, we did not have unregistered sales of equity securities or use of proceeds from registered securities.

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

Marvin’s Place, Inc.

Date:  August 11, 2009                                                                        By:           /s/ Georgette Mathers
Georgette Mathers
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Georgette Mathers	Chief Executive Officer and Director	August 11, 2009
Georgette Mathers	(Principal Executive Officer)

/s/ Georgette Mathers	Chief Financial Officer and Director	August 11, 2009
Georgette Mathers	(Principal Financial and Accounting Officer)