Form 10-Q
period 2009-09-30
Marvin's Place, Inc.
filed 2009-11-12
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009
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

[ ] Large accelerated filer	[ ] Accelerated filer

[ ] Non-accelerated filer	[X] Small reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ X ]     No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2009:

Class	Outstanding shares as of September 30, 2009
Common Stock, $0.001 par value	3,500,000

INDEX	Page

PART 1-FINANCIAL INFORMATION	2

Item 1. Financial Statements

Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	F-1

Statements of Operations (unaudited) for the nine months ended September 30, 2009 and September 30, 2008 and the period from inception (April 11, 2007) to September 30, 2009.	F-2

Statements of Cash Flows (unaudited) for the nine months ended September 30, 2009 and September 30, 2008 and the period from inception (April 11, 2007) to September 30, 2009	F-3

Statement of Stockholders Equity (Deficit) for the nine months ended September 30, 2009 and the period from inception (April 11, 2007) to September 30, 2009	F-4

Notes to Financial Statements	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	10

Item 4. Control and Procedures	10

PART II-OTHER INFORMATION

Item 1. Legal Proceedings	11

Item 1A. Risk Factors	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 6. Exhibits	14

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MARVIN’S PLACE, INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$71	$2,887

Total Current Assets	71	2,887

TOTAL ASSETS	$71	$2,887

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$1,000
Advances from related parties	14,966	-

Total Current Liabilities	14,966	1,000

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 5,000,000 shares authorized
at par value of $0.001, no shares
issued and outstanding	-	-
Common stock, 70,000,000 shares authorized
at par value of $0.001 per share, 3,500,000
shares issued and outstanding	3,500	3,500
Additional paid-in capital	76,500	76,500
Deficit accumulated during the development stage	(94,895)	(78,113)

Total Stockholders' Equity (Deficit)	(14,895)	1,887
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$71	$2,887

The accompanying notes are an integral part of these financial statements.

MARVIN’S PLACE, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

					From
					Inception on
					April 11, 2007
	For the Three Months Ended		For the Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

General and administrative	3,144	8,504	16,782	17,898	94,895

Total Operating Expenses	3,144	8,504	16,782	17,898	94,895

LOSS FROM OPERATIONS	(3,144)	(8,504)	(16,782)	(17,898)	(94,895)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(3,144)	$(8,504)	$(16,782)	$(17,898)	$(94,895)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	3,500,000	3,500,000	3,500,000	3,500,000

The accompanying notes are an integral part of these financial statements.

MARVIN’S PLACE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
(Unaudited)

			From
			Inception on
			April 11, 2007
	For the Nine Months Ended		Through
	September 30,		September 30,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(16,782)	$(17,898)	$(94,895)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	-	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(1,000)	(55,750)	-

Net Cash Used in Operating Activities	(17,782)	(73,648)	(94,895)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from common stock issued	-	-	80,000
Increase (decrease) in advances from
related parties	14,966	(400)	14,966

Net Cash Provided by Financing Activities	14,966	(400)	94,966

NET DECREASE IN CASH	(2,816)	(74,048)	71

CASH AT BEGINNING OF PERIOD	2,887	76,965	-

CASH AT END OF PERIOD	$71	$2,917	$71

The accompanying notes are an integral part of these financial statements.

MARVIN’S PLACE, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance on April 11, 2007	-	$-	$-	$-	$-

Common stock issued for
cash at $0.004 per share	2,000,000	2,000	3,000	-	5,000

Common stock issued for
cash at $0.05per share	1,500,000	1,500	73,500	-	75,000

Net loss for the year ended
December 31, 2007	-	-	-	(60,185)	(60,185)

Balance, December 31, 2007	3,500,000	3,500	76,500	(60,185)	19,815

Net loss for the year ended
December 31, 2008	-	-	-	(17,928)	(17,928)

Balance, December 31, 2008	3,500,000	3,500	76,500	(78,113)	1,887

Net loss for the nine months
ended September 30, 2009 (unaudited)	-	-	-	(16,782)	(16,782)

Balance, September 30, 2009 (unaudited)	3,500,000	$3,500	$76,500	$(94,895)	$(14,895)

The accompanying notes are an integral part of these financial statements.

MARVIN’S PLACE, INC
(A DEVEOPEMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009 and December 31, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

MARVIN’S PLACE, INC
(A DEVEOPEMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009 and December 31, 2008

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In the initial approximately twenty-nine month operating period from April 11, 2007 (inception) to September 30, 2009, the Company generated no revenues while incurring $94,895 in general and administrative expenses.  This resulted in a cumulative net loss of $94,895 for the period then ended from inception, which is equivalent to $(0.00) per share.

During the nine months ended September 30, 2009, the Company generated $0 in revenues while incurring $16,782 in general and administrative expenses.  This resulted in a net loss for the quarter ended September 30, 2009 of $3,144.  The net loss for both periods is attributable primarily to the continuing costs of start-up operations.

Liquidity and Capital Resources

As of September 30, 2009, the Company had $71 in working capital.  The Company’s current assets as of September 30, 2009 consisted of $71 in cash.

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

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of September 30, 2009 our internal control over financial reporting was ineffective.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were ineffective.

(b)            Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the nine months ended September 30, 2009, we did not have unregistered sales of equity securities or use of proceeds from registered securities.

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

Marvin’s Place, Inc.

Date: November 12, 2009	By: /s/ Georgette Mathers
Georgette Mathers
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Georgette Mathers	Chief Executive Officer and Director	November 12, 2009
Georgette Mathers	(Principal Executive Officer)

/s/ Georgette Mathers	Chief Financial Officer and Director	November 12, 2009
Georgette Mathers	(Principal Financial and Accounting Officer)