Form 10-K
period 2009-12-31
Marvin's Place, Inc.
filed 2010-03-30
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-144082

MARVIN’S PLACE, INC. (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-8758875 (I.R.S. Employer Identification No.)

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
   Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
   Yes [  ] No [X]

Indicate by check mark whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “small reporting company” in Rule 12b-2 of the Exchange Act.  (check one)
Large accelerated filer:  [  ]                                                      Accelerated filer:  [  ]                                           Non-accelerated filer:  [  ]                                           Small reporting company:  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ X ] No [  ]

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2009 is $835,000.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, 3,500,000 shares issued and outstanding as of March 30, 2010.

DOCUMENTS INCORPORATED BY REFERENCE.

Transitional Small Business Disclosure Format (Check one): Yes [  ]  No [X]

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

Since our inception, we have incurred net losses. At December 31, 2009, we had cumulative net losses of $39,308 and working capital of $145.  We also had negative cash flow from start-up activities.  As such, there is substantial doubt about our ability to continue as a going concern.  Historically, we have funded our operations from internally generated funds and the proceeds from the sale equity securities.  Our growth strategy is to increase our markets and our market share by implementing our strategic business plan. This is likely to result in additional losses and negative cash flow for the foreseeable future. We cannot give assurances that we will ever become profitable.

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

As of December 31, 2009, we had minimal cash on-hand for use in expansion, sales and marketing, capital expenditures and working capital.  In all likelihood this amount will not be sufficient to execute our growth strategy in full necessitating a contingency plan to raise additional capital, if necessary, in order to execute our business strategy.  If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders will suffer dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.  Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.  In addition, we may not be able to obtain additional financing on terms favorable to us, if at all.  If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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

(12)           Employees

As of December 31, 2009, we did not have any employees.

Item 2.  Description of Property.

Up until January 21, 2009, our corporate headquarters were located at 13245 Sunnyslope Drive, Chino Hills, California 91709 and were being provided gratuitously by the President of the company.  Effective January 22, 2009 the corporate headquarters were changed to 8860 Greenlawn Street, Riverside, CA 92508 when Chong Kim, the Company’s President resigned and Georgette Mathers was appointed to the Board and was then appointed President.  The current address is also the address of Ms. Mathers.  The space is being provided gratuitously by Ms. Mathers.

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

Holders

The number of record holders of the Company’s common stock as of December 31, 2009 is approximately 25.  This does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.  The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to the common stock.

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

Results of Operations

Revenue
The Company had no revenues for the year ended December 31, 2009.

Expenses
The Company’s expenses for the year ended December 31, 2009 was $39,308.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity.  The Company's balance sheet as of December 31, 2009, reflects total assets of $145.  The Company has minimal cash and no line of credit, other than that which present management may agree to extend to or invest in the Company.  The Company will carry out its strategic business plan, as discussed above, as effectively as reasonably possible. The Company cannot predict to what extent its liquidity and capital resources will be diminished or to what extent its capital will be further depleted by the operating losses (if any) of the business.

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

Item 7.  Financial Statements

OFFICES OF
ARSHAD M. FAROOQ, JD, CPA

201 N. Palomares St. Pomona, CA 91767

(909) 238-5361
(909) 972-1672 Fax
amfarnou@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors Marvin's Place, Inc.
Riverside, California

We have audited the accompanying balance sheet of Marvin's Place, Inc. (A development Stage Company) as of December 31, 2009, and the related statements of operations, stockholders' equity, and cash flows from inception April 11, 2007 through December 31, 2009, and the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marvin's Place, Inc. (A Development Stage Company) as of December 31, 2009 and the results of its operations, and its cash flows from inception April 11, 2007 through December 31, 2009, and the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's lack of revenue, and significant losses as of December 31, 2009 raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Arshad M. Farooq

Arshad M. Farooq Pomona, CA

March 15th, 2010

Marvin's Place, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS

Cash	$145	$2,887

Total Current Assets	145	2,887

TOTAL ASSETS	$145	$2,887

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$20,100	$1,000
Advances from related parties	17,466	-

Total Current Liabilities	37,566	1,000

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 5,000,000 shares authorized
at par value of $0.001, no shares
issued and outstanding	-	-
Common stock, 70,000,000 shares authorized
at par value of $0.001 per share, 3,500,000
shares issued and outstanding	3,500	3,500
Additional paid-in capital	76,500	76,500
Deficit accumulated during the development stage	(117,421)	(78,113)

Total Stockholders' Equity (Deficit)	(37,421)	1,887
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$145	$2,887

The accompanying notes are an integral part of these financial statements.

Marvin's Place, Inc.
(A Development Stage Company)
Statements of Operations

			From
			Inception on
			April 11, 2007
	For the Year Ended		Through
	December 31,		December 31,
	2009	2008	2009

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	39,308	17,928	117,421

Total Operating Expenses	39,308	17,928	117,421

LOSS FROM
OPERATIONS	(39,308)	(17,928)	(117,421)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(39,308)	$(17,928)	$(117,421)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	3,500,000	3,500,000

The accompanying notes are an integral part of these financial statements.

Marvin's Place, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance on April 11, 2007	-	$-	$-	$-	$-

Common stock issued for
cash at $0.004 per share	2,000,000	2,000	3,000	-	5,000

Common stock issued for
cash at $0.05per share	1,500,000	1,500	73,500	-	75,000

Net loss for the year ended
December 31, 2007	-	-	-	(60,185)	(60,185)

Balance, December 31, 2007	3,500,000	3,500	76,500	(60,185)	19,815

Net loss for the year ended
December 31, 2008	-	-	-	(17,928)	(17,928)

Balance, December 31, 2008	3,500,000	3,500	76,500	(78,113)	1,887

Net loss for the year ended
December 31, 2009	-	-	-	(39,308)	(39,308)

Balance, December 31, 2009	3,500,000	$3,500	$76,500	$(117,421)	$(37,421)

The accompanying notes are an integral part of these financial statements.

Marvin's Place, Inc.
(A Development Stage Company)
Statements  of Cash Flows

			From
			Inception on
			April 11, 2007
	For the Year Ended		Through
	December 31,		December 31,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(39,308)	$(17,928)	$(117,421)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	-	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	19,100	(55,750)	20,100

Net Cash Used in Operating Activities	(20,208)	(73,678)	(97,321)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from common stock issued	-	-	80,000
Increase (decrease) in advances from
related parties	17,466	(400)	17,466
Net Cash Provided by
(Used in) Financing Activities	17,466	(400)	97,466

NET INCREASE (DECREASE) IN CASH	(2,742)	(74,078)	145

CASH AT BEGINNING OF PERIOD	2,887	76,965	-

CASH AT END OF PERIOD	$145	$2,887	$145

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MARVIN’S PLACE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and December 31, 2008

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

MARVIN’S PLACE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and December 31, 2008

Note 1 – Nature of Organization and Significant Accounting Policies (Continued)

h.	Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company has incurred no advertising costs from its inception.

i.	Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2009, the Company’s bank deposits did not exceed the insured amounts.

j.	Basic Loss Per Share

The computation of the basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

	For the Year	For the Year
	Ended	Ended
	December 31, 2009	December 31, 2008

Loss (Numerator)	$(39,308)	$(17,928)
Shares (Denominator)	3,500,000	3,500,000
Per share amount	$(0.01)	$(0.01)

k.	Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets, and liabilities, and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of the management, it is more likely than not that some portion, or all of the deferred tax assets will be realized. Deferred tax assets, and liabilities are adjusted for the effects of changes in tax laws and rates.

MARVIN’S PLACE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and December 31, 2008

Note 1 – Nature of Organization and Significant Accounting Policies (Continued)

k.    Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2009 and December 31, 2008.

	December 31, 2009	December 31, 2008
Deferred tax assets
NOL Carryover	$45,794	$30,464
Deferred tax liabilities	-0-	-0-
Valuation allowance	(45,794)	(30,464)
Net deferred tax assets	$-0-	$-0-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal, and state income tax rates of 39% to pretax income from continuing operations for the periods ended December 31, 2009 and December 31, 2008.

At December 31, 2009, the Company had net operating loss carry forwards of approximately $117,421. That may be offset against future taxable income through 2029. No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating carry forwards for Federal Income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

Note 2 – Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs which raises substantial doubt regarding its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

MARVIN’S PLACE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and December 31, 2008

Note 2 – Going Concern (Continued)

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

Note 4 – Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810):  Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505):

Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260.  Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

MARVIN’S PLACE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and December 31, 2008

Note 4 – Recent Accounting Pronouncements (Continued)

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985):

Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP.  This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that

MARVIN’S PLACE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and December 31, 2008

Note 4 – Recent Accounting Pronouncements (Continued)

have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.  Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company had received $17,466 as of December 31, 2009 as an advance from related parties to fund ongoing operations.  The related party payable is non interest bearing, unsecured and due upon demand.

NOTE 6 – SUBSEQUENT EVENTS

On March 24, 2010, we filed a Certificate of Change with the Nevada Secretary of State that caused a 14 to 1 forward common stock split to be effective.  On March 25, 2010 we filed a Certificate of Amendment that increased the authorized capital stock to 300,000,000 common shares and 25,000,000 preferred shares and the name of the Company was changed to Rough Tide Marine Operations, Inc.

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

The following table sets forth certain information regarding the executive officers and sole director of MPI as of the date of this Prospectus:

Name and Address	Age	Position
Georgette Mathers 8860 Greenlawn Street Riverside, CA 92508	56	President, Secretary, Treasurer and Director

Ms. Mathers has held her offices/positions since January 22, 2009 and is expected to continue to hold these offices/positions until the next annual meeting of MPI's stockholders

Background of Directors, Executive Officers, Promoters and Control Persons

Georgette Mathers – President, Treasurer, Secretary, and Director – Ms. Mathers is a corporate paralegal and has worked in the legal profession for over 20 years.

Family Relationships

None

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

Based solely upon a review of the copies of such forms furnished to us, we believe that for the fiscal year ended December 31, 2009 directors, executive officers, and beneficial owners complied with Section 16(a) filing requirements applicable to them.

Code of Ethics

To date, we have not adopted a Code of Ethics as described in Item 406 of Regulation S-B.  Given the early stages of our development, we have not dedicated our limited resources to the drafting and review of a code of ethics.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

		Annual Compensation ($)			Long Term Compensation
(a)	(b)	(c)	(d)	(e)	(f)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)	Restricted Stock Awards ($)
Chong Kim, CEO, Chairman of the Board	2008	0	0	0	0
	2008	0	0	0	0
Georgette Mathers	2009	0	0	0	0

There are no existing or planned option or SAR grants.

There are currently no agreements regarding compensation with Directors and Executive Officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of December 31, 2009 with respect to the beneficial ownership of our common stock by the following individuals: (a) each person known by the Company to be beneficial owners of more than 5% of the outstanding shares of our common stock; (b) each of our Directors; (c) each of our named executive officers; and (d) all of our directors and executive officers as a group.  Unless otherwise specified, the named beneficial owner has, to our knowledge, either sole or majority voting and investment power.

Name of Beneficial Owner of Shares (1)	Amount of Shares Beneficially Owned	Percentage of Class

Chong Kim	2,000,000	57.14%
	2,000,000	57.14%
All Directors and Executive Officers as a Group	2,000,000	57.14%

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

Item 13. Exhibits and Reports on Form 8-K.

Name and/or Identification of Exhibit

3.1  Articles of Incorporation of the Registrant, incorporated be reference to the issuer’s Form SB-2 as filed on June 27, 2007

3.2  Bylaws of the Registrant, incorporated be reference to the issuer’s Form SB-2 as filed on June 27, 2007

10.1  Incorporated by reference to our current report on Form 8-K filed with the SEC on January 30, 2009

31.1  Certification of Georgette Mathers Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1  Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act  0f 2002

Item 14. Principal Accountant Fees and Services.

We paid the following estimated fees since inception, to the OFFICES OF ARSHAD M. FAROOQ, JD, CPA.

	Inception to December 31, 2009

Audit Fees		$10,500
Audit-Related Fees	$
Tax Fees	$
All Other Fees		$0
Total		$10,500

"Audit Fees" consisted of fees billed for services rendered for the audit of our annual financial statements and for review of the financial statements included in our quarterly reports on Form 10-Q.

OFFICES OF ARSHAD M. FAROOQ, JD, CPA did not perform any non-audit services for us.

We have no formal audit committee.  However, the entire Board of Directors (the "Board") is our de facto audit committee.

The Board discussed with the auditors any relationships that may impact their objectivity and independence and satisfied itself as to the auditors' independence.

The Board reviewed the audited financial statements of our Company as of and for the year ended December 31, 2009, with management and the independent auditors.  Management has the responsibility for the preparation of our Company’s financial statements and the independent auditors have the responsibility for the examination of those statements.

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

Marvin’s Place, Inc.

Date: March 30, 2010	By: /s/ Georgette Mathers
Georgette Mathers
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Georgette Mathers	Chief Executive Officer and Director	March 30, 2010
Georgette Mathers	(Principal Executive Officer)

/s/ Georgette Mathers	Chief Financial Officer and Director	March 30, 2010
Georgette Mathers	(Principal Financial and Accounting Officer)