Form 10-Q
period 2010-03-31
Marvin's Place, Inc.
filed 2010-05-14
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer

[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of May 13, 2010 there were 49,000,000 shares of common stock outstanding and no shares of preferred stock outstanding.

INDEX	Page

PART 1-FINANCIAL INFORMATION	2

Item 1. Financial Statements
Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	F-1

Statements of Operations (unaudited) for the nine months ended March 31, 2010 and March 31, 2009 and the period from inception (April 11, 2007) to March 31, 2010.	F-2

Statements of Cash Flows (unaudited) for the three months ended March 31, 2010 and March 31, 2009 and the period from inception (April 11, 2007) to March 31, 2010	F-3

Notes to Financial Statements	F-4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3. Quantitative and Qualitative Disclosures about Market Risk	4

Item 4. Control and Procedures	4

PART II-OTHER INFORMATION

Item 1. Legal Proceedings	5

Item 1A. Risk Factors	5

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3. Defaults Upon Senior Securities	7

Item 4. Submission of Matters to a Vote of Security Holders	7

Item 5. Other Information	7

Item 6. Exhibits	8

SIGNATURES	9

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MARVIN’S PLACE, INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$519	$145

Total Current Assets	519	145

TOTAL ASSETS	$519	$145

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$7,750	$20,100
Advances from related parties	22,466	17,466

Total Current Liabilities	30,216	37,566

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 25,000,000 shares authorized
at par value of $0.001, no shares
issued and outstanding	-	-
Common stock, 300,000,000 shares authorized
at par value of $0.001 per share, 49,000,000
shares issued and outstanding	49,000	49,000
Additional paid-in capital	31,000	31,000
Deficit accumulated during the development stage	(109,697)	(117,421)

Total Stockholders' Equity (Deficit)	(29,697)	(37,421)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$519	$145

The accompanying notes are an integral part of these financial statements

MARVIN’S PLACE, INC.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

			From
			Inception on
			April 11, 2007
	For the Three Months Ended		Through
	March 31,		March 31,
	2010	2009	2010

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	4,776	3,940	122,197

Total Operating Expenses	4,776	3,940	122,197

LOSS FROM OPERATIONS	(4,776)	(3,940)	(122,197)

OTHER INCOME

Gain on forgiveness of debt	12,500	-	12,500

Total Other Income	12,500	-	12,500
NET INCOME (LOSS)
BEFORE INCOME TAXES	7,724	(3,940)	(109,697)
INCOME TAX EXPENSE	-	-	-

NET INCOME (LOSS)	$7,724	$(3,940)	$(109,697)
BASIC AND DILUTED INCOME
(LOSS) PER SHARE	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	49,000,000	49,000,000

The accompanying notes are an integral part of these financial statements

MARVIN’S PLACE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
(Unaudited)

			From
			Inception on
			April 11, 2007
	For the Three Months Ended		Through
	March 31,		March 31,
	2010	2009	2010

OPERATING ACTIVITIES

Net income (loss)	$7,724	$(3,940)	$(109,697)
Adjustments to reconcile net income (loss) to
net cash used by operating activities:
Gain of forgiveness of debt	12,500	-	12,500
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(24,850)	718	(4,750)

Net Cash Used in Operating Activities	(4,626)	(3,222)	(101,947)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from common stock issued	-	-	80,000
Proceeds from advances from
related parties	5,000	2,995	22,466

Net Cash Provided by Financing Activities	5,000	2,995	102,466

NET INCREASE (DECREASE) IN CASH	374	(227)	519

CASH AT BEGINNING OF PERIOD	145	2,887	-

CASH AT END OF PERIOD	$519	$2,660	$519

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

MARVIN’S PLACE, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2010 and December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505):  Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment

MARVIN’S PLACE, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2010 and December 31, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES -Continued

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

NOTE 4 – ADVANCES FROM PAYABLE RELATED PARTIES

The principal shareholder of the Company has advanced the corporation $22,466.  The advances are non-interest bearing and due and payable upon demand.

NOTE 5 – SIGNIFICANT EVENTS

On February 12, 2010, the Company’s articles of incorporation were amended to change the Company’s name to Rough Tide Marine Operations, Inc. The name change is pending administrative approval. The number of preferred shares authorized was changed to 25,000,000 and the number of common shares authorized was changed to 300,000,000. The Company’s common shares outstanding were also forward split on a 14 shares for 1 basis. The accompanying financial statements reflect the forward stock split on a retroactive basis.

NOTE 6 – SUBSEQUENT EVENTS

 In accordance with SFAS 165 (ASC 855-10) Company management reviewed all material events through April 28, 2010, and there are no material subsequent events to report.

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

A.  Management’s Discussion

Marvin’s Place, Inc. ("Marvin" or the "Company"), incorporated in the State of Nevada on April 4, 2007, was a development stage company whose principal business objective of becoming a premier franchisor of retail shipping, postal, courier and business service centers by providing a wide range of convenient, value-added business services to consumers, mobile and traveling professionals and the small office/home office market.  In March 2010, the Company discontinued its prior business objective and changed its business plan.

The Company’s current business plan is to seek a suitable acquisition candidate through acquisition, merger, reverse merger or other suitable business combination method.  No assurances can be given that the Company will be successful in locating or negotiating with any target Company.

We are a small, start-up company that has not generated any revenues and lacks a stable customer base.  Since our inception to the present, we have not generated any significant revenues and have incurred a cumulative net loss as indicated in our financial statements.  In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional equity capital resources and develop a consistent source of revenues.  The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and become profitable.  Unfortunately, there can be no assurance that the Company will be able to successfully accomplish its goals.  As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.  If we do not produce sufficient cash flow to support our operations over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to stay in business.

In the initial approximately thirty-five month operating period from April 11, 2007 (inception) to March 31, 2010, the Company generated no revenues while incurring $122,197 in general and administrative expenses.  This resulted in a cumulative net loss of $109,697 for the period then ended from inception, which is equivalent to $(0.00) per share.

During the three months ended March 31, 2010, the Company generated $0 in revenues while incurring $4,776 in general and administrative expenses and had a gain for the forgiveness of debt.  This resulted in a net gain for the quarter ended March 31, 2010 of $7,724.  The net loss for the prior periods is attributable primarily to the continuing costs of start-up operations.

Liquidity and Capital Resources

As of March 31, 2010, the Company had $519 in working capital.  The Company’s current assets as of March 31, 2010 consisted of $519 in cash.

B.  Plan of Operation

We were incorporated on April 11, 2007.  As of the date of this document, we have generated no revenues and substantial expenses.  This resulted in a net loss of since inception, which is attributable to general and administrative expenses.

Since incorporation, we have financed our operations through minimal initial capitalization.  In March 2010, we considered a change to our business plan, subject to the raising of additional capital.

To date we have not implemented any operations and are unable to do so due to insufficient capital.  We may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for operations to continue.

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

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of March 31, 2010 our internal control over financial reporting was ineffective.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were ineffective.

Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended March 31, 2010, we did not have unregistered sales of equity securities or use of proceeds from registered securities.

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. Submission of Matters to a Vote of Security Holders.

On March 2, 2010 we submitted a Definitive Form 14C which informed the shareholders that the name of the Company was being changed to Rough Tide Marine Operations, Inc. and the authorized capital was changed 300,000,000 common shares and 25,000,000 preferred shares.

ITEM 5. Other Information.

None

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

Marvin’s Place, Inc.

Date: May 14, 2010	By: /s/ Georgette Mathers
Georgette Mathers
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Georgette Mathers	Chief Executive Officer and Director	May 14, 2010
Georgette Mathers	(Principal Executive Officer)

/s/ Georgette Mathers	Chief Financial Officer and Director	May 14, 2010
Georgette Mathers	(Principal Financial and Accounting Officer)