Form 10-Q
period 2010-06-30
Atlas Therapeutics Corp
filed 2010-08-12
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2010
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-144082

ATLAS THERAPEUTICS CORPORATION (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-8758875 (I.R.S. Employer Identification No.)

11759 Crystal Avenue, Chino, CA 91710 (Address of Principal Executive Offices) (909) 465-1030 (Issuer’s telephone number)

Marvin’s Place, Inc. 8860 Greenlawn Street, Riverside, CA 92508 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer

[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of June 30, 2010 there were 49,000,000 shares of common stock outstanding and no shares of preferred stock outstanding.

INDEX	Page

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements
Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	F-1

Statements of Operations (unaudited) for the six months ended June 30, 2010 and June 30, 2009 and the period from inception (April 11, 2007) to June 30, 2010.	F-2

Statements of Cash Flows (unaudited) for the six months ended June 30, 2010 and June 30, 2009 and the period from inception (April 11, 2007) to June 30, 2010	F-3

Notes to Financial Statements	F-4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3. Quantitative and Qualitative Disclosures about Market Risk	4

Item 4. Control and Procedures	4

PART II-OTHER INFORMATION

Item 1. Legal Proceedings	5

Item 1A. Risk Factors	5

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3. Defaults Upon Senior Securities	7

Item 4. Submission of Matters to a Vote of Security Holders	7

Item 5. Other Information	8

Item 6. Exhibits	8

SIGNATURES	9

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ATLAS THERAPEUTICS CORPORATION
fka Marvin’s Place, Inc.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

ASSETS

	June 30,	December 31,
	2010	2009
	(unaudited)

CURRENT ASSETS

Cash	$6	$145

Total Current Assets	6	145

TOTAL ASSETS	$6	$145

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$3,708	$20,100
Advances payable-related party	39,366	17,466
Note payable	7,500	-

Total Current Liabilities	50,574	37,566

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 25,000,000 shares authorized
at par value of $0.001, no shares
issued and outstanding	-	-
Common stock, 300,000,000 shares authorized
at par value of $0.001 per share, 49,000,000
shares issued and outstanding	49,000	49,000
Additional paid-in capital	31,000	31,000
Deficit accumulated during the development stage	(130,568)	(117,421)

Total Stockholders' Equity (Deficit)	(50,568)	(37,421)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$6	$145

The accompanying notes are an integral part of these financial statements

ATLAS THERAPEUTICS CORPORATION
fka Marvin’s Place, Inc.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

					From
					Inception on
					April 11, 2007
	For the Three Months Ended		For the Six Months Ended		Through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

General and administrative	20,829	9,698	25,605	13,638	143,026

Total Operating Expenses	20,829	9,698	25,605	13,638	143,026

LOSS FROM OPERATIONS	(20,829)	(9,698)	(25,605)	(13,638)	(143,026)

OTHER INCOME

Interest expense	(42)	-	(42)	-	(42)
Gain on forgiveness of debt	-	-	12,500	-	12,500

Total Other Income	(42)	-	12,458	-	12,458

NET LOSS BEFORE INCOME TAXES	(20,871)	(9,698)	(13,147)	(13,638)	(130,568)
INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(20,871)	$(9,698)	$(13,147)	$(13,638)	$(130,568)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	49,000,000	49,000,000	49,000,000	49,000,000

The accompanying notes are an integral part of these financial statements

ATLAS THERAPEUTICS CORPORATION
fka Marvin’s Place, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
(Unaudited)

			From
			Inception on
			April 11, 2007
	For the Six Months Ended		Through
	June 30,		June 30,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(13,147)	$(13,638)	$(130,568)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	-	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(8,892)	(880)	11,208

Net Cash Used in Operating Activities	(22,039)	(14,518)	(119,360)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from common stock issued	-	-	80,000
Proceeds from advances from
related parties	21,900	12,266	39,366

Net Cash Provided by Financing Activities	21,900	12,266	119,366

NET INCREASE (DECREASE) IN CASH	(139)	(2,252)	6

CASH AT BEGINNING OF PERIOD	145	2,887	-

CASH AT END OF PERIOD	$6	$635	$6

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES

Note issued for accounts payable	$7,500	$-	$7,500

The accompanying notes are an integral part of these financial statements

ATLAS THERAPEUTICS CORPORATION
(Formerly Marvin’s Place, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2010 and December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

ATLAS THERAPEUTICS CORPORATION
(Formerly Marvin’s Place, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2010 and December 31, 2009

NOTE 4 -  ADVANCES FROM PAYABLE RELATED PARTIES

The principal shareholder of the Company has advanced the corporation $39,366 as of June 30, 2010.  The advances are non-interest bearing, unsecured and due and payable upon demand.

NOTE 5 - NOTE PAYABLE

On May 20, 2010, the Company issued a note for $7,500 bearing interest at 5% in exchange for Maremmano Corporation’s payment of $7,500 on an open account payable balance.  The note is unsecured and due and payable upon demand.

NOTE 6 - SIGNIFICANT EVENTS

The Company changed its name to Atlas Therapeutic Corporation on May 28, 2010, in order to pursue the Company’s new business venture and maintain shareholder recognition of the Company and its strategic business plan.

On February 12, 2010, the Company’s articles of incorporation were amended to change the number of preferred shares authorized to 25,000,000 and the number of common shares authorized was changed to 300,000,000. The Company’s common shares outstanding were also forward split on a 14 shares for 1 basis. The accompanying financial statements reflect the forward stock split on a retroactive basis.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

Item 2. Management’s Discussion and Analysis and Plan of Operations

FORWARD LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Atlas Therapeutics Corporation, and other matters. Statements in this report that are not historical facts are “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenues, and income of Atlas Therapeutics Corporation, wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of Atlas Therapeutics Corporation on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” described below, that may affect the operations, performance, development, and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

This section must be read in conjunction with the unaudited Financial Statements included in this report.

A.  Management’s Discussion

Atlas Therapeutics Corporation ("Atlas" or the "Company"), incorporated in the State of Nevada on April 4, 2007, was a development stage company whose principal business objective of becoming a premier franchisor of retail shipping, postal, courier and business service centers by providing a wide range of convenient, value-added business services to consumers, mobile and traveling professionals and the small office/home office market.  In March 2010, the Company discontinued its prior business objective and changed its business plan.

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

In the initial approximately thirty-eight month operating period from April 11, 2007 (inception) to June 30, 2010, the Company generated no revenues while incurring $143,026 in general and administrative expenses.  This resulted in a cumulative net loss of $130,568 for the period then ended from inception, which is equivalent to $(0.00) per share.

During the six months ended June 30, 2010, the Company generated $0 in revenues while incurring $25,605 in general and administrative expenses and had a gain for the forgiveness of debt.  This resulted in a net loss for the quarter ended June 30, 2010 of $13,147.  The net loss for the prior periods is attributable primarily to the continuing costs of start-up operations.

Liquidity and Capital Resources

As of June 30, 2010, the Company had $6 in working capital.  The Company’s current assets as of June 30, 2010 consisted of $6 in cash.

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

Atlas Therapeutics Corporation’s management does not expect to conduct any research and development.

Atlas Therapeutics Corporation currently does not own any significant plant or equipment that it would seek to purchase or sell in the near future.

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

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of June 30, 2010 our internal control over financial reporting was ineffective.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were ineffective.

Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the six months ended June 30, 2010, we did not have unregistered sales of equity securities or use of proceeds from registered securities.

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. Submission of Matters to a Vote of Security Holders.

On June 9, 2010 we submitted a Definitive Form 14C which informed the shareholders that the name of the Company was being changed to Atlas Therapeutics Corporation.

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

Atlas Therapeutics Corporation

Date: August 11, 2010	By: /s/ Georgette Mathers
Georgette Mathers
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Georgette Mathers	Chief Executive Officer and Director	August 11, 2010
Georgette Mathers	(Principal Executive Officer)

/s/ Georgette Mathers	Chief Financial Officer and Director	August 11, 2010
Georgette Mathers	(Principal Financial and Accounting Officer)