Form 10-Q/A
period 2010-03-31
Atlas Therapeutics Corp
filed 2010-09-22
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1, or this Amendment, to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, or the Quarterly Report, is being filed in response to certain comments made by the staff of the Securities and Exchange Commission, or the SEC. In response to such comments, we have amended the following items:

Commission File No. has been revised.
Item 4.“Controls and Procedures—Management’s Evaluation of Disclosure Controls and Procedures” is being amended.

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

We have concluded that our disclosure controls and procedures were deficient. We were unable to maintain segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of both officer and director. While this control deficiency did not result in any audit adjustments to our interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. We have determined that this control deficiency constitutes a material weakness. Until remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

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