Form 10-Q/A
period 2010-06-30
Atlas Therapeutics Corp
filed 2010-09-22
CIK 1402479

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

EXPLANATORY NOTE

This Amendment No. 1, or this Amendment, to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, or the Quarterly Report, is being filed in response to certain comments made by the staff of the Securities and Exchange Commission, or the SEC. In response to such comments, we have amended the following items:

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