Form 10-Q
period 2010-09-30
Atlas Therapeutics Corp
filed 2010-11-12
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53298
ATLAS THERAPEUTICS CORPORATION (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	000-53298 (I.R.S. Employer Identification No.)

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

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of September 30, 2010 there were 49,000,000 shares of common stock outstanding and no shares of preferred stock outstanding.

INDEX	Page

PART 1-FINANCIAL INFORMATION	2

Item 1. Financial Statements
Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	F-1

Statements of Operations (unaudited) for the nine months ended September 30, 2010 and September 30, 2009 and the period from inception (April 11, 2007) to September 30, 2010.	F-2

Statements of Cash Flows (unaudited) for the nine months ended September 30, 2010 and September 30, 2009 and the period from inception (April 11, 2007) to September 30, 2010	F-3

Notes to Financial Statements	F-4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3. Quantitative and Qualitative Disclosures about Market Risk	4

Item 4. Control and Procedures	4

PART II-OTHER INFORMATION	5

Item 1. Legal Proceedings	5

Item 1A. Risk Factors	5

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3. Defaults Upon Senior Securities	7

Item 4. Submission of Matters to a Vote of Security Holders	8

Item 5. Other Information	8

Item 6. Exhibits	8

SIGNATURES	9

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ATLAS THERAPEUTICS CORPORATION
fka Marvin’s Place, Inc.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

ASSETS
	September 30,	December 31,
	2010	2009
	(unaudited)

CURRENT ASSETS

Cash	$14	$145

Total Current Assets	14	145

TOTAL ASSETS	$14	$145

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$12,986	$20,100
Accounts payable related party	32,511	17,466
Note payable	7,500	-

Total Current Liabilities	52,997	37,566

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 25,000,000 shares authorized
at par value of $0.001, no shares
issued and outstanding	-	-
Common stock, 300,000,000 shares authorized
at par value of $0.001 per share, 49,000,000
shares issued and outstanding	49,000	49,000
Additional paid-in capital	31,000	31,000
Deficit accumulated during the development stage	(132,983)	(117,421)

Total Stockholders' Equity (Deficit)	(52,983)	(37,421)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$14	$145

The accompanying notes are an integral part of these financial statements.

ATLAS THERAPEUTICS CORPORATION
fka Marvin’s Place, Inc.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

					From
					Inception on
					April 11, 2007
	For the Three Months Ended		For the Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

General and administrative	2,416	3,144	27,926	16,782	145,347

Total Operating Expenses	2,416	3,144	27,926	16,782	145,347

LOSS FROM OPERATIONS	(2,416)	(3,144)	(27,926)	(16,782)	(145,347)

OTHER INCOME

Interest expense	(94)	-	(136)	-	(136)
Gain on forgiveness of debt	-	-	12,500	-	12,500

Total Other Income	(94)	-	12,364	-	12,364

NET LOSS BEFORE INCOME TAXES	(2,510)	(3,144)	(15,562)	(16,782)	(132,983)
INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(2,510)	$(3,144)	$(15,562)	$(16,782)	$(132,983)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	49,000,000	49,000,000	49,000,000	49,000,000

The accompanying notes are an integral part of these financial statements.

ATLAS THERAPEUTICS CORPORATION
fka Marvin’s Place, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
(Unaudited)

			From
			Inception on
			April 11, 2007
	For the Nine Months Ended		Through
	September 30,		September 30,
	2010	2009	2010

OPERATING ACTIVITIES

Net income (loss)	$(15,562)	$(16,782)	$(132,983)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services	-	-	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(7,114)	(1,000)	12,986

Net Cash Used in Operating Activities	(22,676)	(17,782)	(119,997)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from common stock issued	-	-	80,000
Increase (decrease) in advances from
related parties	22,545	14,966	40,011

Net Cash Provided by Financing Activities	22,545	14,966	120,011

NET INCREASE (DECREASE) IN CASH	(131)	(2,816)	14

CASH AT BEGINNING OF PERIOD	145	2,887	-

CASH AT END OF PERIOD	$14	$71	$14

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES

Note issued for accounts payable	$7,500	$-	$7,500

The accompanying notes are an integral part of these financial statements

ATLAS THERAPEUTICS CORPORATION
(Formerly Marvin’s Place, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010 and December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 4 - ADVANCES FROM PAYABLE RELATED PARTIES

The principal shareholder of the Company has advanced the corporation $32,511.  The advances are non-interest bearing and due and payable upon demand.

NOTE 5 - NOTE PAYABLE

On May 20, 2010, the Company issued a note for $7,500 bearing interest at 5% in exchange for Maremanno Corporation’s payment of $7,500 on an open account payable balance.  The note is due and payable upon demand.

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

NOTE 7 - SUBSEQUENT EVENTS

 In accordance with SFAS 165 (ASC 855-10) Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

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

In the initial approximately forty-one month operating period from April 11, 2007 (inception) to September 30, 2010, the Company generated no revenues while incurring $145,347 in general and administrative expenses.  This resulted in a cumulative net loss of $132,983 for the period then ended from inception, which is equivalent to $(0.00) per share.

During the nine months ended September 30, 2010, the Company generated $0 in revenues while incurring $16,782 in general and administrative expenses and had a gain for the forgiveness of debt.  This resulted in a net loss for the quarter ended September 30, 2010 of $16,782.  The net loss for the prior periods is attributable primarily to the continuing costs of start-up operations.

Liquidity and Capital Resources

As of September 30, 2010, the Company had $14 in working capital.  The Company’s current assets as of September 30, 2010 consisted of $14 in cash.

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

ITEM 4T. CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of September 30, 2010 our internal control over financial reporting was ineffective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were ineffective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

We have concluded that our disclosure controls and procedures were deficient.  We were unable to maintain segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of both office and director.  While this control deficiency did not result in any audit adjustments to our interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.  We have determined that this control deficiency constitutes a material weakness.  Until remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II- OTHER INFORMATION

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the nine months ended September 30, 2010, we did not have unregistered sales of equity securities or use of proceeds from registered securities.

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. Submission of Matters to a Vote of Security Holders.

On June 9, 2010 we submitted a Definitive Form 14C which informed the shareholders that the name of the Company was being changed to Atlas Therapeutics Corporation.

ITEM 5. Other Information.

None

ITEM 6.  EXHIBITS

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

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

Atlas Therapeutics Corporation

Date: November 12, 2010	By: /s/ Georgette Mathers
Georgette Mathers
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Georgette Mathers	Chief Executive Officer and Director	November 12, 2010
Georgette Mathers	(Principal Executive Officer)

/s/ Georgette Mathers	Chief Financial Officer and Director	November 12, 2010
Georgette Mathers	(Principal Financial and Accounting Officer)