Form 10-K
period 2010-12-31
Atlas Therapeutics Corp
filed 2011-03-31
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010
Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-53298

ATLAS THERAPEUTICS CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	20-8758875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4640 Admiralty Way, Suite 500 Marina Del Rey, CA 90292 (Address of Principal Executive Offices) (310) 496-5727 (Issuer’s telephone number)
520 S. El Camino Real, 8th Floor San Mateo, CA 94402 (Former name, former address and former fiscal year, if changed since last report)
Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes  [  ]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “small reporting company” in Rule 12b-2 of the Exchange Act.  (check one)

Large accelerated filer: [ ]	Accelerated filer: [ ]	Non-accelerated filer: [ ]	Small reporting company: [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common shares on June 30, 2010, as reported on the OTC Bulletin Board, was approximately $14,700,000.

As of March 30, 2011, there were 60,790,666 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report includes certain “forward-looking statements” relating to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters.  The words “may,” “will,” expect,” anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect future plans of operations, business strategy, operating results, and financial position.

We caution readers that a variety of factors could cause actual results to differ materially from anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

•	our ability to produce, market and generate sales of our products;

•	our ability to develop and introduce new products;

•	projected future sales, profitability and other financial metrics;

•	our ability to attract and retain key members of our management team;

•	future financing plans;

•	anticipated needs for working capital;

•	anticipated trends in our industry;

•	our ability to expand our sales and marketing and other operational capabilities; and

•	competition existing today or that will likely arise in the future.

Although management believes the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

Neither the information on the Company’s current or future website is, and such information shall not be deemed to be, a part of this Report or incorporated in filings the Company makes with the Securities and Exchange Commission.

PART I

Unless otherwise provided in this Annual Report on Form 10-K, references to “the Company,” “Atlas”, “the Registrant,” “we,” “us” and “our” refer to Atlas Therapeutics Corporation.

Item 1.   Business.

Overview

Atlas Therapeutics Corporation ("Atlas" or the "Company") was incorporated in the State of Nevada on April 11, 2007 and is a development stage company. At December 31, 2010 and prior to February 25, 2011, the Company’s principal business objective was to become a premier franchisor of retail shipping, postal, courier and business service centers by providing a wide range of convenient, value-added business services to consumers, mobile and traveling professionals and the small office/home office market.

The Company was founded based on the need of individuals and companies to have dependable, consistent and professional business service centers where they would be able to obtain a wide variety of benefits such as packaging, shipping, copy and print assistance, mailbox locations, email retrieval, delivery and messenger couriers and convenient office supplies.  Our primary customer service goal was to tailor specific solutions to suit each particular customer’s needs and concerns.  At December 31, 2010 and prior to February 25, 2011, the Company had yet to commence operations and did not generate any revenues.

Our executive offices are currently ocated at 4640 Admiralty Way, Suite 500, Marina Del Rey, CA 90292 and our telephone number is (310) 496-5727.

Recent Developments

On February 25, 2011, the Company, Atlas Acquisition Corp., its wholly-owned subsidiary (“Atlas Sub”), and Peak Wellness, Inc. (“Peak”), entered into an Intellectual Property Purchase Agreement (the “Purchase Agreement”), pursuant to which Atlas Sub purchased from Peak (the “Acquisition”) the intellectual property pertaining to MYO-T12, a natural-myostatin inhibitor, including the formula and process for making MYO-T12, certain trademarks, trade secrets, patent applications and certain domain names.  The purchase price for the assets was $1,150,000, of which $450,000 was paid in cash and $700,000 via the issuance of a promissory note.  Upon the closing of the Acquisition, Georgette Mathers resigned as our Chief Executive Officer and Chief Financial Officer, and J.B. Bernstein was appointed to such positions as well as to our Board of Directors.  In addition, Dr. Carlon Colker, the President of Peak, was appointed our Chief Medical Officer and Executive Vice President.  In connection with the Acquisition, Ms. Mathers transferred all of her shares of common stock to various individuals, including certain of the persons set forth in the table in Item 12 below. On March 15, 2011, Ms. Mathers resigned from our board of directors.

In connection with the Acquisition, we issued an aggregate of 4,766,666 shares of common stock and warrants to purchase 4,766,666 shares of common stock to certain investors on February 25, 2011 (the “Private Placement”). Each warrant has a three-year term and is exercisable at $0.60 per share and is redeemable by us in the event our common stock exceeds $3.00 for twenty of thirty trading days.  We received gross proceeds of approximately $1.4 million in the Private Placement.

As a result of the Acquisition, the Company’s new business focus will be the formulation, acquisition and distribution of nutritional, nutraceutical, physical performance enhancement and wellness products.  Unless specified herein, the discussion in this report is as of December 31, 2010 and relates to the Company’s business as of such date.

Historic Business

The Company is a development stage company and, as of December 31, 2010 and prior to February 25, 2011, its principal business objective was to become  premier franchisor of retail shipping, postal, courier and business service centers by providing a wide range of convenient, value-added business services to consumers, mobile and traveling professionals and the small office/home office market.  The Company was founded based on the need of individuals and companies to have dependable, consistent and professional business service centers where they would be able to obtain a wide variety of benefits such as packaging, shipping, copy and print assistance, mailbox locations, email retrieval, delivery and messenger couriers and convenient office supplies.  We intended to become the most dependable, consistent and professional business service center available to the public and to tailor specific solutions to suit each particular customer’s needs and concerns.

Products and Services

As of December 31, 2010 and prior to February 25, 2011, the Company did not sell any of its planned products or services.

Strategy

The Company was founded based on the need of individuals and companies to have dependable, consistent and professional business service centers where they can obtain a wide variety of benefits such as packaging, shipping, copy and print assistance, mailbox locations, email retrieval, delivery and messenger couriers and convenient office supplies.  It was our goal to become the most dependable, consistent and professional business service center available to the public.  Our primary customer service goal was to tailor specific solutions to suit each particular customer’s needs and concerns.

Our strategy was to grow sales and reach operating profitability by being a leader in our field.  In support of this goal, we pursued development of our services and the acquisition and tailored development of industry products related to our services.  We planned to utilize these products for our specific needs, and expand our sales.  We believed that our pipeline of services would provide us with a competitive advantage towards becoming a viable, ongoing business.

Employees

As of December 31, 2010, we had one employee.

New Business

Overview

Subsequent to the Acquisition on February 25, 2011, we have entered into a new business. We are now focused on the formulation, acquisition and distribution of nutritional, nutraceutical, physical performance enhancement and wellness products.  We believe our management team has the experience in the formulation and development of such products as well as the marketing expertise required to bring these products to market. We have acquired our first proprietary formulation—MYO-T12, and plan to formulate or acquire additional products in the future.

MYO-T12 has been developed to take advantage of the following market place characteristics:

●	High incidence and high growth of targeted lifestyle objectives;

●	Identifiable market segments and known consumer purchasing patterns for targeted market segment;

●	Low-cost manufacturing and distribution; and

●	Branded consumer product preferences.

We believe that the combination of the above marketplace characteristics, combined with our management’s experience and current and future products will enable our business model to be successful.

Market Overview

The total U.S. retail market for nutritional supplements is highly fragmented and is rapidly growing. We believe that the rapid growth in this market segment is due to a number of factors, including (i) increased interest in healthier lifestyles, (ii) publication of research findings supporting the positive health effects of certain nutritional supplementation products and (iii) the aging of the “baby boom” generation combined with the tendency of consumers to purchase an increasing number of nutritional maximization and wellness products as they age.  We believe we are well-positioned to capitalize on the growth of the nutritional and wellness markets.

Our Current Product—MYO-T12

In connection with the Acquisition, we obtained all rights, trademarks and know-how to a nutrition and physician maximization product known as MYO-T12.  MYO-T12 has been shown in a clinical study to influence human body production of a genetic protein called myostatin. MYO-T12 is manufactured to optimize biological activity. MYO-T12 is manufactured to optimize biological activity and has demonstrated its potential in redefining existing standards of physical enhancement. Myostatin is a substance identified in recent years as being the most overwhelming force inhibiting muscle growth and recovery. Myostatin is a protein produced by nearly every vertebrate animal including humans. Early science recognized that there were rare animals and people that naturally lacked the gene needed to produce myostatin, and were incredibly healthy while being well-muscled and immensely strong. But for the rest of the human race of myostatin producers, gaining muscles is a comparative struggle. To even slightly overcome a person’s myostatin levels, a person needs to weight train with incredible intensity and frequency. Even then, results are often disappointing and often lead people to use and abuse illegal performance-enhancing drugs including testosterone and growth hormone.

In 2005, Carlon M. Colker, M.D., FACN, our Chief Medical Officer, discovered that a natural substance known to inhibit myostatin is found in significant levels in standard store-bought fertilized chicken eggs (Journal of the American College of Nutrition, Volume 25, No. 5; Abstract 65; October 2006).  These eggs, which are in the food supply, are 100% natural and are eaten regularly across the United States. The key to myostatin inhibition is the production of biologically active substances by approximately 20,000 cells in the blastodisc of the fertile egg, barely visible to the naked eye. These cells produce myostatin inhibition.  When magnified by a proprietary de-bulking and high-grade handling process, a concentrated biologically active powder is made. This powder is the main ingredient in MYO-T12.

  We believe that the underlying proprietary formulation technology of MYO-T12 will provide us with a compelling product in the competitive marketplace. We believe MYO-T12 is the only supplement of its kind:

●	backed by more than a decade of evolutionary bench work and published scientific research;
●	shown in study subjects to produce high-grade short-term suppression of myostatin in 100% of the human test study subjects; and
●	shown to reduce blood levels of myostatin among study subjects by an average of 46% in only 12-18 hours after first use.

MYO-T12 is not on any known banned substance list for the major sports organizations and fully excluded from any restrictions of the World Anti-Doping Agency or the International Olympic Committee.

Strategy

Our strategy is to become a leader in supplying quality branded products via an online platform while generating growth and profitability.  We have chosen to focus specifically on the formulation and distribution of nutrition/physical maximization and wellness products.  As such, we seek to gain market share in the rapidly growing marketplace by (i) distributing  our  core branded product--MYO-T12, (ii) formulating, and developing new and complementary product lines, (iii) expanding our marketing efforts through highly targeted and carefully researched/customized nationwide multimedia marketing campaigns, and (iv) making strategic product acquisitions.  In addition to the foregoing, recognizing the fragmented nature of the nutritional and wellness industry, we hope to capitalize on the significant opportunities for growth through strategic acquisitions.  We will seek acquisitions that serve to expand our brand name, broaden our product offerings or facilitate entry into complementary distribution channels.

Marketing, Sales and Distribution

We believe e-commerce is a sustainable and permanent business model that can enable us to penetrate our market.  We believe brand-focused web retailers that can provide quality products and outstanding customer service are becoming the preferred forum for purchasing by many consumers.  While traditional retailers are often plagued by excessive overhead and local marketing, e-commerce companies do not face these daunting challenges.  Multi-faceted targeted marketing campaigns can be created simultaneously, which would allow us to reach various market segments with relative ease and with little expense.  We will target customers who are looking for proactive, non-invasive, and non-pharmaceutical ways to stay healthy by providing MYO-T12 and other future products via an online platform.

We are focused on a direct to end-user e-commerce based sales model.  We believe this model will give us an advantage over our competitors both by collecting the full retail price for our current and future products as well as eliminating the servicing costs associated with traditional retail ventures. Our long-range goal is not only to penetrate the fitness and nutritional maximization supplement marketplace but also to create an icon brand.  Initially, assuming we have sufficient funds, we will (i) engage in web-based marketing to generate product awareness in the traditional print advertising in sector specific publications, (ii) use television and radio promotions and (iii) benefit from celebrity ambassadors for each target market segment.

Our objective is to utilize management’s marketing and sales abilities and resources to generate revenue and establish a market presence in key product categories that can be expanded as we grow. We will focus on seamless order processing, simplified consumer purchase decisions and providing clean and standardized marketing data, which will enable us to remain relevant to our customers’ evolving needs.

Research and Development

Our research and development efforts with respect to the formulation of MYO-T12 are substantially complete.  Much of our basic scientific work with respect thereto was performed by Dr. Colker, our Chief Medical Officer, prior to the Acquisition. We intend to focus our research and development activities on creating additional nutritional maximization and wellness products.

Manufacturing; Raw Materials and Suppliers

Rather than seeking to acquire or build a manufacturing facility, we will initially leverage management’s existing relationships to outsource manufacturing of MYO-T12 to trusted third party manufacturers.  We believe this arrangement will provide us with an advantage in our margins and improve our return on assets.  We expect that all of the raw materials for our current product will be sourced by the manufacturer from third-party suppliers. Neither we nor our manufacturer has significant long-term supply contracts with the suppliers.  Any shortages in our raw materials could result in materially higher raw material prices and adversely affect our ability to outsource the manufacture of our product.

Competition

The market for nutritional maximization and wellness products is highly competitive.  Competition is based primarily on price, quality, customer service, marketing and product effectiveness.  Our competition includes numerous nutritional supplement companies that are highly fragmented in terms of geographic market coverage, distribution channels and product categories.  In addition, large pharmaceutical companies and packaged food and beverage companies compete with us in the nutritional supplement market.  These companies and certain nutritional supplement companies have broader product lines and/or larger sales volumes than us and have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities.  Other companies are able to compete more effectively due to a greater extent of vertical integration.  Private label products of our competitors, which in recent years have significantly increased in certain nutrition categories, compete directly with our products.  In several product categories, private label items are the market share leaders.  Increased competition from such companies, including private label pressures, could have a material adverse effect on our results of operations and financial condition.  Many companies within our industry are privately-held and therefore, we are unable to assess the size of all of our competitors or where we rank in comparison to such privately-held competitors with respect to sales.

Employees

As of March 31, 2011, we had two employees.

For a more detailed description of our new business, please see the Current Report on Form 8-K we filed with the SEC on March 3, 2011.

Item 1A.   Risk Factors.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K. For risk factors associated with our new business, please see the Current Report on Form 8-K we filed with the SEC on March 3, 2011.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.     Properties.

We do not own any real estate or other physical properties materially important to our operation.  As of the date of this report, our executive office is located at 4640 Admiralty Way, Suite 500, Marina Del Rey, CA 90292. We have a month-to-month lease for our office space and our monthly lease payment is approximately $1,900. We consider our current office space adequate for our current operations.

Item 3.   Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.   [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is listed on the OTC Bulletin Board under the symbol “ATTH”. However, the market for shares of our common stock is extremely limited.  We cannot guarantee that a meaningful trading market will develop even though our stock is tradable. If a market ever develops for our common stock, of which we cannot guarantee success, the trading price of our common stock could be subject to wide fluctuations in response to various events or factors, many of which are beyond our control.  In addition, the stock market may experience extreme price and volume fluctuations, which, without a direct relationship to the operating performance, may affect the market price of our stock.

The high and low closing bid prices for shares of our common stock for each quarter within the last two fiscal years, or the applicable period when there were quotations are as follows:

Period	High	Low

January 1, 2009 through March 31, 2009	None	None

April 1, 2009 through June 30, 2009	$0.04	$0.04

July 1, 2009 through September 30, 2009	$0.04	$0.04

October 1, 2009 through December 31, 2009	$0.04	$0.04

January 1, 2010 through March 31, 2010	$0.07	$0.04

April 1, 2010 through June 30, 2010	$0.30	$0.10

July 1, 2010 through September 30, 2010	$2.45	$0.30

October 1, 2010 through December 31, 2010	$0.10	$0.10

These bid prices were obtained from the Pink OTC Markets, Inc. and do not necessarily reflect actual transactions, retail markups, mark downs or commissions. As of March 30, 2011, the last reported sales price of our shares on the OTC Bulletin Board was $0.50.

No assurance can be given that any “established public market” will develop in the common stock of the Company, or if any such market does develop, that it will continue or be sustained for any period of time.

Penny Stock Rule

Our securities are currently quoted on the OTC Bulletin Board, which is not a national or regional stock exchange.  Therefore, our shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule.  Section 15(g) sets forth certain requirements for broker-dealer transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions, including securities trading on a stock exchange or meets certain revenue and asset requirements. The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act.  For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account.  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.  These requirements may be considered cumbersome by broker-dealers and could impact the willingness of a particular broker-dealer to make a market in our shares, or they could affect the value at which our shares trade. Classification of our stock as a penny stock increases the risk of an investment in our shares.

(b) Holders

The Company had approximately 16 record holders of the common stock as of December 31, 2010 and approximately 43 record holders as of March 30, 2011.  This does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.  The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to the common stock.

Our independent stock transfer agent is Island Stock Transfer which is located at 100 Second Avenue S., Suite 300N, St. Petersburg, Florida 33701.

(c) Dividends

We have never declared or paid any cash dividends on our capital stock.  We currently intend to retain future earnings, if any, for development of our business and therefore do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

(d) Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

In connection with the Acquisition (as described in Item 1 above), the Company issued an aggregate of 4,766,666 shares of common stock and warrants to purchase 4,766,666 shares of common stock to certain investors on February 25, 2011 (the “Private Placement”). Each warrant has a three-year term and is exercisable at $0.60 per share and is redeemable by the Company in the event the Company’s common stock exceeds $3.00 for twenty of thirty trading days. The warrants are subject to standard anti-dilution protections. The Company granted the investors in the Private Placement piggy-back registration rights for the securities issued in the Private Placement. The Company received gross proceeds of approximately $1.4 million in the Private Placement.  The securities issued in the Private Placement were not registered under the Securities Act of 1933, as amended (the “Securities Act”).  These securities qualified for exemption under Rule 506 promulgated under Section 4(2) of the Securities Act since the issuance by the Company did not involve a “public offering” and each offeree was an “accredited investor.”

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.   Selected Financial Data

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act , and Section 21E of the Exchange Act. The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements.  This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this Annual Report on Form 10-K. Operating results are not necessarily indicative of results that may occur in future periods.

Overview

This discussion relates to the Company’s business as of December 31, 2010.  For a description of our new business, please see the Current Report on Form 8-K we filed with the SEC on February March 3, 2011.

Atlas Therapeutics Corporation ("Atlas" or the "Company") was incorporated in the State of Nevada on April 11, 2007 and is a development stage company. Its principal business objective was to become a premier franchisor of retail shipping, postal, courier and business service centers by providing a wide range of convenient, value-added business services to consumers, mobile and traveling professionals and the small office/home office market.

The Company was founded based on the need of individuals and companies to have dependable, consistent and professional business service centers where they can obtain a wide variety of benefits such as packaging, shipping, copy and print assistance, mailbox locations, email retrieval, delivery and messenger couriers and convenient office supplies.  It was our goal to become the most dependable, consistent and professional business service center available to the public.  We recognized that each customer we would serve has different needs, requirements and concerns pertinent to their business.  Our primary customer service goal was to tailor specific solutions to suit each particular customer’s needs and concerns.  As of December 31, 2010, we had no operations and did not generate any revenues.

Management’s discussion and analysis of its financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the amount of reported assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses and the valuation of our assets, income taxes and contingencies.  We base our estimates on historical experience and on various other assumptions.  We believe our estimates and assumptions to be reasonable under the circumstances.  However, actual results could differ from those estimates under different assumptions or conditions.

Results of Operations

For the year ended December 31, 2010, we received revenues of $0, as compared to revenues of $0 in the same period in 2009.  Operating expenses for the year ended December 31, 2010 were $28,795, as compared to $39,308 in the same period in 2009. The decrease in operating expenses was due to a decrease in general and administrative costs. Our net loss for the year ended December 31, 2010 was $16,525, as compared to $39,308 in the same period in 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholder's equity.  The Company's balance sheet as of December 31, 2010, reflects total assets of $0.  The Company has minimal cash and no line of credit.  The Company will carry out its strategic business plan, as discussed above, as effectively as reasonably possible. The Company cannot predict to what extent its liquidity and capital resources will be diminished or to what extent its capital will be further depleted by the operating losses (if any) of the business.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

Item 8.   Financial Statements and Supplementary Data

The Company’s financial statements for the fiscal years ended December 31, 2010, and 2009, have been examined to the extent indicated in their reports by our independent registered accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America pursuant to regulations promulgated by the SEC.  The aforementioned financial statements are included herein under Item 15.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedure include, without limitations, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2010.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we intend to create a position to segregate duties consistent with control objectives.  We have also hired an internal consultant with accounting and financial reporting experience. We also plan to appoint one or more outside directors to our board of directors.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position
J.B. Bernstein	43	Chief Executive Officer, President, Secretary, Treasurer and Director
Carlon Colker, M.D., FACN	45	Chief Medical Officer, Executive Vice President

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

J.B. Bernstein joined us as Chief Executive Officer, President, Secretary, Treasurer and Director in February 2011. Since 1994, he has been the co-founder and president of Pro Access, Inc., a boutique athlete representation firm, which has represented baseball and football legends such as Barry Bonds, Barry Sanders, Emmitt Smith and Curtis Martin.  Since 2007, Mr. Bernstein has served as chief marketing officer of Seven Figures Management, a sports marketing and athlete representation firm. From 1990 to 1994, Mr. Bernstein served as director of business development for The Upper Deck Company. Mr. Bernstein received a bachelor's degree in political economics from the University of Massachusetts Amherst in 1986 and his master's degree from The London School of Economics in 1987. He received a Ph.D. in physics from the University of Southern California in 2006 and is currently pursuing a second Ph.D. a related field.

Carlon M. Colker, M.D., FACN joined us as Chief Medical Officer and Executive Vice President in February 2011. Since 1996, he has headed Peak Wellness, Inc, a an integrative medical healthcare  provider focused on private, personal medical and healthcare coupled with nutrition, diet, and weight loss counseling, sports rehabilitation, physical therapy, and exercise physiology. His practice specialties include internal medicine, sports medicine, and sports nutrition. Dr. Colker is an attending physician at Beth Israel Medical Center in New York City and at Greenwich Hospital in Greenwich, Connecticut. As a special care physician, Dr. Colker has taken care of the most critically-ill patients in the intensive care unit at both St. Joseph Medical Center and Stamford Hospital in Connecticut. In addition to his practice, Dr. Colker is also one of the premier published researchers in the field of integrative care and a Fellow of the American College of Nutrition. He is widely regarded as one of the world’s foremost experts on wellness, physical performance, athletic enhancement, and performance nutrition. Dr. Colker is an internationally recognized consultant on health and fitness and has worked with governments, large health systems, and private companies, as well as with numerous Olympic and professional athletes and celebrities. He was the lead researcher in the creation of various nutritional supplements including Metabolife's Metabolife 356, Twinlab's Ripped Fuel, Cytodyne's Xenadrine RFA-1 and Xenadrine-EFX. Dr. Colker has advised sports teams and athletes from around the globe and has appeared on such shows as ESPN’s Outside the Lines, NBC’s Health Segment, Court TV and ABC World News Tonight. Dr. Colker received his bachelor’s degree from Manhattanville College in May 1988 and his M.D. from Sackler School of Medicine in May 1993.

Committees

Our Board of Directors does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by our Board of Directors as a whole. We are not required to maintain such committees under the rules applicable to companies that do not have securities listed or quoted on a national securities exchange or national quotation system. If we are successful in listing our common stock on the NYSE Amex or the Nasdaq Capital Market, we would be required to have, prior to listing, an independent audit committee formed, in compliance with the requirements for such listing and in compliance with Rule 10A-3 of the Exchange Act.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by our stockholders or us to become directors or executive officers.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees. Upon adoption, we will file our code of ethics in a Current Report on Form 8-K. You will be able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Audit Committee Financial Expert

We do not have a standing audit committee or an audit committee financial expert serving on our Board of Directors.  We believe, given the early stages of our development and our lack of operating history, that an audit committee financial expert is not necessary at the present time.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers listed above have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to report their initial beneficial ownership and any subsequent changes in that beneficial ownership of our securities to the SEC.  Based solely on a review of the copies of the reports furnished to us, the Company believe that all such reports for the year ended December 31, 2010 were filed on a timely basis except for failure of Georgette Mathers to file one Form 4.

Item 11. Executive Compensation.

Summary Compensation Table

The table below sets forth the compensation earned for services rendered to the Company, for the fiscal years indicated, by its executive officers.

SUMMARY COMPENSATION TABLE
Name and Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Georgette Mathers, Former Chief Executive Officer and Chief Financial Officer (1)	2008 2009 2010	- - -	- - -	- - -	- - -	- - -	- - -	- - -

Chong Kim, Former Chief Executive Officer	2008	-	-	-	-	-	-	-

(1) Ms. Mathers resigned as Chief Executive Officer and Chief Financial Officer on February 25, 2011.

Employment Agreements

J.B. Bernstein

On February 25, 2011, the Company entered into an employment agreement with J.B. Bernstein, pursuant to which Mr. Bernstein will serve as Chief Executive Officer of the Company. The employment agreement was amended effective as of March 1, 2011.

Pursuant to Mr. Bernstein’s employment agreement, as amended, the term of employment with the Company is for four years, commencing on February 25, 2011.   The agreement provides that Mr. Bernstein will work on a full-time basis and will receive a one-time signing bonus of $20,000 plus an annual base salary of $213,600.  For the term of the employment agreement, Mr. Bernstein shall be entitled to receive an annual cash bonus of up to 50% of his base salary depending on the Company’s achievement of certain milestones.  The agreement shall automatically renew for successive one- year periods at the same base salary, unless a notice of non-renewal is provided by either party within 90 days prior to the expiration date.  In connection with the Acquisition, Ms. Mathers, our former Chief Executive Officer, transferred 3,000,000 shares to Mr. Bernstein upon commencement of his employment.

Upon the adoption of a stock option plan, the Company will grant Mr. Bernstein an option to purchase shares of common stock of the Company consistent with the option awards granted to similarly situated executives, as determined by the Company’s board of directors after consultations with Mr. Bernstein. The option vests in annual equal installments over the term of the employment agreement.

Mr. Bernstein is entitled to receive twelve months’ base salary in the event his employment with the Company is terminated other than by death or for cause by the Company.  In the event Mr. Bernstein’s employment is terminated for cause (as defined in the employment agreement), he shall be entitled to receive only the base salary owed to him as of the date of termination.

Mr. Bernstein’s employment agreement contains customary non-competition and non-solicitation provisions that extend to twelve months after termination of Mr. Bernstein’s employment with the Company.  Mr. Bernstein also agreed to customary terms regarding the protection and confidentiality of trade secrets, proprietary information and technology, designs and inventions.

Mr. Bernstein shall be entitled to participate in such employee benefit plans and insurance offered by the Company to similarly situated employees of the Company subject to eligibility requirements, restrictions and limitations of any such plans.

Carlon Colker MD, FACN

On February 25, 2011, the Company entered into an employment agreement with Carlon Colker, MD, FACN, pursuant to which Dr. Colker will serve as Chief Medical Officer and Executive Vice President of the Company.

Pursuant to Dr. Colker’s employment agreement, the term of employment with the Company is for three years, commencing on February 25, 2011.   The agreement provides that Dr. Colker will work on a part-time basis and will receive an annual base salary of $60,000.  For the term of the employment agreement, Dr. Colker shall be entitled to receive an annual cash bonus of up to 50% of his base salary depending on the Company’s achievement of certain milestones. The agreement shall automatically renew for successive one-year periods at a base salary of $150,000, unless a notice of non-renewal is provided by either party within 90 days prior to the expiration date.  Pursuant to the terms of his employment agreement, Dr. Colker will continue to maintain a separate medical practice and other activities relating to Peak and those activities will take precedence over his obligations to the Company.

Upon the adoption of a stock option plan, the Company will grant Dr. Colker an option to purchase shares of common stock of the Company consistent with the option awards granted to similarly situated executives, as determined by the Company’s board of directors after consultations with Dr. Colker. The option vests in annual equal installments over the term of the employment agreement.

Dr. Colker is entitled to receive twelve months’ base salary in the event his employment with the Company is terminated other than by death or for cause by the Company.  In the event Dr. Colker’s employment is terminated for cause (as defined in the employment agreement), he shall be entitled to receive only the base salary owed to him as of the date of termination.

Dr. Colker’s employment agreement contains customary non-competition and non-solicitation provisions that extend to termination of Dr. Colker’s employment with the Company.  Dr. Colker will not be subject to any non-competition and non-solicitation provisions subsequent to the termination of his employment with the Company. Dr. Colker also agreed to customary terms regarding the protection and confidentiality of trade secrets, proprietary information and technology, designs and inventions.

Dr. Colker shall be entitled to participate in such employee benefit plans and insurance offered by the Company to similarly situated employees of the Company subject to eligibility requirements, restrictions and limitations of any such plans.

Director Compensation

The Company did not pay its directors any fees or other compensation for acting as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

The following table sets forth information known to the Company regarding the beneficial ownership of the Company’s common stock as of March 30, 2011 by:

●
each person known by the Company at that date to be the beneficial owner of more than 5% of the outstanding shares of the Company common stock based solely on Schedule 13D/13G filings with the Securities and Exchange Commission;

●	each of the Company’s officers and directors at such date; and

●	all executive officers and directors of the Company at such date, as a group.

 Unless otherwise indicated, the Company believes that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them. As of March 30, 2011, there were 60,790,666 shares of the Company’s common stock outstanding.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Class
J.B. Bernstein	3,000,000	4.9%
Carlon Colker, MD, FACN (2)	7,024,000	11.6%
Peak Wellness, Inc. (2)	7,024,000	11.6%
Hariri Family Ltd. Partnership (3)	8,300,000	13.7%
Ultra Pro Sports, LLC (4)	7,750,000	12.7%
North Winds Venture (5)	3,333,333	5.5%

Directors and officers as a group (2 persons)	10,024,000	16.5%

(1) Unless otherwise indicated, the business address of each of the individuals is c/o Atlas Therapeutics Corporation, 4640 Admiralty Way, Suite 200, Marina Del Rey, CA 90292.

(2) Represents shares held by Peak Wellness, Inc., a corporation wholly-owned by Carlon Colker, MD, FACN. Dr.  Colker has sole voting and investment control over these securities.

(3) Robert Hariri, MD, PhD, and Margaret Hariri have voting and investment control over these securities.

(4) Janine Divenuto has sole voting and investment control over these securities.

(5) Ron Hariri has sole voting and investment control over these securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On February 25, 2011, the Company, Atlas Acquisition Corp., a wholly-owned subsidiary of the Company (“Atlas Sub”), and Peak Wellness, Inc. (“Peak”), entered into the Purchase Agreement pursuant to which Atlas Sub purchased certain intellectual property assets from Peak. Dr. Carlon Colker, our Chief Medical Officer, is the principal of Peak.

In connection with the Purchase Agreement, the Company issued a Promissory Note to Peak in the amount of $700,000 with interest accruing at an interest rate of 3% per annum.  The Promissory Note is payable in two installments as follows: $350,000 plus accrued interest is due within 180 days after the closing date of the Purchase Agreement and $350,000 plus accrued interest is due on the first anniversary of the closing date of the Purchase Agreement.

In connection with the Purchase Agreement and the Promissory Note, the Company entered into a Security Agreement with Peak to secure payments due under the Promissory Note. Pursuant to the Security Agreement, the Company granted Peak a continuing security interest in the assets purchased from Peak. The Security Agreement also secures all of our obligations to Peak, whether related or unrelated to the Promissory Note. Upon an event of default of the Security Agreement, Peak will have all the rights of a secured party under the Uniform Commercial Code.  In addition to the foregoing, the Company issued Peak 7,024,000 shares of our common stock as additional consideration under the Purchase Agreement.

Review, Approval or Ratification of Transactions with Related Persons.

All future related party transactions will be approved, if possible, by a majority of our directors who do not have an interest in the transaction and who will have access, at our expense, to our independent legal counsel.

Item 14. Principal Accountant Fees and Services.

During the fiscal year ended December 31, 2010, the firm of the Offices of Arshad M. Farooq, JD, CPA, which we refer to as Farooq, was our principal accountant. The following is a summary of fees paid or to be paid to Farooq for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the annual audits of our financial statements, quarterly reviews of financial statements and services that are normally provided by Farooq in connection with statutory and regulatory filings or engagements.  Audit fees paid to Farooq were $11,000 for the period ended December 31, 2010 and $10,000 for the period ended December 31, 2009.

Audit-Related Fees.  Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.”  These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.  There were no fees billed for audit-related services rendered by Farooq during the last two fiscal years.

Tax Fees. There were no fees billed for tax services rendered by Farooq during the last two fiscal years.

All other fees.  There were no other fees billed for other services rendered by Farooq during the last two fiscal years.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements and Schedules

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2010
Statements of Operations for the Years Ended December 31, 2010 and 2009
Statements of Stockholders’ Deficit for the Years Ended December 31, 2010 and 2009
Statements of Cash Flows for the Years Ended December 31, 2010 and 2009
Notes to Financial Statements

Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (2)
3.3	Certificate of Amendment to Articles of Incorporation (3)
4.1	Form of Warrant (4)
10.1	Intellectual Property Purchase Agreement, dated February 25, 2011, by and among the Company, Atlas Acquisition Corp. and Peak Wellness, Inc. (4)
10.2	Secured Promissory Note, dated February 25, 2011, by and among the Company and Peak Wellness, Inc. (4)
10.3	Security Agreement, dated February 25, 2011, by and among the Company and Peak Wellness, Inc. (4)
10.4	Employment Agreement, dated February 25, 2011, by and among the Company and J.B. Bernstein (4)
10.5*	Amendment No. 1 to Employment Agreement, dated March 29, 2011, by and among the Company and J.B. Bernstein
10.6	Employment Agreement, dated February 25, 2011, by and among the Company and Carlon Colker, MD, FACN (4)
10.7	Intellectual Property Assignment Agreement, dated February 25, 2011, by and among Atlas Acquisition Corp. and Peak Wellness, Inc. (4)
31*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

* Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File Number 333-144082), filed on June 27, 2007.
(2)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File Number 333-144082), filed on June 27, 2007.
(3)	Incorporated by reference to the Company’s Information Statement on Schedule 14C, filed on June 9, 2010.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 3, 2011.

C O N T E N T S

OFFICES OF
ARSHAD M. FAROOQ, JD, CPA

201 N. Palomares St.
Pomona, CA 91767

(909) 238-5361
(909) 972-1672 Fax
amfarooq@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Atlas Therapeutics Corporation
(formerly known as Marvin’s Place, Inc.)
Marina Del Rey, CA

We have audited the accompanying balance sheet of Atlas Therapeutics Corporation (formerly known as Marvin’s Place, Inc.) (A development Stage Company) as of December 31, 2010, and the related statements of operations, stockholders’ equity, and cash flows from inception April 11, 2007 through December 31, 2010, and the period then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas Therapeutics Corporation (formerly known as Marvin’s Place, Inc.) (A Development Stage Company) as of December 31, 2010 and the results of its operations, and its cash flows from inception April 11, 2007 through December 31, 2010, and the period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Arshad M. Farooq
Arshad M. Farooq
Pomona, CA
March 31, 2011

ATLAS THERAPEUTICS CORPORATION
(Formerly Marvin's Place, Inc.)
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2010	2009

CURRENT ASSETS

Cash	$-	$145

Total Current Assets	-	145

TOTAL ASSETS	$-	$145

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$535	$20,100
Accounts payable related party	45,911	17,466
Note payable	7,500	-

Total Current Liabilities	53,946	37,566

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 25,000,000 shares authorized
at par value of $0.001, no shares
issued and outstanding	-	-
Common stock, 300,000,000 shares authorized
at par value of $0.001 per share, 49,000,000
shares issued and outstanding	49,000	49,000
Additional paid-in capital	31,000	31,000
Deficit accumulated during the development stage	(133,946)	(117,421)

Total Stockholders' Equity (Deficit)	(53,946)	(37,421)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$-	$145

The accompanying notes are an integral part of these financial statements

ATLAS THERAPEUTICS CORPORATION
(Formerly Marvin's Place, Inc.)
(A Development Stage Company)
Statements of Operations

			From
			Inception on
			April 11, 2007
	For the Year Ended		Through
	December 31,		December 31,
	2010	2009	2010

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	28,795	39,308	146,216

Total Operating Expenses	28,795	39,308	146,216

LOSS FROM OPERATIONS	(28,795)	(39,308)	(146,216)

OTHER INCOME

Interest expense	(230)	-	(230)
Gain on forgiveness of debt	12,500	-	12,500

Total Other Income	12,270	-	12,270

NET LOSS BEFORE INCOME TAXES	(16,525)	(39,308)	(133,946)
INCOME TAX EXPENSE	-	-	-

NET LOSS	$(16,525)	$(39,308)	$(133,946)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	49,000,000	49,000,000

The accompanying notes are an integral part of these financial statements

ATLAS THERAPEUTICS CORPORATION
(Formerly Marvin's Place, Inc.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance on April 11, 2007	-	$-	$-	$-	$-

Common stock issued for
cash at $0.0002 per share	28,000,000	28,000	(23,000)	-	5,000

Common stock issued for
cash at $0.004per share	21,000,000	21,000	54,000	-	75,000

Net loss for the year ended
December 31, 2007	-	-	-	(60,185)	(60,185)

Balance, December 31, 2007	49,000,000	49,000	31,000	(60,185)	19,815

Net loss for the year ended
December 31, 2008	-	-	-	(17,928)	(17,928)

Balance, December 31, 2008	49,000,000	49,000	31,000	(78,113)	1,887

Net loss for the year ended
December 31, 2009	-	-	-	(39,308)	(39,308)

Balance, December 31, 2009	49,000,000	49,000	31,000	(117,421)	(37,421)

Net loss for the year ended
December 31, 2010	-	-	-	(16,525)	(16,525)

Balance, December 31, 2010	49,000,000	$49,000	$31,000	$(133,946)	$(53,946)

The accompanying notes are an integral part of these financial statements

ATLAS THERAPEUTICS CORPORATION
(Formerly Marvin's Place, Inc.)
(A Development Stage Company)
Statements of Cash Flows

			From
			Inception on
			April 11, 2007
	For the Year Ended		Through
	December 31,		December 31,
	2010	2009	2010

OPERATING ACTIVITIES

Net income (loss)	$(16,525)	$(39,308)	$(133,946)
Adjustments to reconcile net loss to
net cash used by operating activities:
Common stock issued for services			-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(19,565)	19,100	535

Net Cash Used in Operating Activities	(36,090)	(20,208)	(133,411)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Proceeds from common stock issued	-	-	80,000
Increase (decrease) in advances from
related parties	35,945	17,466	53,411

Net Cash Provided by Financing Activities	35,945	17,466	133,411

NET DECREASE IN CASH	(145)	(2,742)	-

CASH AT BEGINNING OF PERIOD	145	2,887	-

CASH AT END OF PERIOD	$-	$145	$-

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES

Note issued for accounts payable	$7,500	$-	$7,500

The accompanying notes are an integral part of these financial statements

ATLAS THERAPEUTICS CORPORATION
(Formerly Marvin’s Place, Inc.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization & Business Activities

The Company was incorporated under the laws of the State of Nevada on April 11, 2007 to provide mailing & shipping services. The Company has not realized any revenues to date and therefore is classified as a development stage company.

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

ATLAS THERAPEUTICS CORPORATION
(Formerly Marvin’s Place, Inc.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At December 31, 2010, the Company’s bank deposits did not exceed the insured amounts.

Basic Loss per Share

The computation of the basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

	For the Year Ended	For the Year Ended
	December 31, 2010	December 31, 2009
Loss (Numerator)	$(16,220)	$(39,308)
Shares (Denominator)	49,000,000	49,000,000
Per share amount	$(0.00)	$(0.00)

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized.

The Company follows ASC 740 rules governing uncertain tax positions, which provides guidance for recognition and measurement. This prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on derecognization, classification and disclosure of these uncertain tax positions. The Company has no uncertain income tax positions.

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company's financial statements. For the years ended December 31, 2010 and 2009, the Company did not recognize any interest or penalty expense related to income taxes. The Company files income tax returns in the U.S. federal jurisdiction and states in which it does business.

ATLAS THERAPEUTICS CORPORATION
(Formerly Marvin’s Place, Inc.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 2- STOCK OFFERING

During April 2007, the Company sold 28,000,000 [2,000,000 before the 1to 14 split] shares of its common stock to its founders for cash of $5,000. During December 2007, the company sold 21,000,000 [1,500,000 before the 1 to 14 split] shares of its common stock in a private placement for cash of 75,000.

NOTE 3- RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB amended guidance related to revenue recognition that did not have a material impact on the Company’s financials. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB amended guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Adoption of the new guidance did not have a material impact on our financial statements

In December 2009, the FASB amended guidance related to fair value measurements and Disclosures. These amendments prescribe new disclosures and clarify certain existing disclosure requirements related to fair value measurements. The objective of the amendments was to improve these disclosures and, thus, increase the transparency in financial reporting. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.

ATLAS THERAPEUTICS CORPORATION
(Formerly Marvin’s Place, Inc.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

In February 2010, the FASB amended guidance related to disclosure of subsequent events, which was effective upon issuance. These amendments prescribe that entities that are SEC filers are required to evaluate subsequent events through the date that the financial statements are issued. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.

NOTE 4 - ADVANCES FROM RELATED PARTIES

The principal shareholder of the Company has advanced the corporation $45,911.  The advances are non-interest bearing and due and payable upon demand.

NOTE 5 - NOTE PAYABLE

On May 20, 2010, the Company issued a note for $7,500 bearing interest at 5% in exchange for Maremanno Corporation’s payment of $7,500 on an open account payable balance.  The note is due and payable upon demand. The Company has accrued interest payable of $230 as of December 31, 2010.

NOTE 6 - CAPITAL STOCK

On February 12, 2010, the Company’s articles of incorporation were amended to change the number of preferred shares authorized to 25,000,000 and the number of common shares authorized was changed to 300,000,000. The Company’s 3,500,000 common shares outstanding were also forward split on a 14 shares for 1 basis with the result as 49,000,000. The accompanying financial statements reflect the forward stock split on a retroactive basis.

NOTE 7 - SIGNIFICANT EVENTS

The Company changed its name to Atlas Therapeutic Corporation on May 28, 2010, in order to pursue the Company’s new business venture and maintain shareholder recognition of the Company and its   strategic business plan.

NOTE 8 - SUBSEQUENT EVENTS

a.	Incorporation of a subsidiary
On February 23, 2011, the Company incorporated Atlas Acquisition Corp, in Nevada, as its wholly owned subsidiary.

b.	Intellectual Property Purchase Agreement
On February 25, 2011, Atlas Therapeutics Corporation (the “Company”), Atlas Acquisition Corp., a wholly-owned subsidiary of the Company (“Atlas Sub”), and Peak Wellness, Inc. (“Peak”), entered into

ATLAS THERAPEUTICS CORPORATION
(Formerly Marvin’s Place, Inc.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 9 - SUBSEQUENT EVENTS (continued)

and consummated an Intellectual Property Purchase Agreement (the “Purchase Agreement”), pursuant to which Atlas Sub purchased certain intellectual property assets from Peak (the “Acquisition”). Pursuant to the Purchase Agreement, we acquired from Peak all intellectual property pertaining to MYO-T12, a natural-myostatin inhibitor, including the formula and process for making MYO-T12, certain trademarks, trade secrets, patent applications and certain domain names.  The purchase price for the assets was $1,150,000, of which $450,000 was paid in cash and $700,000 via the issuance of the Promissory Note.

In connection with the Purchase Agreement, the Company issued a secured promissory note to Peak (the “Promissory Note”) in the amount of $700,000 with interest accruing at an interest rate of 3% per annum.  The Promissory Note is payable in two installments as follows: $350,000 plus accrued interest is due within 180 days after the closing date of the Agreement and $350,000 plus accrued interest is due on the first anniversary of the closing date of the Agreement. Additionally, the Company issued 7,024,000 shares of Common Stock to Peak as part of the purchase price of MYO-T12, representing 12% of the fully diluted voting Common Stock of the Company.

In connection with the Purchase Agreement and the Promissory Note, the Company entered into a security agreement with Peak to secure payments due under the Promissory Note (the “Security Agreement”). Pursuant to the Security Agreement, the Company granted Peak a continuing security interest in the assets purchased from Peak. The Security Agreement also secures all of Company’s  obligations to Peak, whether related or unrelated to the Promissory Note. Upon an event of default of the Security Agreement, Peak will have all the rights of a secured party under the Uniform Commercial Code.  On the Closing Date, new officers and a new director were appointed to serve the Company.

c.	Private Placement of Equity Securities
The Company issued an aggregate of 4,766,666 shares of common stock and warrants to purchase 4,766,666 shares of common stock to certain investors on February 25, 2011 (the “Private Placement”). Each warrant had a three-year term and is exercisable at $0.60 per share and is redeemable by the Company in the event the Company common stock exceeds $3.00 for twenty of thirty trading days. The warrants are subject to standard anti-dilution protections. The Company granted the investors in the Private Placement piggy-back registration rights for the securities issued in the Private Placement. The Company received gross proceeds of $1,430,000 in the Private Placement.

d.	Employment Agreements

J.B. Bernstein: On February 25, 2011, the Company entered into an employment agreement with J.B. Bernstein, pursuant to which Mr. Bernstein will serve as Chief Executive Officer of the Company. The employment agreement was amended effective as of March 1, 2011.

Pursuant to Mr. Bernstein’s employment agreement, as amended, the term of employment with the Company is for four years, commencing on February 25, 2011.   The agreement provides that Mr. Bernstein will work on a full-time basis and will receive a one-time signing bonus of $20,000 plus an annual base salary of $213,600.  For the term of the employment agreement, Mr. Bernstein shall be entitled to receive an annual cash bonus of up to 50% of his base salary depending on the Company’s achievement of certain milestones.  The agreement shall automatically renew for successive one- year periods at the same base salary, unless a notice of non-renewal is provided by either party within 90 days prior to the expiration date.  In connection with the Acquisition, Ms. Mathers, our former Chief Executive Officer, transferred 3,000,000 shares to Mr. Bernstein upon commencement of his employment.

ATLAS THERAPEUTICS CORPORATION
(Formerly Marvin’s Place, Inc.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

Upon the adoption of a stock option plan, the Company will grant Mr. Bernstein an option to purchase shares of common stock of the Company consistent with the option awards granted to similarly situated executives, as determined by the Company’s board of directors after consultations with Mr. Bernstein. The option vests in annual equal installments over the term of the employment agreement.

Mr. Bernstein is entitled to receive twelve months’ base salary in the event his employment with the Registrant is terminated other than by death or for cause by the Company.  In the event Mr. Bernstein’s employment is terminated for cause (as defined in the employment agreement), he shall be entitled to receive only the base salary owed to him as of the date of termination.

Mr. Bernstein’s employment agreement contains customary non-competition and non-solicitation provisions that extend to twelve months after termination of Mr. Bernstein’s employment with the Registrant. Mr. Bernstein also agreed to customary terms regarding the protection and confidentiality of trade secrets, proprietary information and technology, designs and inventions.

Mr. Bernstein shall be entitled to participate in such employee benefit plans and insurance offered by the Registrant to similarly situated employees of the Company subject to eligibility requirements, restrictions and limitations of any such plans.

Carlon Colker MD, FACN: On February 25, 2011, concurrent with the closing of the Acquisition, the Company entered into an employment agreement with Carlon Colker, MD, FACN, pursuant to which Dr. Colker will serve as Chief Medical Officer and Executive Vice President of the Company.

Pursuant to Dr. Colker’s employment agreement, the term of employment with the Company is for three years, commencing on February 25, 2011.   The agreement provides that Dr. Colker will work on a part-time basis and will receive an annual base salary of $60,000.  For the term of the employment agreement, Dr. Colker shall be entitled to receive an annual cash bonus of up to 50% of his base salary depending on the Company’s achievement of certain milestones.  The agreement shall automatically renew for successive one-year periods at a base salary of $150,000, unless a notice of non-renewal is provided by either party within 90 days prior to the expiration date. Pursuant to the terms of his employment agreement, Dr. Colker will continue to maintain a separate medical practice and other activities relating to Peak and those activities will take precedence over his obligations to the Company.

Upon the adoption of a stock option plan, the Company will grant Dr. Colker an option to purchase shares of common stock of the Company consistent with the option awards granted to similarly situated executives, as determined by the Company’s board of directors after consultations with Dr. Colker. The option vests in annual equal installments over the term of the employment agreement.

Dr. Colker is entitled to receive twelve months’ base salary in the event his employment with the Company is terminated other than by death or for cause by the Company.  In the event Dr. Colker’s employment is terminated for cause (as defined in the employment agreement), he shall be entitled to receive only the base salary owed to him as of the date of termination.

ATLAS THERAPEUTICS CORPORATION
(Formerly Marvin’s Place, Inc.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

NOTE 9 - SUBSEQUENT EVENTS (continued)

Dr. Colker’s employment agreement contains customary non-competition and non-solicitation provisions that extend to termination of Dr. Colker’s employment with the Company. Dr. Colker will not be subject to any non-competition and non-solicitation provisions subsequent to the termination of his employment with the Company. Dr. Colker also agreed to customary terms regarding the protection and confidentiality of trade secrets, proprietary information and technology, designs and inventions.

Dr. Colker shall be entitled to participate in such employee benefit plans and insurance offered by the Company to similarly situated employees of the Company subject to eligibility requirements, restrictions and limitations of any such plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ATLAS THERAPEUTICS CORPORATION

Date: March 31, 2011	By:	/s/ J.B. Bernstein
Name: J.B. Bernstein
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title(s)	Date

/s/ J.B. Bernstein	Chief Executive Officer and Director	March 31, 2011
J.B. Bernstein	(Principal Executive Officer,Principal Financial Officer and Principal Accounting Officer)