Form 10-Q
period 2011-03-31
Atlas Therapeutics Corp
filed 2011-05-16
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2011

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53298

ATLAS THERAPEUTICS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-8758875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4640 Admiralty Way, Suite 500 Marina Del Rey, CA 90292 (Address of Principal Executive Offices) (310) 496-5727 (Registrant’s telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of May 6, 2011, the registrant had 60,790,666 shares of common stock outstanding.

INDEX	Page

PART 1-FINANCIAL INFORMATION	2

Item 1. Financial Statements	2

Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	2

Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2011 and 2010 and the period from inception (April 11, 2007) to March 31, 2011	3

Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2011 (unaudited) and for the period from inception (April 11, 2007) to December 31, 2010	4

Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2011 and 2010 and the period from inception (April 11, 2007) to March 31, 2011	5

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

PART II-OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. [Removed and Reserved]	15

Item 5. Other Information	15

Item 6. Exhibits	15

SIGNATURES	16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	December 31, 2010
	March 31, 2011
ASSETS
Current assets
Cash	$599,357	$-
Prepaid expenses and other current assets	209,842	-
	809,199	-

Fixed assets, net of accumulated depreciation of $26	1,543	-
Intellectual property	4,662,000	-

Total assets	$5,472,742	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$13,600	$535
Note payable to related party for acquisition of intellectual property	700,000	-
Accrued interest	1,933	-
Accounts payable related party	45,911	45,911
Note payable - insurance financing	32,013	-
Note payable	7,500	7,500
Total current liabilities	800,957	53,946

Derivatives liability	2,810,000	-

Total liabilities	3,610,957	53,946

Stockholders' equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized; 60,790,666 shares issued and outstanding at March 31, 2011 and; 49,000,000 shares issued and outstanding at December 31, 2010	60,791	49,000
Additional paid-in capital	4,108,465	31,000
Deficit accumulated during development stage	(2,307,471)	(133,946)

Total stockholders' equity	1,861,785	(53,946)

Total liabilities and stockholders' equity	$5,472,742	$-

The accompanying notes are an integral part of the financial statements

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
			April 11, 2007
	Three Months Ended March 31,		(date of inception) to
	2011	2010	March 31, 2011

Revenue	$-	$-	$-
General and administrative expenses	1,711,266	4,776	1,857,482
Loss from operations	(1,711,266)	(4,776)	(1,857,482)

Other Income

Interest expense	(2,259)	-	(2,489)
Increase in fair value of warrants	(460,000)	-	(460,000)
Gain on forgiveness of debt	-	12,500	12,500
	(462,259)	12,500	(449,989)
Net (loss) income	$(2,173,525)	$7,724	$(2,307,471)

Weighted average number of common shares outstanding, basic and diluted	53,454,523	49,000,000

Basic and diluted net loss per share attributable to common stockholders	$(0.04)	$0.00

The accompanying notes are an integral part of the financial statements

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
For the period from April 11, 2007 (date of inception) to
March 31, 2011
						Deficit accumulated during development stage
	Preferred Stock		Common Stock				Total stockholders' equity
	Shares	Amount $.001 par	Shares	Amount $.001 par	Additional paid-in capital
Balance at April 11, 2007	-	$-	-	$-	$-	$-	$-
Common stock issued for cash at $0.0002 per share			28,000,000	28,000	(23,000)		5,000
Common stock issued for cash at $0.004 per share			21,000,000	21,000	54,000		75,000
Net loss						(60,185)	(60,185)
Balance at December 31, 2007	-	-	49,000,000	49,000	31,000	(60,185)	19,815
Net loss						(17,928)	(17,928)
Balance at December 31, 2008	-	-	49,000,000	49,000	31,000	(78,113)	1,887
Net loss						(39,308)	(39,308)
Balance at December 31, 2009	-	-	49,000,000	49,000	31,000	(117,421)	(37,421)
Net loss						(16,525)	(16,525)
Balance at December 31, 2010	-	-	49,000,000	49,000	31,000	(133,946)	(53,946)
Proceeds from private placement of restricted common stock			4,757,520	4,758	1,422,498		1,427,256
Conversion of stockholder loan into common stock			9,146	9	2,735		2,744
Issuance of 7,024,000 shares of Common Stock to Peak Wellness, Inc. as part of the purchase price of intellectual property			7,024,000	7,024	3,504,976		3,512,000
Offering Costs					(25,000)		(25,000)
Conversion of stockholder loan into capital - no shares issued					22,256		22,256
Fair value of warrants issued to private placement investors					(2,350,000)		(2,350,000)

Fair value of shares transferred from existing stockholder to the CEO in connection with employment agreement					1,500,000		1,500,000
Net loss						(2,173,525)	(2,173,525)
Balance at
March 31, 2011	-	$-	60,790,666	$60,791	$4,108,465	$(2,307,471)	$1,861,785

The accompanying notes are an integral part of the financial statements

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			April 11, 2007
			(date of
			inception) to
	Three Months Ended March 31,		March 31,
	2011	2010	2011
Cash Flows from Operating Activities
Net loss	$(2,173,525)	$7,724	$(2,307,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26	-	26
Stock based compensation	1,500,000	-	1,500,000
Gain from forgiveness of debt	-	12,500	-
Increase in fair value of warrants	460,000	-	460,000

Changes in operating assets and liabilities:
(Increase) in prepaid expenses and other current assets	(167,342)	-	(167,342)
Increase in accounts payable and accrued expenses	14,998	(24,850)	15,533
Net cash used in operating activities	(365,843)	(4,626)	(499,254)

Cash Flows from Investing Activities:
Acquisition of intellectual property	(450,000)	-	(450,000)
Acquisition of fixed assets	(1,569)	-	(1,569)
Net cash used in investing activities	(451,569)	-	(451,569)

Cash Flows from Financing Activities
Advances from related parties	-	5,000	53,411
Repayment of insurance financing note	(10,487)	-	(10,487)
Proceeds from issuance of stock to initial stockholders	-	-	80,000
Proceeds from private placement of common stock	1,427,256	-	1,427,256

Net cash provided by financing activities	1,416,769	5,000	1,550,180

Net increase in cash	599,357	374	599,357

Cash at beginning of the period	-	145	-

Cash at end of the period	$599,357	$519	$599,357

The accompanying notes are an integral part of the financial statements

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW
(Continued)

			April 11, 2007
			(date of
			inception) to
	Three Months Ended March 31,		March 31,
	2011	2010	2011

Supplemental Disclosure of cash flow information:
Cash paid for franchise taxes	$800	$-	$800
Cash paid for interest	$-	$-	$-

Supplemental Disclosure of Non-cash transactions:
Offering costs paid by stockholder	$25,000	$-	$25,000
Conversion of stockholder loan into common stock	$2,744	$-	$2,744
Conversion of stockholder loan into capital - no shares issued	$22,256	$-	$22,256
Note payable - insurance financing	$42,500	$-	$42,500
Note payable to related party for purchase of intellectual propery	$700,000	$-	$700,000

The accompanying notes are an integral part of the financial statements

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization & Business Activities

Atlas Therapeutics Corporation (“the Company”) was incorporated under the laws of the State of Nevada on April 11, 2007 to provide mailing & shipping services. The Company has not realized any revenues to date and therefore is classified as a development stage company. The Company changed its name to Atlas Therapeutics Corporation in May 2010. On February 25, 2011, the Company entered into an agreement to purchase certain intellectual property form Peak Wellness, Inc. (the "Acquisition"). As a result of the Acquisition, the Company is now focused on the formulation, acquisition and distribution of nutritional, nutraceutical, physical performance enhancement and wellness products (see Note 7 – Intellectual Property Purchase Agreement).

Continuation of the Company as a Going Concern

At March 31, 2011 the Company had cash of $599,357 and as of May 16, 2011, the date of this report, the Company has remaining cash of approximately $268,000, with current liabilities of approximately $800,000. The continuation of the Company as a going concern is dependent both on achieving the projected sales growth after launch of the Company’s sales channels and obtaining additional financing on terms acceptable to the Company.

Depreciation

The cost of property and equipment will be depreciated over the estimated useful life of 4 to 7 years. Depreciation is computed using the straight-line method when assets are placed in service.

Basis of Accounting and Principles of Consolidation

The accompanying consolidating financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated.

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

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. From December 31, 2010 through December 31, 2011, all non-interest-bearing transaction accounts will be fully insured by the FDIC, regardless of the balance of the account and the ownership capacity of the funds. Since all of the Company’s funds are deposited in a checking account which is considered a noninterest-bearing transaction account, all of its funds are currently insured regardless of the balance.

Basic Loss per Share

The computation of the basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

	For the Three Months Ended March 31,
	2011	2010
(Loss) Income (Numerator)	$(2,173,525)	$7,724
Shares (Denominator)	53,454,523	49,000,000
Per share amount	$(0.04)	$0.00

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized

The Company follows ASC 740 rules governing uncertain tax positions, which provides guidance for recognition and measurement. This prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on derecognization, classification and disclosure of these uncertain tax positions. The Company has no uncertain income tax positions.

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

NOTE 2- PRIVATE PLACEMENTS OF RESTRICTED COMMON STOCK

During April 2007, the Company sold 28,000,000 (2,000,000 before the 1 to 14 split) shares of its common stock to its founders for cash proceeds of $5,000. During December 2007, the company sold 21,000,000 (1,500,000 before the 1 to 14 split) shares of its common stock in a private placement for cash of proceeds $75,000.

On February 25, 2011, The Company issued an aggregate of 4,766,666 shares of common stock and warrants to purchase 4,766,666 shares of common stock to certain investors (the “Private Placement”). Each warrant has a three-year term, is exercisable at $0.60 per share and is redeemable by the Company in the event the Company’s common stock exceeds $3.00 for twenty of thirty trading days. The warrants are subject to standard anti-dilution protections. The Company granted the investors in the Private Placement piggy-back registration rights for the securities issued in the Private Placement. The Company received gross proceeds of $1,430,000 in the Private Placement.

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

NOTE 3- RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not believe that the adoption of any recently issued, but not yet effective, accounting standards will have a material effect on its financial position and results of operations.

NOTE 4 - ADVANCES FROM RELATED PARTIES

A stockholder of the Company advanced the corporation $45,911.  The advances are non-interest bearing and due and payable upon demand.

NOTE 5 - NOTES PAYABLE

On May 20, 2010, the Company issued a note for $7,500 bearing interest at 5% in exchange for Maremanno Corporation’s payment of $7,500 on an open account payable balance.  The note is due and payable upon demand. The principal balance of the note remained $7,500 at both March 31, 2011 and December 31, 2010. Accrued interest payable on this note was $418 at March 31, 2011 and $230 as of December 31, 2010.

On March 9, 2011, the Company entered into an insurance financing agreement to fund the premium of $42,500 for its officers and directors insurance policy. The note is payable in 9 equal installments of $3,611 and bears interest at the rate of 4.65%. The unpaid balance of this note at March 31, 2011 was $32,013.

NOTE 6 - CAPITAL STOCK

On February 12, 2010, the Company’s articles of incorporation were amended to increase the number of authorized preferred shares to 25,000,000 and the number of authorized common shares to 300,000,000. The Company’s 3,500,000 common shares outstanding were also forward split on a 14 shares for 1 basis with the result that 49,000,000 common shares were issued and outstanding on that date. The accompanying financial statements reflect the forward stock split on a retroactive basis.

NOTE 7 – INTELLECTUAL PROPERTY PURCHASE AGREEMENT

On February 25, 2011, the Company, Atlas Acquisition Corp., a wholly-owned subsidiary of the Company formed in February 2011 (“Atlas Sub”), and Peak Wellness, Inc. (“Peak”), entered into and consummated an Intellectual Property Purchase Agreement (the “Purchase Agreement”), pursuant to which Atlas Sub purchased certain intellectual property assets from Peak (the “Acquisition”). Pursuant to the Purchase Agreement, the Company acquired from Peak all intellectual property pertaining to MYO-T12, a natural-myostatin inhibitor, including the formula and process for making MYO-T12, certain trademarks, trade secrets, patent applications and certain domain names.  The aggregate consideration for MYO-T12 was $4,662,000 paid in cash, promissory notes and shares of common stock. The contractually stated purchase price for the assets was $1,150,000, of which $450,000 was paid in cash and $700,000 via the issuance of the promissory note. Additionally, the Company issued 7,024,000 shares of common stock with an aggregate fair value of $3,512,000 to Peak as part of the purchase price of MYO-T12, representing 12% of the fully diluted voting common stock of the Company. In connection with the Acquisition, Dr. Carlon Colker, the president and sole stockholder of Peak, entered into an employment agreement to serve as the Company's Chief Medical Officer.

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

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

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

NOTE 8 – COMMITMENTS

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

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2011 and 2010

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

Item 2.  Financial Information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

We are focused on the formulation, acquisition and distribution of nutritional, neutraceutical, physical performance enhancement and wellness products. Our initial core brand product is MYO-T12, a myostatin-inhibiting product.  We intend to provide a pathway for consumers to easily access the product through an easy to navigate website and targeted marketing campaigns.  Our operations will be supported by outside third party vendors, who will also provide the order processing controls, such as electronic data interface with our customers.  Our plan of action over the next twelve months is to commence our operations to market and distribute nutrition maximization and wellness products.

As of May 6, 2011, we have accomplished the following:

•	Established our website which is ready to go live and commence order taking in June 2011.
•	Purchased products ready and available for resale shipping.
•	Entered into fulfillment and credit card processing agreements.
•	Entered into sales agency agreements.
•	Entered into consulting agreements.

We are a small, start-up company that has not generated any revenues and lacks a stable customer base.  Since our inception to the present, we have not generated any revenues and have incurred a cumulative net loss as indicated in our financial statements.  In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional equity capital resources and develop a consistent source of revenues.

We expect to begin generating sales of our product through the Company’s website and other internet vendors by June 2011.

Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010.

In the initial operating period from April 11, 2007 (inception) to March 31, 2011, the Company generated no revenues while incurring $1,857,482 in general and administrative expenses, including stock based compensation of $1,500,000.  The cumulative net loss since inception was $2,307,471.

For the three months ended March 31, 2011, we incurred general and administrative expenses of $1,711,266 compared to $4,776 for the three months ended March 31, 2010. For the three months ended March 31, 2011, we incurred a net loss of ($2,173,525) (including stock based compensation of $1,500,000) compared to net income of $7,724 (including gain of forgiveness of debt of $12,500) for the three months ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had $599,357 in cash and $5,472,742 in total assets (which includes $4,662,000 of intangible assets). We used cash of $376,330 for operating activities (including the initial payment of $168,000 toward the purchase of $336,000 of product for resale) and we used $450,000 as the cash down payment for the acquisition of the intellectual property assets from Peak.  We received $1,430,000 from the Private Placement, of which we paid $75,000 in costs associated with the purchase of MYO-T12. We presently do not have sufficient cash resources to pay the first installment of $350,000 on the note payable to Peak in August 2011. In order to have sufficient cash for debt service and operations we will need to meet our sales projections for June through August 2011 and/or raise additional capital through the issuance of debt or equity securities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the financial statements. Estimates are used for, but not limited to, the selection of the useful lives of property and equipment, provisions necessary for contingent liabilities, fair values, revenue recognition, taxes, budgeted costs and other similar charges. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and any impairment losses. The cost of an asset is comprised of its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.  Expenditures incurred after the fixed assets have been put into operation, such as repairs and maintenance and overhaul costs, are normally charged to the profit and loss account in the year in which they are incurred.

In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset beyond its originally assessed standard of performances, the expenditure is capitalized as an additional cost of the asset.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, less any estimated residual value.  Estimated useful lives of our assets are as follows:

Office equipment	5 years

Any gain or loss on disposal or retirement of a fixed asset is recognized in the profit and loss account and is the difference between the net sales proceeds and the carrying amount of the relevant asset. When property and equipment are retired or otherwise disposed of, the assets and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in income.

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, renewals and betterments are capitalized.

Long-lived assets

We apply the provisions of Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) No. 360, “Property, Plant and Equipment”. ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property, plant and equipment and other assets, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value.  Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets.  The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset.  If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value.  The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making the necessary estimates, judgments and projections. There was no impairment of long-lived assets since our acquisition of the assets from Peak.

Income taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company records a valuation allowance for deferred tax assets, if any, based on its estimates of its future taxable income as well as its tax planning strategies when it is more likely than not that a portion or all of its deferred tax assets will not be realized.  If the Company is able to utilize more of its deferred tax assets than the net amount previously recorded when unanticipated events occur, an adjustment to deferred tax assets would increase the Company’s net income when those events occur.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011.  Based on their evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective because we did not have sufficient time or resources to establish our disclosure controls and procedures and hire consultants capable of implementing them. We are in the process of remediating our disclosure controls and procedures by adopting and implementing additional policies and hiring additional personnel as necessary.

Changes in Internal Controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and therefore are not required to provide the information for this item of Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 25, 2011, The Company issued an aggregate of 4,766,666 shares of common stock and warrants to purchase 4,766,666 shares of common stock to certain investors (the “Private Placement”). Each warrant has a three-year term and is exercisable at $0.60 per share and is redeemable by the Company in the event the Company common stock exceeds $3.00 for twenty of thirty trading days. The warrants are subject to standard anti-dilution protections. The Company granted the investors in the Private Placement piggy-back registration rights for the securities issued in the Private Placement. The Company received gross proceeds of $1,430,000 in the Private Placement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION.

None
ITEM 6.  EXHIBITS

No.	Description of Exhibit
31.1	Certification of Principal Executive Officer/Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer / Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ATLAS THERAPEUTICS CORPORATION

Date: May 16, 2011	By: /s/ J.B. Bernstein
J.B. Bernstein
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ J.B. Bernstein	Chief Executive Officer and Director	May 16, 2011
J.B. Bernstein	(Principal Executive Officer and Principal Financial Officer)