Form 10-Q
period 2011-06-30
Atlas Therapeutics Corp
filed 2011-08-15
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011

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

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of August 5, 2011, the registrant had 64,583,997 shares of common stock outstanding.

INDEX	Page

PART 1-FINANCIAL INFORMATION	2

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	2

Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2011 and 2010 and the period from inception (April 11, 2007) to June 30, 2011	3

Consolidated Statements of Changes in Stockholders’ Equity for the period from inception (April 11, 2007) to June 30, 2011	4

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2011 and 2010 and for the period from inception (April 11, 2007) to June 30, 2011	5 to 6

Notes to Consolidated Financial Statements	7 to 13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

Item 4. Control and Procedures	16

PART II-OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. [Removed and Reserved]	17

Item 5. Other Information	17

Item 6. Exhibits	18

SIGNATURES	19

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash	$529,184	$—
Inventories	335,830	—
Prepaid expenses and other current assets	405,963	—
	1,270,977	—

Fixed assets, net of accumulated depreciation of $105	1,464	—
Intellectual property	4,662,000	—
Security deposits	10,000	—

Total assets	$5,944,441	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$26,798	$535
Note payable for acquisition of intellectual property	700,000	—
Accrued interest	7,215	—
Accounts payable related party	45,911	45,911
Note payable - insurance financing	17,597	—
Note payable	7,500	7,500
Total current liabilities	805,021	53,946

Derivatives liability	5,811,632	—

Total liabilities	6,616,653	53,946

Stockholders' deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized;no shares issued and outstanding	—	—

Common stock, $.001 par value, 300,000,000 shares authorized;64,075,664 shares issued and outstanding at June 30, 2011 and;49,000,000 shares issued and outstanding at December 31, 2010	64,076	49,000
Additional paid-in capital	5,045,564	31,000
Deficit accumulated during development stage	(5,781,852)	(133,946)

Total stockholders' deficit	(672,212)	(53,946)
Total liabilities and stockholders' deficit	$5,944,441	$—

The accompanying notes are an integral part of the financial statements

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		April 11, 2007 (date of inception) to
	2011	2010	2011	2010	June 30, 2011
Revenue	$—	$—	$—	$—	$—
General and administrative expenses	613,121	20,829	2,324,387	25,605	2,470,603
Loss from operations	(613,121)	(20,829)	(2,324,387)	(25,605)	(2,470,603)

Other Income

Interest expense	(5,677)	(42)	(7,936)	(42)	(8,166)
Value of warrants in excess of the amount of additional paid-in capital received in the related private placement of restricted common stock	(1,448,481)	—	(2,373,248)	—	(2,373,248)
Increase in fair value of warrants	(482,335)	—	(942,335)	—	(942,335)
Gain on forgiveness of debt	—	—	—	12,500	12,500
	(1,936,493)	(42)	(3,323,519)	12,458	(3,311,249)

Net loss	$(2,549,614)	$(20,871)	$(5,647,906)	$(13,147)	$(5,781,852)
Weighted average number of common shares outstanding, basic and diluted	61,317,314	49,000,000	57,407,505	49,000,000
Basic and diluted net loss per share attributable to common stockholders	$(0.04)	$(0.00)	$(0.10)	$(0.00)

The accompanying notes are an integral part of the financial statements

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
For the period from April 11, 2007 (date of inception) to
June 30, 2011

			Preferred Stock		Common Stock			Deficit accumulated	Total
		Date	Shares	Amount $.001 par	Shares	Amount $.001 par	Additional paid-in capital	during development stage	stockholders' equity (deficit)
Balance at April 11, 2007			$—	—	$—	$—	$—	$—	—
Common stock issued for cash at $0.0002 per share					28,000,000	28,000	(23,000)		5,000
Common stock issued for cash at $0.004 per share					21,000,000	21,000	54,000		75,000
Net loss								(60,185)	(60,185)
Balance at December 31, 2007			—	—	49,000,000	49,000	31,000	(60,185)	19,815
Net loss								(17,928)	(17,928)
Balance at December 31, 2008			—	—	49,000,000	49,000	31,000	(78,113)	1,887
Net loss								(39,308)	(39,308)
Balance at December 31, 2009			—	—	49,000,000	49,000	31,000	(117,421)	(37,421)
Net loss								(16,525)	(16,525)
Balance at December 31, 2010			—	—	49,000,000	49,000	31,000	(133,946)	(53,946)
Proceeds from private placement of restricted common stock		February 25, 2011			4,757,520	4,758	1,422,498		1,427,256
Conversion of stockholder loan into common stock		February 25, 2011			9,146	9	2,735		2,744

Issuance of 7,024,000 shares of Common Stock to Peak

Wellness, Inc. as part of the purchase price of intellectual property		February 25, 2011			7,024,000	7,024	3,504,976		3,512,000
Offering Costs		February 25, 2011					(25,000)		(25,000)
Conversion of stockholder loan into capital - no shares issued		February 25, 2011					22,256		22,256
Fair value of warrants issued to private placement investors	(A)	February 25, 2011					(1,425,233)		(1,425,233)
Fair value of shares transferred from existing stockholder to the
CEO in connection with employment agreement		February 25, 2011					1,500,000		1,500,000
Proceeds from private placement of restricted common stock		May 31, 2011			1,409,999	1,410	421,590		423,000
Fair value of warrants issued to private placement investors	(A)	May 31, 2011					(421,591)		(421,591)
Proceeds from private placement of restricted common stock		June 27, 2011			1,874,999	1,875	560,625		562,500
Fair value of warrants issued to private placement investors	(A)	June 27, 2011					(560,625)		(560,625)
Share based compensation to consultants - issuance pending							12,333		12,333
Net loss								(5,647,906)	(5,647,906)

Balance at June 30, 2011			$—	—	$64,075,664	$64,076	$5,045,564	$(5,781,852)	$(672,212)

(A) Limited to the additional paid-in capital from the related private placement

The accompanying notes are an integral part of the financial statements

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended June 30,		April 11, 2007 (date of inception) to June 30,
	2011	2010	2011
Cash Flows from Operating Activities
Net loss	$(5,647,906)	$(13,147)	$(5,781,852)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	105	—	105
Stock based compensation	1,512,333	—	1,512,333
Fair value of warrants issued to consultants	88,600	—	88,600
Derivatives charges	3,315,583	—	3,315,583
Changes in operating assets and liabilities:
(Increase) in inventories	(335,830)	—	(335,830)
(Increase) in prepaid expenses and other assets	(373,463)	—	(373,463)
Increase in accounts payable and accrued expenses	33,478	(8,892)	34,013
Net cash used in operating activities	(1,407,100)	(22,039)	(1,540,511)

Cash Flows from Investing Activities:
Acquisition of intellectual property	(450,000)	—	(450,000)
Acquisition of fixed assets	(1,569)	—	(1,569)
Net cash used in investing activities	(451,569)	—	(451,569)

Cash Flows from Financing Activities
Advances from related parties	—	21,900	53,411
Repayment of insurance financing note	(24,903)	—	(24,903)
Proceeds from issuance of stock to initial stockholders	—	—	80,000
Proceeds from private placement of common stock	2,412,756	—	2,412,756

Net cash provided by financing activities	2,387,853	21,900	2,521,264

Net increase in cash	529,184	(139)	529,184
Cash at beginning of the period	—	145	—

Cash at end of the period	$529,184	$6	$529,184

The accompanying notes are an integral part of the financial statements

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW
(Continued)

	Six Months Ended June 30,		April 11, 2007 (date of inception) to June 30,
	2011	2010	2011
Supplemental Disclosure of cash flow information:
Cash paid for franchise taxes	$800	$—	$800
Cash paid for interest	$—	$—	$—

Supplemental Disclosure of Non-cash transactions:

Offering costs paid by stockholder	$25,000	$—	$25,000
Conversion of stockholder loan into common stock	$2,744	$—	$2,744
Conversion of stockholder loan into capital - no shares issued	$22,256	$—	$22,256
Note payable - insurance financing	$42,500	$—	$42,500
Note issued for accounts payable	$—	$7,500	$7,500

The accompanying notes are an integral part of the financial statements

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

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

Continuation of the Company as a Going Concern

At June 30, 2011, the Company had cash of $529,184 and as of August 12, 2011, the Company has remaining cash of approximately $110,000, with current liabilities of approximately $800,000, including the first payment of $350,000 on the note payable to Peak Wellness which is due on August 25, 2011. The continuation of the Company as a going concern is dependent both on achieving the projected sales growth after launch of the Company’s sales channels and obtaining additional financing on terms acceptable to the Company.

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

Revenue Recognition

The Company recognizes revenue when products are shipped and collection is reasonably assured.

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

Advertising

The Company charges the costs of advertising to expense as incurred. The Company has incurred $215,943 in advertising and promotional costs for the period ended June 30, 2011 and cumulative since its inception.

Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. From December 31, 2010 through December 31, 2012, all non-interest-bearing transaction accounts will be fully insured by the FDIC, regardless of the balance of the account and the ownership capacity of the funds. Since all of the Company’s funds are deposited in a checking account which is considered a noninterest-bearing transaction account, all of its funds are currently insured regardless of the balance.

Basic Loss per Share

The computation of the basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Loss (Numerator)	$(2,549,614)	$(20,871)	$(5,647,906)	$(13,147)
Weighted Average Shares (Denominator)	61,317,314	49,000,000	57,407,505	49,000,000
Per share amount	$(0.04)	$(0.00)	$(0.10)	$(0.00)

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

The Company follows ASC 740 rules governing uncertain tax positions, which provides guidance for recognition and measurement. This prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on recognition, classification and disclosure of these uncertain tax positions. The Company has no uncertain income tax positions.

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
June 30, 2011 and 2010

NOTE 2- PRIVATE PLACEMENTS OF RESTRICTED COMMON STOCK

During April 2007, the Company sold 28,000,000 (2,000,000 before the 1 to 14 split) shares of its common stock to its founders for cash proceeds of $5,000. During December 2007, the company sold 21,000,000 (1,500,000 before the 1 to 14 split) shares of its common stock in a private placement for cash of proceeds $75,000.

From February 25 through June 27, 2011, the Company issued an aggregate of 8,051,660 shares of common stock and warrants to purchase 8,051,660  shares of common stock to certain investors (the “Private Placements”). Each warrant has a three-year term, is exercisable at $0.60 per share. The warrants are redeemable by the Company in the event the Company’s common stock exceeds $3.00 for twenty of thirty trading days. The Company granted piggy-back registration rights for the securities issued in the Private Placements. The Company received aggregate gross proceeds of $2,415,500 from the Private Placements as follows:

Date	Shares	Gross Proceeds	Related Warrant Liability at Inception	Related Warrant Liability at June 30, 2011
February 25, 2011	4,766,666	$1,430,000	$2,350,251	$3,382,180
May 31, 2011	1,409,999	423,000	1,186,859	1,003,839
June 27, 2011	1,874,999	562,500	1,243,838	1,337,009
	8,051,664	$2,415,500	$4,780,948	$5,723,028

The warrants are subject to full ratchet anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the $0.60 exercise price. The warrants issued in this financing arrangement did not meet the conditions for equity classification and are required to be carried as a derivative liability, at fair value. Management estimates the fair value of the warrants on the inception dates, and subsequently at each reporting period, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to determine the fair value of freestanding warrants.

 NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

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

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 5 - NOTES PAYABLE

On May 20, 2010, the Company issued a note for $7,500 bearing interest at 5% in exchange for Maremanno Corporation’s payment of $7,500 on an open account payable balance.  The note is due and payable upon demand. The principal balance of the note remained $7,500 at both June 30, 2011 and December 31, 2010. Accrued interest payable on this note was $606 at June 30, 2011 and $230 as of December 31, 2010.

On March 9, 2011, the Company entered into an insurance financing agreement to fund the premium of $42,500 in its officers and directors insurance policy. The note is payable in 9 equal monthly installments of $3,611 and bears interest at the rate of 4.65%. The unpaid balance of this note at June 30, 2011 was $17,597.

NOTE 6 - CAPITAL STOCK

On February 12, 2010, the Company’s articles of incorporation were amended to increase the number of authorized preferred shares to 25,000,000 and the number of authorized common shares to 300,000,000. The Company’s 3,500,000 common shares outstanding were also forward split on a 14 shares for 1 basis with the result that 49,000,000 shares were issued and outstanding on that date. The accompanying financial statements reflect the forward stock split on a retroactive basis.

NOTE 7 – INTELLECTUAL PROPERTY PURCHASE AGREEMENT

On February 25, 2011, the Company, Atlas Acquisition Corp., a wholly-owned subsidiary of the Company formed in February 2011 (“Atlas Sub”), and Peak Wellness, Inc. (“Peak”), entered into and consummated an Intellectual Property Purchase Agreement (the “Purchase Agreement”), pursuant to which Atlas Sub purchased certain intellectual property assets from Peak (the “Acquisition”). Pursuant to the Purchase Agreement, the Company acquired from Peak all intellectual property pertaining to MYO-T12, a natural-myostatin inhibitor, including the formula and process for making MYO-T12, certain trademarks, trade secrets, patent applications and certain domain names.  The aggregate consideration for MYO-T12 was $4,662,000 paid in cash, a promissory note and shares of common stock. The contractually stated purchase price for the assets was $1,150,000, of which $450,000 was paid in cash and $700,000 via the issuance of the promissory note. Additionally, the Company issued 7,024,000 shares of common stock with an aggregate fair value of $3,512,000 to Peak as part of the purchase price of MYO-T12, representing 12% of the fully diluted voting common stock of the Company on the date of the Acquisition.

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

In connection with the Purchase Agreement and the Promissory Note, the Company entered into a security agreement with Peak to secure the payments due under the Promissory Note (the “Security Agreement”). Pursuant to the Security Agreement, the Company granted Peak a continuing security interest in the assets purchased from Peak. The Security Agreement also secures all of the Company’s obligations to Peak, whether related or unrelated to the Promissory Note. Upon an event of default of the Security Agreement, Peak will have all the rights of a secured party under the Uniform Commercial Code.  On the closing date of the Acquisition, new officers and a new director were appointed to serve the Company.

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

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
June 30, 2011 and 2010

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

Sponsorship Agreement

On June 27, 2011, the Company entered into a one year agreement with a celebrity spokesperson pursuant to which the spokesperson agreed to perform certain services for the Company and granted the Company the worldwide right to use the spokesperson’s name and approved image in various media. The agreement provides for cash compensation of $150,000 in three equal installments of $50,000, $100,000 of which has been paid prior to June 30, 2011. Royalties at the rate of $0.50 per unit sold are payable for the term of the agreement and an additional 12 months thereafter.

The agreement also provides for the issuance of warrants to purchase 150,000 shares of common stock, 100,000 of which where issued upon signing of the agreement and 50,000 of which are to be issued 6 months after completion of the services. The warrants have a term of two years with an exercise price of $1.00 per share. The warrants further provide that in the event (a) the trading price of the common stock of the Company on its principal trading market does not exceed $2.00 within two years of issuance and (b) the Warrants were not exercised prior to such time, then the spokesperson shall have the right to sell any unexercised portion of the Warrants to the Company in exchange for $1.00 for each share of common stock underlying the unexercised portion of the Warrants.

The 100,000 warrants issued upon execution of the agreement were valued at $88,600 using a Black-Sholes option pricing model and determining that the put option was the predominant feature of the instrument.

NOTE 9 – SUBSEQUENT EVENTS

Investor Relations Consulting Agreement: On July 5, 2011, the Company entered into an investor relations agreement for a term of 6 months for a total fee of $250,000. The fee was paid in June 2011 and is included on the balance sheet in prepaid expenses.

Director and Advisory Board Agreements:

Dr. Louis Aronne:
On July 14, 2011, the Company entered into two separate agreements with Dr. Louis Aronne to be a member of the Board of Directors and the chairman of the newly formed Medical Advisory Board.

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

The director agreement provides for compensation in the form of 100,000 shares of restricted common stock vesting in five equal annual installments commencing on execution of the agreement and an option to purchase 250,000 shares of common stock at an exercise price of $.64 for 10 years vesting over a period of 3 years, the first installment of which vests immediately. Upon a Change of Control, the unvested shares and the option shall immediately vest. The advisory board agreement has a term of 5 years and provides for compensation by issuance of 500,000 shares vesting in five equal annual installments commencing July 14, 2012 and an option to purchase 500,000 shares at $.64 per share which Option shall vest in four equal annual installments, with the first such installment vesting immediately upon the execution of the agreement.  Upon a Change of Control, all unvested Option shall immediately vest.

Dr. Robert Hariri:
On July 26, 2011, the Company entered into an agreement with Dr. Robert Hariri to be a member of the Board of Directors. The director agreement provides for compensation in the form of 100,000 shares of restricted common stock vesting in five equal annual installments commencing on execution of the agreement and an option to purchase 250,000 shares of common stock at an exercise price of $.69 for 10 years vesting over a period of 3 years, the first installment of which vests immediately. Upon a Change of Control, the unvested shares and the option shall immediately vest.

Share-based Compensation:
On July 5, 2011, the Company entered into an investor advisory agreement with a third party for a term of 6 months providing for compensation solely in the form of 400,000 shares of restricted common stock with “piggy-back” registration rights, which shares were issued on that date.

On July 25, 2011, the Company issued 25,000 shares of restricted common stock to a non-employee consultant in lieu of cash compensation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of August 12, 2011, we have accomplished the following:

•	Established our website which went live in June 2011and is currently processing retail orders.
•	Purchased products ready and available for resale shipping.
•	Entered into fulfillment and credit card processing agreements.
•	Entered into sales agency agreements.
•	Entered into consulting agreements.

We have begun generating sales of our product through the Company’s website and other internet sales channels in August 2011 and have also shipped wholesale orders to a national online retailer.

Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010.

We are a small, start-up company that has not generated any revenues and lack a stable customer base.  Since our inception to June 30, 2011, we did not generate any revenues and have incurred a cumulative net loss of $5,781,852   as indicated in our financial statements.  In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and develop a consistent source of revenues.

In the initial operating period from April 11, 2007 (inception) to June 30, 2011, the Company generated no revenues while incurring $2,470,603 in general and administrative expenses. The cumulative net loss since inception was $5,781,852, including non-cash derivatives valuation charges of $3,315,383. For the three months ended June 30, 2011, we incurred general and administrative expenses of $613,121 compared to $20,829 for the three months ended June 30, 2010. For the three months ended June 30, 2011, we incurred a net loss of $2,549,614  (which includes non-cash derivatives valuation charges of $1,930,816) compared to net loss of  $20,871  for the three months ended June 30, 2010. Excluding the non-cash charges, the increase in the loss is due to the costs of starting a new line of business including professional, advertising and consulting fees.

Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010.

For the six months ended June 30, 2011, we incurred general and administrative expenses of $2,324,387 compared to $25,605  for the six months ended June 30, 2010. For the six months ended June 30, 2011, we incurred a net loss of $5,647,906  (which includes non-cash derivatives valuation charges of $3,315,383) compared to net loss of $13,147  for the six months ended June 30, 2010. Excluding the non-cash charges, the increase in the loss is due to the costs of starting a new line of business including professional, advertising and consulting fees.

Liquidity and Capital Resources

As of June 30, 2011, we had $529,184 in cash and $5,944,441 in total assets (which includes $4,672,000 of intangible assets). For the six months ended June 30, 2011, we used cash of $1,407,100 for operating activities and we used $450,000 as the cash down payment for the acquisition of the intellectual property assets from Peak.  We received aggregate gross proceeds of  $2,415,500  from private placements of our securities. The first installment of $350,000 on the note payable to Peak is due on August 25, 2011 and as of August 12, 2011 we do not have sufficient cash to make that payment. A failure to make such payment may result in an event of default under the note and the security agreement. See Note 7 – Intellectual Property Purchase Agreement. In order to have sufficient cash for debt service and operations we will need to meet our sales projections for August 2011 and/or raise additional capital through the issuance of debt or equity securities.

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

Impact of Derivative Accounting

As a result of recent financing transactions we have entered into, our financial statements are impacted by the accounting effect of the application of derivative accounting. ASC Topic 815 and ASC Topic 815-40 govern the accounting treatment for both freestanding and embedded derivative financial instruments in our financial statements. Generally, warrants, conversion features in debt, and similar terms that include “full-ratchet” or reset provisions, which mean that the exercise or conversion price adjusts to pricing in subsequent sales or issuances, no longer meet the definition of indexed to a company's own stock and are not an exemption for equity classification provided in ASC Topic 815-15. The amount of non-cash gains or losses we record is based upon the fair market value of our common stock on the measurement date. The fair value of certain warrants outstanding which have “full-ratchet” or reset provisions (whereby the exercise or conversion price adjusts to pricing in subsequent sales or issuances in certain instances) is based on judgment as to expected future volatility of our common stock.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011.  Based on their evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and therefore are not required to provide the information for this item for Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 31, 2011, the Company issued an aggregate of 1,409,000 shares of common stock and warrants to purchase 1,409,000 shares of common stock to certain investors. Each warrant has a three-year term and is exercisable at $0.60 per share and is redeemable by the Company in the event the Company common stock exceeds $3.00 for twenty of thirty trading days. The warrants are subject to full ratchet anti-dilution protections. The Company granted the investors in the offering piggy-back registration rights for the securities issued in the offering. The Company received gross proceeds of $423,000 in the offering. No underwriting discounts or commissions were paid.

On June 27, 2011 the Company issued an aggregate of 1,874,999 shares of common stock and warrants to purchase 1,874,999 shares of common stock to certain investors. Each warrant has a three-year term and is exercisable at $0.60 per share and is redeemable by the Company in the event the Company common stock exceeds $3.00 for twenty of thirty trading days. The warrants are subject to full ratchet anti-dilution protections. The Company granted the investors in the offering piggy-back registration rights for the securities issued in the offering. The Company received gross proceeds of $562,500 in the offering. No underwriting discounts or commissions were paid.

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. [Removed and Reserved]

ITEM 5. Other Information.

None

ITEM 6.  EXHIBITS

No.	Description of Exhibit
31.1	Certification of Principal Executive Officer/Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer / Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
101.INS *	XBRL Instance Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ATLAS THERAPEUTICS CORPORATION

Date: August 12, 2011	By:	/s/ J.B. Bernstein
J.B. Bernstein
Chief Executive Officer