Form 10-Q
period 2011-09-30
Atlas Therapeutics Corp
filed 2011-11-15
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53298

ATLAS THERAPEUTICS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-8758875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4640 Admiralty Way, Suite 500 Marina Del Rey, CA 90292 (Address of Principal Executive Offices) (310) 496-5727 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer

[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [   ] No [X]

As of November 14, 2011, the registrant had 66,013,997 shares of common stock outstanding.

INDEX	Page

PART 1-FINANCIAL INFORMATION	2

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	2

Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2011 and 2010 and the period from inception (April 11, 2007) to September 30, 2011	3

Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the period from inception (April 11, 2007) to September 30, 2011	4

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2011 and 2010 and for the period from inception (April 11, 2007) to September 30, 2011	5 to 6

Notes to Consolidated Financial Statements	7 to 13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

Item 4. Control and Procedures	16

PART II-OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. [Removed and Reserved]	18

Item 5. Other Information	18

Item 6. Exhibits	19

SIGNATURES	20

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	December 31, 2010
	September 30, 2011
ASSETS
Current assets
Cash	$44,695	$-
Accounts receivable	12,649	-
Inventories	562,141	-
Prepaid expenses and other current assets	284,713	-
	904,198	-

Fixed assets, net of accumulated depreciation of $204	2,821	-
Intellectual property	4,662,000	-
Security deposits	10,000	-

Total assets	$5,579,019	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$93,995	$535
Note payable for acquisition of intellectual property	700,000	-
Accrued interest	13,217	-
Accounts payable related party	45,911	45,911
Note payable - insurance financing	6,972	-
Note payable - director	60,000	-
Note payable	7,500	7,500
Total current liabilities	927,595	53,946

Derivatives liability	2,597,866	-

Total liabilities	3,525,461	53,946

Stockholders' deficit
Preferred stock, $.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized; 66,013,997 shares issued and outstanding at September 30, 2011 and; 49,000,000 shares issued and outstanding at December 31, 2010	66,014	49,000
Additional paid-in capital	5,911,563	31,000
Deficit accumulated during development stage	(3,924,019)	(133,946)

Total stockholders' deficit	2,053,558	(53,946)

Total liabilities and stockholders' deficit	$5,579,019	$-

The accompanying notes are an integral part of these financial statements

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
					April 11, 2007
	Three Months Ended September 30,		Nine Months Ended September 30,		(date of inception) to
	2011	2010	2011	2010	September 30, 2011

Revenue	$55,841	$-	55,841	$-	$55,841
Cost of sales	26,010	$-	26,010	$-	$26,010
Gross profit	29,831	-	29,831	-	29,831

General and administrative expenses	1,405,161	2,416	3,729,548	27,926	3,875,764
Loss from operations	(1,375,330)	(2,416)	(3,699,717)	(27,926)	(3,845,933)

Other Income

Interest expense	(5,603)	(94)	(13,539)	(136)	(13,769)
Value of warrants in excess of the amount of additional paid-in capital received in the related private placement of restricted common stock	(32,055)	-	(2,405,303)	-	(2,405,303)
Decrease in fair value of warrants	3,270,821	-	2,328,486	-	2,328,486
Gain on forgiveness of debt	-	-	-	12,500	12,500
	3,233,163	(94)	(90,356)	12,364	(78,086)

Net income (loss)	$1,857,833	$(2,510)	$(3,790,073)	$(15,562)	$(3,924,019)

Weighted average number of common shares outstanding, basic and diluted	65,476,225	49,000,000	60,126,634	49,000,000

Basic and diluted net loss per share attributable to common stockholders	$0.03	$(0.00)	$(0.06)	$(0.00)

The accompanying notes are an integral part of these financial statements

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
For the period from April 11, 2007 (date of inception) to
September 30, 2011
	Common Stock			Deficit accumulated during development stage	Total stockholders' equity (deficit)
	Shares	Amount $.001 par	Additional paid-in capital
Balance at April 11, 2007	-	$-	$-	$-	$-

Common stock issued for cash at $0.0002 per share	28,000,000	28,000	(23,000)		5,000
Common stock issued for cash at $0.004 per share	21,000,000	21,000	54,000		75,000
					-
Net loss				(60,185)	(60,185)
Balance at December 31, 2007	49,000,000	49,000	31,000	(60,185)	19,815

Net loss				(17,928)	(17,928)
Balance at December 31, 2008	49,000,000	49,000	31,000	(78,113)	1,887

Net loss				(39,308)	(39,308)
Balance at December 31, 2009	49,000,000	49,000	31,000	(117,421)	(37,421)

Net loss				(16,525)	(16,525)
Balance at December 31, 2010	49,000,000	49,000	31,000	(133,946)	(53,946)
					-
Issuance of 7,024,000 shares of Common Stock to Peak Wellness, Inc. as part of the purchase price of intellectual property	7,024,000	7,024	3,504,976		3,512,000
					-
Fair value of shares transferred from existing stockholder to the CEO in connection with employment agreement			1,500,000		1,500,000
					-
Proceeds from private placement of restricted common stock	8,134,997	8,135	2,432,365		2,440,500
					-
Offering costs			(45,000)		(45,000)
					-
Fair value of warrants issued to private placement investors			(2,432,365)		(2,432,365)
					-
Shares issued for services	1,855,000	1,855	672,184		674,039
					-
Share based compensation to consultants - issuance pending			248,403		248,403
					-
Net loss				(3,790,073)	(3,790,073)
Balance at September 30, 2011	66,013,997	$66,014	$5,911,563	$(3,924,019)	$2,053,558

(A) Limited to the additional paid-in capital from the related private placement

The accompanying notes are an integral part of these financial statements

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
			April 11, 2007
			(date of
			inception) to
	Nine Months Ended September 30,		September 30,
	2011	2010	2011
Cash Flows from Operating Activities
Net loss	$(3,790,073)	$(15,562)	$(3,924,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	204	-	204
Stock based compensation	2,422,442	-	2,422,442
Derivatives charges	165,501	-	165,501

Changes in operating assets and liabilities:
(Increase) in accounts receivable	(12,649)	-	(12,649)
(Increase) in inventories	(562,141)		(562,141)
(Increase) in prepaid expenses and other assets	(252,213)	-	(252,213)
Increase in accounts payable and accrued expenses	106,677	(7,114)	107,212
Net cash used in operating activities	(1,922,252)	(22,676)	(2,055,663)

Cash Flows from Investing Activities:
Acquisition of intellectual property	(450,000)	-	(450,000)
Acquisition of fixed assets	(3,025)	-	(3,025)
Net cash used in investing activities	(453,025)	-	(453,025)

Cash Flows from Financing Activities
Advances from related parties	-	22,545	53,411
Repayment of insurance financing note	(35,528)	-	(35,528)
Note payable - director	60,000		60,000
Proceeds from issuance of stock to initial stockholders	-	-	80,000
Proceeds from private placement of common stock	2,395,500	-	2,395,500

Net cash provided by financing activities	2,419,972	22,545	2,553,383

Net increase in cash	44,695	(131)	44,695

Cash at beginning of the period	-	145	-

Cash at end of the period	$44,695	$14	$44,695

The accompanying notes are an integral part of these financial statements

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW
(Continued)

			April 11, 2007
			(date of
			inception) to
	Nine Months Ended September 30,		September 30,
	2011	2010	2011

Supplemental Disclosure of cash flow information:
Cash paid for franchise taxes	$800	$-	$800
Cash paid for interest	$-	$-	$-

Supplemental Disclosure of Non-cash transactions:
Offering costs paid by stockholder	$25,000	$-	$25,000
Conversion of stockholder loan into common stock	$2,744	$-	$2,744
Conversion of stockholder loan into capital - no shares issued	$22,256	$-	$22,256
Note payable - insurance financing	$42,500	$-	$42,500
Note issued for accounts payable	$-	$7,500	$7,500

The accompanying notes are an integral part of these financial statements

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2011 and 2010

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization & Business Activities

Atlas Therapeutics Corporation (the "Company") was incorporated under the laws of the State of Nevada on April 11, 2007 to provide mailing & shipping services. The Company has only realized revenues of $55,841 through September 30, 2011 and therefore is still considered a development stage company. The Company changed its name to Atlas Therapeutics Corporation in May 2010. On February 25, 2011, the Company entered into an agreement to purchase certain intellectual property form Peak Wellness, Inc. (the "Acquisition"). As a result of the Acquisition, the Company is now focused on the development and commercialization of therapeutic and dietary products relating to muscle health, including the formulation, acquisition and distribution of nutritional, nutraceutical, physical performance enhancement and wellness products (see Note 7 – Intellectual Property Purchase Agreement).

Continuation of the Company as a Going Concern

At September 30, 2011, the Company had cash of $44,695 and as of November 14, 2011, the Company has remaining cash of approximately $10,000, with current liabilities of approximately $928,000, including the first payment of $350,000 on the note payable to Peak Wellness which was originally due on August 25, 2011. Pursuant to an agreement with Peak, the first payment date for the Note was extended to the earlier of November 30, 2011 or the closing of certain financing. The continuation of the Company as a going concern is dependent both on achieving the projected sales growth after launch of the Company’s sales channels and obtaining additional financing on terms acceptable to the Company.

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

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2011 and 2010

Advertising

The Company charges the costs of advertising to expense as incurred. The Company has incurred $202,860 in advertising and promotional costs for the period ended September 30, 2011 and since its inception.

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

Basic Income (Loss) per Share

The computation of the basic income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Income (Loss) (Numerator)	$1,857,833	$(2,510)	$(3,790,073)	$(15,562)
Weighted Average Shares (Denominator)	65,476,225	49,000,000	60,126,634	49,000,000
Per share amount	$(0.03)	$(0.00)	$(0.06)	$(0.00)

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
September 30, 2011 and 2010

NOTE 2- PRIVATE PLACEMENTS OF RESTRICTED COMMON STOCK

During April 2007, the Company sold 28,000,000 (2,000,000 before the 1 to 14 split) shares of its common stock to its founders for cash proceeds of $5,000. During December 2007, the company sold 21,000,000 (1,500,000 before the 1 to 14 split) shares of its common stock in a private placement for cash of proceeds $75,000.

From February 25 through July 12, 2011, the Company issued an aggregate of 8,134,997 shares of common stock and warrants to purchase 8,134,997 shares of common stock to certain investors (the “Private Placements”). Each warrant has a three-year term and is exercisable at $0.60 per share. The warrants are redeemable by the Company in the event the Company’s common stock exceeds $3.00 for twenty of thirty trading days. The Company granted piggy-back registration rights for the securities issued in the Private Placements. The Company received aggregate gross proceeds of $2,440,500 from the Private Placements as follows:

			Related	Related
			Warrant	Warrant
		Gross	Liability at	Liability at
Date	Shares	Proceeds	Inception	September 30, 2011
February 25, 2011	4,766,666	$1,430,000	$2,350,251	$1,463,336
May 31, 2011	1,409,999	423,000	1,186,859	436,861
June 27, 2011	1,874,999	562,500	1,243,838	583,071
July 12, 2011	83,333	25,000	57,742	25,968
	8,134,997	$2,440,500	$4,838,690	$2,509,236

The warrants are subject to full ratchet anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the $0.60 exercise price. The warrants issued in this financing arrangement did not meet the conditions for equity classification and are required to be carried as a derivative liability, at fair value. Management estimates the fair value of the warrants on the inception dates, and subsequently at each reporting period, using the Black-Sholes-Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to determine the fair value of freestanding warrants.

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

NOTE 5 - NOTES PAYABLE

On May 20, 2010, the Company issued a note for $7,500 bearing interest at 5% in exchange for Maremanno Corporation’s payment of $7,500 on an open account payable balance.  The note is due and payable upon demand. The principal balance of the note remained $7,500 at both September 30, 2011 and December 31, 2010. Accrued interest payable on this note was $794 at September 30, 2011 and $230 as of December 31, 2010.

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2011 and 2010

On March 9, 2011, the Company entered into an insurance financing agreement to fund the premium of $42,500 in its officers and directors insurance policy. The note is payable in 9 equal monthly installments of $3,611 and bears interest at the rate of 4.65%. The unpaid balance of this note at September 30, 2011 was $6,972.

See Note 7 for a description of the terms of the note payable to Peak Wellness, Inc. for the acquisition of intellectual property.

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

In connection with the Purchase Agreement, the Company issued a secured promissory note to Peak (the “Promissory Note”) in the amount of $700,000 with interest accruing at an interest rate of 3% per annum.  The Promissory Note is payable in two installments as follows: $350,000 plus accrued interest is due within 180 days after the closing date of the Agreement (originally August 25, 2011 but extended to the earlier of November 30, 2011 or the closing of a certain financing) and $350,000 plus accrued interest is due on the first anniversary of the closing date of the Agreement. The unpaid balance of the note at September 30, 2011 is $700,000 plus accrued interest of $12,423.

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

NOTE 8 – COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS

Employment Agreements

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2011 and 2010

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
September 30, 2011 and 2010

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

Sponsorship Agreement
On June 27, 2011, the Company entered into a one year agreement with a celebrity spokesperson pursuant to which the spokesperson agreed to perform certain services for the Company and granted the Company the worldwide right to use the spokesperson’s name and approved image in various media. The agreement provides for cash compensation of $150,000 in three equal installments of $50,000, $100,000 of which has been paid prior to September 30, 2011. Royalties at the rate of $0.50 per unit sold are payable for the term of the agreement and an additional 12 months thereafter.

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

Investor Relations Consulting Agreement
On July 5, 2011, the Company entered into an investor relations agreement for a term of 6 months for a total fee of $250,000. The fee was paid in June 2011 and the unamortized portion is included on the balance sheet in prepaid expenses.

Investor Advisory Agreement
On July 5, 2011, the Company entered into an investor advisory agreement with a third party for a term of 6 months providing for compensation solely in the form of 400,000 shares of restricted common stock with “piggy-back” registration rights, which shares were issued on that date. The shares were valued at $266,000, the value of the shares on the date of the agreement.

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2011 and 2010

Director and Advisory Board Agreements:

Dr. Louis Aronne:
On July 14, 2011, the Company entered into two separate agreements with Dr. Louis Aronne to be a member of the Board of Directors and the chairman of the newly formed Medical Advisory Board.

The director agreement provides for compensation in the form of 100,000 shares of restricted common stock vesting in five equal annual installments commencing on execution of the agreement and an option to purchase 250,000 shares of common stock at an exercise price of $.64 for 10 years vesting over a period of 3 years, the first installment of which vests immediately. Upon a Change of Control, the unvested shares and the option shall vest immediately upon the execution of the agreement. The advisory board agreement has a term of 5 years and provides for compensation by issuance of 500,000 shares vesting in five equal annual installments commencing July 14, 2012 and an option to purchase 500,000 shares at $.64 per share which option shall vest in four equal annual installments, with the first such installment vesting immediately upon the execution of the agreement.  Upon a Change of Control, all unvested option shall immediately vest.

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

Dr. Peter Diamandis:
On August 15, 2011, the Company entered into an agreement with Dr. Peter Diamandis to be a member of the Board of Directors. The director agreement provides for compensation in the form of 100,000 shares of restricted common stock vesting in five equal annual installments commencing on execution of the agreement and an option to purchase 250,000 shares of common stock at an exercise price of $.45 for 10 years vesting over a period of 3 years, the first installment of which vests immediately. Upon a Change of Control, the unvested shares and the option shall immediately vest.

Shares Issued for Services:

On August 25, 2011, the Company issued an aggregate of 630,000 shares of restricted common stock to several consultants for services. The shares issued were valued at $0.45 per share for an aggregate charge of $283,500.

Item 2.  Financial Information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

We are focused on the development and commercialization of therapeutic and dietary products relating to muscle health, including the formulation, acquisition and distribution of nutritional, neutraceutical, physical performance enhancement and wellness products. Our initial core brand product is MYO-T12, a myostatin-inhibiting product.  We provide a pathway for consumers to easily access the product through an easy to navigate website and targeted marketing campaigns.  Our operations are supported by outside third party vendors, who also provide the order processing controls, such as electronic data interface with our customers.  Our plan of action over the next twelve months is to market and distribute our current nutrition maximization and wellness products and to research and test new products in this area.

As of November 14, 2011, we have accomplished the following:

●	Established our website which went live in June 2011and is currently processing retail orders.
●	Purchased products ready and available for resale shipping.
●	Entered into warehouse and fulfillment agreement.
●	Entered into three credit card agreements.
●	Entered into sales agency agreements.
●	Entered into consulting agreements.
●	Entered into sponsorship agreements with Wayne Gretzky and Daniel Gracie.
●	Entered into sales agreements with two affiliate networks.

We began generating sales of our product through our website and other internet sales channels in August 2011 and have also shipped wholesale orders to a national online retailers.

Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010.

We are a small, start-up company that has generated minimal revenues and lack a stable customer base.  Since our inception to September 30, 2011, we did not generate any meaningful revenues and have a cumulative net loss of $3,924,019   as indicated in our financial statements.  In order to continue as a going concern and achieve a profitable level of operations, we will need, among other things, additional capital resources and to develop a consistent source of revenues.  At this point, we believe that the best use of any additional funding would be to substantially increase advertising and other marketing efforts. We have developed the infrastructure and have sufficient product inventory to adequately fulfill a reasonable influx of orders in response to advertising and marketing.

In the initial operating period from April 11, 2007 (inception) to September 30, 2011, we generated minimal revenues while incurring $3,875,764 in general and administrative expenses. The cumulative net loss since inception was $3,924,019, including net non-cash derivatives valuation adjustment of $76,817. For the three months ended September 30, 2011, we incurred general and administrative expenses of $1,405,161 compared to $2,416 for the three months ended September 30, 2010. For the three months ended September 30, 2011, we had net income of $1,857,833  (which includes net positive non-cash derivatives valuation adjustment of $3,238,766) compared to net loss of $2,510   for the three months ended September 30, 2010. We reported net income for the quarter as a result of decreases in the value of certain of our derivative financial instruments due to declines in the market value of our common stock as of September 30, 2011. We are required to revalue certain derivative financial instruments each quarter and the change in value for the period increased our net income for the quarter by $3,270,821. Such revaluations do not affect our cash flow. Our net income of $1,857,833 for the three months ended September 30, 2011 consisted of a loss before equity based charges and credits of $470,740 offset by net equity based credits of $2,328,573.

Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010.

For the nine months ended September 30, 2011, we incurred general and administrative expenses of $3,729,548 compared to $27,926  for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, we incurred a net loss of $3,790,073 (which includes net non-cash derivatives valuation adjustment of $76,817 ) compared to net loss of $15,562 for the nine months ended September 30, 2010. Excluding the non-cash charges and credits relating to the issuance of warrants in the private placements and stock based compensation to officers, directors and consultants, the increase in the loss is due to the costs of starting a new line of business including professional, advertising and consulting fees. Our net loss of $3,790,073 for the nine months ended September 30, 2011 consisted of a loss before equity based charges of $1,202,130 and net equity based charges of $2,587,943.

Liquidity and Capital Resources

As of September 30, 2011, we had $44,695 in cash and $5,579,019 in total assets (which includes $4,672,000 of intangible assets). For the nine months ended September 30, 2011, we used cash of $1,922,252 for operating activities, including $450,000 as the cash down payment for the acquisition of the intellectual property assets from Peak.  We received aggregate gross proceeds of $2,440,500 from private placements of our securities. The first installment of $350,000 on the note payable to Peak was due on August 25, 2011. The due date was extended by mutual agreement to the earlier of November 30, 2011 or the closing of a certain financing.  As of November 14, 2011 we do not have sufficient cash to make that payment. Our failure to make the payment by the extended due date may result in an event of default under the note and the security agreement. If we default on the obligation, Peak may foreclose on our intellectual property, which may have an adverse effect on our operations. See Note 7 – Intellectual Property Purchase Agreement. In order to have sufficient cash for debt service and operations we will need to meet our sales projections for the balance of 2011 and/or raise additional capital through the issuance of debt or equity securities.

Management is seeking additional capital through loans and sales of securities, but the consummation of those transactions cannot be assured at this time.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011.  Based on their evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and therefore are not required to provide the information for this item for Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 11, 2011 the Company issued 83,333 shares of common stock and warrants to purchase 83,333 shares of common stock to an investor. Each warrant has a three-year term and is exercisable at $0.60 per share and is redeemable by the Company in the event the Company common stock exceeds $3.00 for twenty of thirty trading days. The warrants are subject to full ratchet anti-dilution protections. The Company granted the investor piggyback registration rights for the securities issued in the offering. The Company received gross proceeds of $25,000 in the offering. No underwriting discounts or commissions were paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION.

None

ITEM 6.  EXHIBITS

No.	Description of Exhibit
31.1
Certification of Principal Executive Officer/Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer / Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
101.INS *	XBRL Instance Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

ATLAS THERAPEUTICS CORPORATION

Date: November 14, 2011	By: /s/ J.B. Bernstein
Name: J.B. Bernstein
Title: Chief Executive Officer