Form 10-K
period 2011-12-31
Atlas Therapeutics Corp
filed 2012-04-11
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-53298

ATLAS THERAPEUTICS CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	90-0772394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Horsehill Road, Suite 106
Cedar Knolls, New Jersey 07927
 (Address of Principal Executive Offices)

(973) 509-0444
(Issuer’s telephone number)

4640 Admiralty Way, Suite 500
Marina Del Rey, CA 90292
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer: ☐	Smaller reporting company: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common shares on June 30, 2011, as reported on the OTC Bulletin Board, was approximately $24,996,000.

As of March 30, 2012, there were 74,588,997 shares of the registrant’s common stock outstanding.

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

We caution readers that a variety of factors could cause actual results to differ materially from anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

●	our ability to produce, market and generate sales of our products;

●	our ability to develop and introduce new products;

●	projected future sales, profitability and other financial metrics;

●	our ability to attract and retain key members of our management team;

●	our reliance on third-party suppliers and a single manufacturer;

●	shortages in the supply of, or increases in the prices of, raw materials;

●	our ability to conduct research and development activities and the success of such activities;

●	our ability to obtain governmental approvals and comply with governmental regulations;

●	future financing plans;

●	anticipated needs for working capital;

●	anticipated trends in our industry;

●	our ability to expand our sales and marketing and other operational capabilities; and

●	competition existing today or that will likely arise in the future.

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

PART I

Item 1.	Business.

Overview

Atlas Therapeutics Corporation (“Atlas”, the “Company”, “we,” “us” and “our”) was incorporated in the State of Nevada on April 11, 2007.  Prior to February 26, 2011, we did not have any operations and did not generate any revenues. Since February 26, 2011, the Company’s principal activities have been focused on the discovery, development and commercialization of therapeutic products, nutritional supplements and other technologies aimed at improving the health and performance of muscle tissue.  In connection with the Acquisition (discussed below), the Company acquired a platform dietary supplement product called MYO-T12. The Company intends to develop a marketing and sales strategy to maximize revenues from MYO-T12 in a consumer base of body builder, fitness and wellness users while initiating a research and development program to identify the value of this product in the broader markets, including the treatment of muscular-related conditions, including age-related muscle loss and sarcopenia.

On February 25, 2011, the Company, Atlas Acquisition Corp., its wholly-owned subsidiary (“Atlas Sub”), and Peak Wellness, Inc. (“Peak”), entered into an Intellectual Property Purchase Agreement (the “Purchase Agreement”), pursuant to which Atlas Sub purchased from Peak (the “Acquisition”) the intellectual property pertaining to MYO-T12, a natural-myostatin inhibitor, including the formula and process for making MYO-T12, certain trademarks, trade secrets, patent applications and certain domain names.  The purchase price for the assets was $1,150,000, of which $450,000 was paid in cash and $700,000 via the issuance of a promissory note.  As of February 22, 2012, the remaining principal and interest owed on the promissory note was paid in full.  Upon the closing of the Acquisition, Georgette Mathers resigned as our Chief Executive Officer and Chief Financial Officer, and J.B. Bernstein was appointed to such positions as well as to our Board of Directors.  In addition, Dr. Carlon Colker, the President of Peak, was appointed our Chief Medical Officer and Executive Vice President.  In connection with the Acquisition, Ms. Mathers transferred all of her shares of common stock to various individuals, including certain of the persons set forth in the table in Item 12 below. On March 15, 2011, Ms. Mathers resigned from our board of directors.

In connection with the Acquisition, we issued an aggregate of 4,766,666 shares of common stock and warrants to purchase 4,766,666 shares of common stock to certain investors on February 25, 2011 (the “Private Placement”). Each warrant has a three-year term and is currently exercisable at $0.10 per share and is redeemable by us in the event our common stock exceeds $3.00 for twenty of thirty trading days.  We received gross proceeds of approximately $1.4 million in the Private Placement.

Since the Acquisition, the Company’s business focus has been on the discovery, development and commercialization of therapeutic products, nutritional supplements and other technologies aimed at improving the health and performance of muscle tissue.  The Company has earned revenues through the sale and distribution of MYO-T12, a physical performance enhancement and wellness product.  The Company’s principle objectives are to: (i) deepen the scientific understanding of the activity of its entry product MYO-T12, specifically as a modulator of the regulatory peptide myostatin, (ii) initiate a research and development program to evaluate myostatin modulation in a range of disorders, (iii) identify other products and technologies which may broaden the Company’s portfolio and define a business development strategy to protect, enhance and accelerate the growth of the Company’s products and (iv) create a marketing and sales apparatus internally and through alliances to maximize near-term and future revenues. The Company believes that existing therapeutic targets, such as myostatin, represent a rational entry point for additional drug discovery efforts and is evaluating a strategy on this basis.

At December 31, 2011, the Company had yet to commence any research and development relating to the aforementioned objectives.  Revenues generated by the Company’s sole product, known as MYO T-12, were $99,475 for the year ended December 31, 2011.

Our executive offices are currently located at 45 Horsehill Road, Suite 106, Cedar Knolls, New Jersey 07927 and our telephone number is (973) 509-0444.

General

Subsequent to the Acquisition on February 25, 2011, we have been focusing on the discovery, development, and commercialization of therapeutic products, nutritional supplements and other technologies aimed at improving the health and performance of muscle tissue. We currently earn revenues from the distribution of MYO-T12, a physical performance enhancement and wellness product.  Our directors and members of our management team, including Dr. Robert Hariri, Dr. Louis Aronne and Dr. Carlon Colker have significant research and development experience and we will consider retaining other individuals or companies to enhance our research and development efforts as necessary.  While MYOT-12 is our first proprietary formulation, we plan to formulate or acquire additional products in the future.

MYO-T12 has been developed to take advantage of the following market place characteristics:

●
Suppression of myostatin has been a key goal, worldwide, for both the nutritional supplement industry and the medical research community, for many years.  As MYO-T12 is the world's only clinically proven supplement that reduces serum myostatin levels, we believe we are well-positioned to capture first-mover advantage in the market place;

●	The medical community has increased its focus on muscle health, specifically targeting the aging U.S. population which can benefit from the myostatin modulation;

●	Our product can leverage the high levels of trial usage and consumer loyalty in the nutritional supplement category; and

●
Our product can serve as the impetus for our plan to initiate drug discovery tied to myostatin modulation, as we believe the growing awareness of muscle health will create demand for new drug development.

We believe that the combination of the above marketplace characteristics, combined with the experience of our directors and our management team and our current and future products will enable our business model to be successful.

Our Current Product—MYO-T12

In connection with the Acquisition, we obtained all rights, trademarks and know-how to a nutrition and maximization product known as MYO-T12.  MYO-T12 has been shown in a clinical study to influence human body production of a genetic protein called myostatin. MYO-T12 is manufactured to optimize biological activity and has demonstrated its potential in redefining existing standards of physical enhancement. Myostatin is a substance identified in recent years as being the most overwhelming force inhibiting muscle growth and recovery. Myostatin is a protein produced by nearly every vertebrate animal including humans. Early science recognized that there were rare animals and people that naturally lacked the gene needed to produce myostatin, who were incredibly healthy while being well-muscled and immensely strong. But for the rest of the human race of myostatin producers, gaining muscles is a comparative struggle. To even slightly overcome a person’s myostatin levels, a person needs to weight train with incredible intensity and frequency. Even then, results are often disappointing and often lead people to use and abuse illegal performance-enhancing drugs including testosterone and growth hormone.

In 2005, Carlon M. Colker, M.D., FACN, our Chief Medical Officer, discovered that a natural substance known to inhibit myostatin is found in significant levels in standard store-bought fertilized chicken eggs (Journal of the American College of Nutrition, Volume 25, No. 5; Abstract 65; October 2006).  These eggs, which are in the food supply, are 100% natural and are eaten regularly across the United States. The key to myostatin inhibition is the production of biologically active substances by approximately 20,000 cells in the blastodisc of the fertile egg, barely visible to the naked eye. These cells inhibit myostatin production.  When magnified by a proprietary de-bulking and high-grade handling process, a concentrated biologically active powder is made. This powder is the main ingredient in MYO-T12.

We believe that the underlying proprietary formulation technology of MYO-T12 provides us with a compelling product in the competitive marketplace. We believe MYO-T12 is the only supplement of its kind that is backed by more than a decade of evolutionary bench work and published scientific research and that has demonstrated a reduction in blood levels of myostatin among study subjects by an average of 46% in only 12-18 hours after first use.

Market Overview

The total U.S. retail market for nutritional supplements is approximately $5 billion and is highly fragmented. We believe MYO-T12 is well-positioned to market to a wide base of consumers looking for nutritional and performance maximization as well as wellness and maintenance products as they age.  Moreover, as the only myostatin inhibitor on the market, MYO-T12 has a significant advantage of being the first mover in a new supplement category with no current competitors.

Strategy

We will seek to gain market share for our core branded product, MYO-T12, in the marketplace by (i) distributing MYO-T12 in the United States, (ii) formulating and developing new and complementary product lines, (iii) expanding U.S. distribution by increasing the channels of sale, (iv) expanding distribution geography beyond the U.S. and (v) making strategic product acquisitions.  Our strategy is to utilize the revenue and awareness generated by the sales and marketing of MYO-T12 to further advance our research and development of pharmaceutical treatments of muscular-related conditions, including age-related muscle loss and sarcopenia.

Marketing, Sales and Distribution

Our primary distribution focus has initially been on the online marketplace through our own site and through reliable third-party retailers and affiliates.  We intend to drive awareness, trial and retention through multi-level advertising and public relations programs that will consist of online and hard advertising assets coupled with strategic news placement.  As the brand grows, we intend to expand distribution to brick and mortar retailers and into international geographies.  We intend to target customers who are looking for proactive, non-invasive, and non-pharmaceutical ways to maximize muscle health by providing MYO-T12 and other future products.

We have initially been focused on a direct to end-user e-commerce based sales model.  We believe this model will enable us to maximize our revenue and establish a strong customer base for MYO-T12 by collecting the full retail price for our current and future products as well as eliminating the wholesale pricing and other servicing costs associated with traditional brick and mortar retail outlets. Our long-range goal is to expand distribution channels and territories as well as extending our base MYO-T12 product line and acquiring and developing new products to build a family of muscle performance and health nutritional supplements. Assuming we have sufficient funds, we will engage in: (i) a national media blitz (public relations campaign with celebrity brand ambassadors and our accredited doctors, including certain of our officers and directors) to create awareness and understanding of myostatin and the benefits of myostatin inhibition), (ii) an aggressive and targeted on-line marketing, advertising, and promotional programs to generate awareness, trial and retention of customers, (iii) a strategic national print and newspaper advertising, (iv) limited television and radio promotions and (v) securing and leveraging celebrity brand ambassadors for each target market segment.

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

Research and Development

Our primary research and development efforts with respect to the formulation of MYO-T12 are substantially complete.  All of our basic scientific work with respect thereto was performed by Dr. Colker, our Chief Medical Officer, prior to the Acquisition. We intend to focus our research and development activities on expanding the claims and uses for MYO-T12, as well as creating additional nutritional maximization and wellness products. Specifically, we will conduct additional FDA/DSHEA-compliant studies of MYO-T12 to quantify and support ‘muscle gain’ and ‘muscle recovery’ claims.  In addition, we intend to test a version of MYO-T12 for women.  We also intend to research and develop new product extensions of MYO-T12 and other nutritional supplements focused on muscle healthy and recovery.

Manufacturing; Raw Materials and Suppliers

Rather than acquiring or building a manufacturing facility, we have initially leveraged management’s existing relationships to outsource manufacturing of MYO-T12 to a single manufacturer.  We believe this arrangement provides us with an advantage in our margins and improves our return on assets.   All of the raw materials for our current product are currently sourced by the manufacturer from third-party suppliers. Neither we nor our manufacturer has significant long-term supply contracts with the suppliers.  Any shortages in our raw materials could result in materially higher raw material prices and adversely affect our ability to outsource the manufacture of our product. If our sole manufacturer is unwilling or unable to manufacture our products, our operations will be adversely affected.

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

Employees

As of March 15, 2012, we had two full-time employees and three consultants.

Item 1A.	Risk Factors.

Our business, operations and financial condition are subject to various risks.  Some of these risks are described below and you should take these risks into account in making a decision to invest in our common stock.  If any of the following risks actually occurs, we may not be able to conduct our business as currently planned and our financial condition and operating results could be seriously harmed.  In that case, the market price of our common stock could decline and you could lose all or part of your investment in our common stock. Additional risks and uncertainties not presently known to management, or which management believes are immaterial, may also impair our operations.

RISKS RELATING TO THE COMPANY

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

We are a development stage company and have a limited operating history. Our future prospects should be considered in light of the risks and uncertainties experienced by early stage companies in evolving markets such as the market for our current product and future products, if any, in the United States.  We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

●	Offer products to attract customers;

●	Develop new products;

●	Increase awareness of our brand and develop customer loyalty;

●	Respond to competitive market conditions;

●	Respond to changes in our regulatory environment;

●	Manage risks associated with intellectual property rights;

●	Maintain effective control of our costs and expenses; and

●	Attract, retain and motivate qualified personnel.

If we are unable to address any or all of the foregoing risks, our business may be materially and adversely affected.

MYO-T12 is currently our sole product and we are highly dependent on the successful marketing and sales of MYO-T12. There is no assurance that we will be able to develop any additional products.

MYO-T12 is currently our sole product.  In 2011, our revenues for this product were only$99,475. We may fail to successfully market and promote MTO-T12.  Successfully marketing and promoting products such as MTO-T12 is a complex and uncertain process, dependent on the efforts of management, outside consultants and general economic conditions, among other things.  Any factors that adversely impact the marketing and sales of MYO-T12 including, but not limited to, competition, acceptance in the marketplace, or delays related to production and distribution or regulatory issues, will likely have a negative impact on our cash flow and operating results.  The commercial success of our product also depends upon:

●	the quality and acceptance of other competing brands and products;
●	creating effective distribution channels and brand awareness;
●	critical reviews;
●	the availability of alternatives;
●	general economic conditions; and
●	other tangible and intangible factors.

Each of these factors is subject to change and cannot be predicted with certainty. We cannot assure you that we will be successful in developing or marketing any potential enhancements to MYO-T12 or any other products.  Our inability to successfully market our current products and/or successfully develop and market additional products, or any enhancements to our products which we may develop, would have a material adverse effect on the our business and results of operations.

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

We have incurred net losses since our inception. At December 31, 2011, we had cumulative net losses of approximately $5,731,246.  We also had negative cash flow from start-up activities.  As such, there is substantial doubt about our ability to continue as a going concern.  Historically, we have funded our operations from the proceeds from the sale of equity securities, and to a lesser extent, internally generated funds.  Our growth strategy is to implement our strategic business plan, which is likely to result in additional losses and negative cash flow for the foreseeable future. We cannot give assurances that we will ever become profitable.

We will need to raise additional funds in the future to grow our business, which funds may not be available on acceptable terms or at all. If we are unable to raise funds as needed, we may not be able to maintain or expand our business.

We expect that our current funds, as of March 30, 2012, together with cash generated from operations, will be sufficient to fund our projected operations through the second quarter of 2012.  We will require substantial funds to fund operating expenses, fund research and development activities, develop manufacturing, marketing and sales capabilities and cover public company costs. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

The extent of our capital needs will depend on numerous factors, including (i) our profitability, (ii) the release of competitive products by our competition, (iii) the level of investment in research and development and (iv) the amount of our capital expenditures.  We cannot assure you that we will be able to obtain capital in the future to meet our needs.  If we cannot obtain additional funding, we may be required to limit our marketing efforts, decrease or eliminate capital expenditures or cease all or a portion of our operations, including any research and development activities.

We cannot be certain that additional capital will be available on favorable terms, if at all. In addition, any available additional financing may not be adequate to meet our goals. Any equity financing would result in dilution to stockholders.

Even if we are able to locate a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us.

Any future capital investments could dilute or otherwise materially adversely affects the holdings or rights of our existing shareholders.  In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock.  There is no assurance that any additional financing will be available, or if available, will be on terms favorable to us.

If we are unable to manage our growth, our business may be materially and adversely affected.

We need to manage growth in operations to maximize our potential growth and achieve our expected revenues.  In order to maximize potential growth in our current market, we believe that we must fully utilize our marketing operations.  This will require a constant flow of working capital.  Engaging the full capacity of our limited staff may place a significant strain on our management, operations, and accounting and information systems.  We expect that we will need to continue to improve our financial controls, operating procedures and management information system.  The failure to manage our growth could adversely affect our business and operations.

If we are not able to implement our strategies to achieve our business objectives, our business operations and financial performance may be adversely affected.

Our principle objectives are to: (i) deepen the scientific understanding of the activity of our initial product MYO-T12, specifically as a modulator of the regulatory peptide myostatin, (ii) initiate a research and development program to evaluate myostatin modulation in a range of disorders, (iii) identify other products and technologies which may broaden our portfolio and define a business development strategy to protect, enhance and accelerate the growth of our products and (iv) create a marketing and sales apparatus internally and through alliances to maximize near-term and future revenues. Our business plan is based on circumstances currently prevailing and the bases and assumptions that certain circumstances will or will not occur as well as the inherent risk and uncertainties involved in various stages of development.  However there is no assurance that we will be successful in implementing our strategies or that our strategies, even if implemented, will lead to the successful achievement of our objectives.  If we are not able to successfully implement our strategies, our business operations and financial performance may be adversely affected.

If we lose the services of our key personnel, we may be unable to replace them, and our business, financial condition and results of operations could be adversely affected.

Our success largely depends on the continued skills, experience, efforts and policies of our management, directors and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. In particular, the services of Carlon Colker, MD, FACN, our Chief Medical Officer, are integral to the creation of our current and future products and the execution of our business strategy. Dr. Colker maintains a separate medical practice and other activities relating to Peak and does not devote his full-time to our business. In addition, his obligations to his medical practice and certain of his other activities take precedence over his obligations to our business. Furthermore, Dr. Colker is not subject to any non-competition or non-solicitation restrictions subsequent to the termination of his employment with us.  In addition, certain of our directors, including Dr. Robert Hariri and Dr. Louis Aronne, have significant research and development experience and are integral to the creation of our future products and the execution of our business strategy.

If one or more of our key employees or directors leaves our employment, we will need to find a replacement with the combination of skills and attributes necessary to execute our strategy. Because competition for skilled employees is intense, and the process of finding qualified individuals can be lengthy and expensive, we believe that the loss of the services of key personnel could adversely affect our business, financial condition and results of operations. We cannot assure you that we will continue to retain such personnel.

In addition, we do not presently have a Chief Financial Officer who is familiar with the accounting and reporting requirements of a U.S. publicly-listed company.  No assurances can be given that we will be able to identify or afford the financial requirements of qualified candidates.  The position of Chief Financial Officer of a U.S. publicly-listed company is critical to the operations of such a company, and our failure to fill this position in a timely and effective manner will negatively impact our business.

Our success depends on our ability to anticipate and respond in a timely manner to changing consumer demands.

Our success depends on the appeal of our current and future products to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change.  If our current and future products do not meet consumer demands, our sales may decline.  In addition, our growth depends upon our ability to develop new products through product line extensions and product modifications, which involve numerous risks.  We may not be able to accurately identify consumer preferences, translate our knowledge into customer accepted products or successfully integrate these products with our existing product platform or operations.  We may also experience increased expenses incurred in connection with product development, marketing and advertising that are not subsequently supported by a sufficient level of sales, which would negatively affect our margins.  Furthermore, product development may divert management’s attention from other business concerns, which could cause sales of our existing product to suffer.  We cannot assure you that newly developed products will contribute favorably to our operating results.

If our current or future products fail to properly perform, our business could suffer due to increased costs and reduced income.  Failure of our current or future products to meet consumer expectations could result in decreased sales, delayed market acceptance of our products, increased accounts receivable and divert our resources to reformulation or alternative products.

Intense competition from existing and new entities may adversely affect our revenues and profitability.

We face competitors that will attempt to create, or are already creating, products that are similar to our current and future products.  Many of our current and potential competitors have significantly longer operating histories and significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than we do.  These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers or adopt more aggressive pricing policies.  We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

Our business is dependent on continually developing or acquiring new and advanced products and processes and our failure to do so may cause us to lose our competitiveness and may adversely affect our operating results.

To remain competitive in our industry, we believe it is important to continually develop new and advanced products and processes.  There is no assurance that our competitors’ new products and processes will not render our existing products obsolete or non-competitive.  Our competitiveness in the marketplace relies upon our ability to enhance our current products, introduce new products, and develop and implement new technologies and processes.  Our failure to evolve and/or develop new or enhanced products may cause us to lose our competitiveness in the marketplace and adversely affect our operating results.

Adverse publicity or consumer perception of our products and any similar products distributed by others could harm our reputation and adversely affect our sales and revenues.

We are highly dependent upon positive consumer perceptions of the safety and quality of our products as well as similar products distributed by our competitors.  Consumer perception of nutritional maximization products and our products in particular can be substantially influenced by scientific research or findings, national media attention and other publicity about product use.  Adverse publicity from such sources regarding the safety, quality or efficacy of neutraceuticals, in general, and our products in particular, could harm our reputation and results of operations.  The mere publication of reports asserting that such products may be harmful or questioning their efficacy could have a material adverse effect on our business, financial condition and results of operations, regardless of whether such reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products.

We may be exposed to material product liability claims, which could increase our costs and adversely affect our reputation and business.

As a marketer and distributor of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury.  Previously unknown adverse reactions resulting from human consumption of these ingredients could occur.  The cost of defending against such claims can be substantially higher than the cost of settlement even when such claims are without merit.  The high cost to defend or settle product liability claims could have a material adverse effect on our business and operating results.

Our insurance coverage may be insufficient to cover our legal claims or other losses that we may incur in the future.

We expect to maintain insurance, including property, general and product liability and other forms of insurance to protect ourselves against potential loss exposures.  In the future, insurance coverage may not be available at adequate levels or on adequate terms to cover potential losses.  If insurance coverage is inadequate or unavailable, we may face claims that exceed coverage limits or that are not covered, which could increase our costs and adversely affect our operating results.

The scientific support for our products is subject to uncertainty.

Our research, scientific knowledge and clinical testing supporting the benefits of our products are an essential element of our ability to legally market our products.  There is, however, the risk that new or undiscovered information may become available that may undermine or refute our scientific support.  In addition, our clinical testing of MYO-T12 has been limited in scope and additional testing may reveal deficiencies and side effects that we are currently unaware of. A reduction in the credibility of our scientific support for the nutritional benefits of our products could have a material adverse effect on our operations and financial conditions.

If side effects associated with our current or future products are indentified, we may be required to withdraw such products from the market, change the labeling of our product and/or be subject to product liability claims.

There is a potential for all ingested products to result in side effects in certain consumers.  Although we are not aware of any adverse effects on the health of consumers, if any such side effects are identified after marketing and sale of the product, the product may be required to be withdrawn from the market or require a change in labeling. If a product liability claim is brought against us, it may, regardless of merit or eventual outcome, result in damage to our reputation, breach of contracts with consumers, decreased demand for our products, costly litigation and loss of revenue.

We are dependent on third-party suppliers and a single manufacturer.

We currently rely on third-party suppliers to provide us with the raw materials for our products. In addition, we depend on one manufacturer (located in Germany) to manufacture our products.  If our suppliers cannot provide us with the required raw materials in a timely fashion or our sole manufacturer is unable or unwilling to produce sufficient quantities of our products, our business and revenues will be adversely affected.

A shortage in the supply of, or a price increase in, raw materials could increase our costs or adversely affect our sales and revenues.

All of the raw materials is sourced by our manufacturer from third-party suppliers with whom we do not, and our manufacturer may not, have significant long-term supply contracts.  Any shortages in our raw materials could result in materially higher raw material prices and adversely affect our ability to outsource the manufacture of our product.  Price increases from a supplier will affect our profitability if we are not able to pass price increases on to customers.  The inability to obtain adequate supplies of raw materials in a timely manner or a material increase in the price of our raw materials could have a material adverse effect on our business, financial condition and results of operations.

Our research and development may be costly and/or untimely, and there are no assurances that our research and development will either be successful or completed within the anticipated timeframe, if ever at all.

Research and development may be costly and/or untimely, and there are no assurances that the Company's research and development will either be successful or completed within the anticipated timeframe, if at all. The continued research and development of MYO-T12 and our future pharmaceutical and other products is important to the Company's success. In addition, the development of new products requires significant research, development and testing all of which require significant investment and resources. At this time, our resources are limited and our research and development activities are dependent upon our ability to raise capital which may not be possible.  We may enter into agreements with third party vendors to engage in research and development for us. However, the failure of the third-party research to perform under agreements entered into with us, or our failure to renew important research agreements with a third party, may delay or curtail our research and development efforts. The research and development of new products is costly and time consuming, and there are no assurances that our research and development will be successful.  Even if a new product is developed, there is no assurance that it will be commercialized or result in sales.

We may not be able to protect our intellectual property rights upon which our business relies, which could cause our assets to lose value.

Our business depends and will continue to depend on our intellectual property, including our valuable brands, content, services and internally developed products. We believe our intellectual property rights are important to our continued success and our competitive position.  However, we may be unable or unwilling to strictly enforce our intellectual property rights, including our trademarks, from infringement.  In addition, we have not patented our intellectual property nor have we submitted a patent application to the U.S. Patent and Trademark Office for our product. Our failure to enforce our intellectual property rights could diminish the value of our brands and product offerings and harm our business and future growth prospects.

In addition, unauthorized parties may attempt to copy or otherwise obtain and use our services, technology and other intellectual property, and we cannot be certain that the steps we have taken to protect our proprietary rights will prevent any misappropriation or confusion among consumers and merchants, or unauthorized use of these rights. Advancements in technology have exacerbated the risk by making it easier to duplicate and disseminate intellectual property. In addition, as our business becomes more global in scope, we may not be able to protect our proprietary rights in a cost-effective manner in a multitude of jurisdictions with varying laws. If we are unable to procure, protect and enforce our intellectual property rights, we may not realize the full value of these assets, and our business may suffer. If we must litigate in the United States or elsewhere to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others, such litigation may be costly and divert the attention of our management.

We may be subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to sell some of our products.

We may become subject to intellectual property litigation or infringement claims, which could cause us to incur significant expenses to defend such claims, divert management’s attention or prevent us from manufacturing, selling or using some aspect of our current or future products.  If we choose or are forced to settle such claims, we may be required to pay for a license to certain rights, pay royalties on both a retrospective and prospective basis, and/or cease manufacturing and selling certain infringing products.  Future infringement claims against us by third parties may adversely impact our business, financial condition and results of operations.

We have not developed independent corporate governance.

We do not presently have an audit, compensation, or nominating committee. This lack of independent controls over our corporate affairs may result in conflicts of interest between our officers, directors and our shareholders. We presently have no policy to resolve such conflicts. As a result, our directors have the ability to, among other things, determine their own level of compensation. Until we comply with such corporate governance measures to form audit and other board committees in a manner consistent with rules of a national securities exchange, there is no assurance that we will not be subject to any conflicts of interest. As a result, potential investors may be reluctant to provide us with funds necessary to expand our operations.

We may be subject to uncertain and costly compliance with government regulations.

The manufacturing, processing, formulating, packaging, labeling, distributing, selling and advertising of our current and future products may be subject to regulation by one or more federal or state agencies.  The most active regulation has been administered by The Food and Drug Administration (the “FDA”) which regulates our products pursuant to the Federal Food, Drug and Cosmetic Act (the “FDCA”) and regulations promulgated thereunder. In addition, the Dietary Supplement and Health Education Act (DSHEA), which amended the FDCA, created a separate regulatory framework for the safety and labeling of dietary supplements. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements, including vitamins, minerals and herbs.  In addition, the Federal Trade Commission (the “FTC”) has overlapping jurisdiction with the FDA to regulate the labeling, promotion and advertising of dietary supplements and foods. In addition, private agencies and web sites, such as the Better Business Bureau or various dietary supplement industry associations provide voluntary claim advertising oversight.

Compliance with applicable FDA, FTC and any state or local statute is critical.  We believe that we are in compliance with applicable statutes. However, there can be no assurance that, should the FDA or FTC amend their guidelines or impose more stringent interpretations of current laws or regulations, we would be able to comply with these new guidelines.  We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future.  These regulations could, however, require the reformation of our product to meet new standards, market withdrawal or discontinuation of certain products not able to be reformulated.

The Company requires its contract manufacturers to manufacture the product under Good Manufacturing Practices (GMPs), as specified by the FDA. The Company complies with the Adverse Event Reporting Act and has not been required to report any serious adverse event as defined in the statute. Food products, including dietary supplements, are deemed safe when used as directed. The Company’s product contains an egg extract ingredient. Since eggs are considered a “major food allergen” under the Food Allergen Labeling and Consumer Protection Act of 2004 , the labeling must note that the product contains egg yolk.

Advertising of dietary supplement products is subject to regulation by the FTC under the Federal Trade Commission Act (the “FTCA”), which prohibits unfair methods of competition and unfair or deceptive trade acts or practices in or affecting commerce.  The FTCA provides that the dissemination or the causing to be disseminated of any false advertising pertaining to foods, which would include dietary supplements, is an unfair or deceptive act or practice.  Under the FTC's Substantiation Doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made. All advertising is required to be truthful and not misleading. All testimonials are required to be typical of the results the consumer may expect when using the product as directed. Accordingly, we are required to have adequate substantiation of all material advertising claims made for our products.  Failure to adequately substantiate claims may be considered either deceptive or unfair practices.

We are unable to develop a naturally occurring mammalian follistatin-based myostatin inhibitor.

Pursuant to Peak’s settlement agreement with a third party, such third party retained all rights to develop a naturally occurring mammalian follistatin-based myostatin inhibitor in which the follistatin is extracted from a single mammalian species.  As a result, we are prohibited from developing a naturally occurring mammalian follistatin-based myostatin inhibitor, which may limit our ability to improve our current product or develop additional products. Our inability to develop a naturally occurring mammalian follistatin-based myostatin inhibitor could have an adverse effect on our operations.

We have limited recourse in the event there are any breaches of the representations, warranties and covenants under the Purchase Agreement.

The Purchase Agreement provides that in the event of a breach of a representation, warranty or covenant of Peak, our sole remedy for such breach is against Peak. Accordingly, our inability to recover against Peak for any breach under the Purchase Agreement could have a material adverse effect on our operations.

RISKS RELATED TO OUR COMMON STOCK

Trading in our common stock over the last 12 months has been limited, so investors may not be able to sell as many of their shares as they want at prevailing prices.

Shares of our common stock are traded on the OTC Bulletin Board under the symbol “ATTH”.  There has been limited trading in our shares over the last 12 months.  If limited trading in the common stock continues, it may be difficult for investors to sell such shares in the public market at any given time at prevailing prices.  Also, the sale of a large block of common stock could depress the market price of the common stock to a greater degree than a company that typically has a higher volume of trading of its securities.

An active and visible trading market for our common stock may not develop.

We cannot predict whether an active market for our common stock will develop in the future. In the absence of an active trading market:

●	Investors may have difficulty buying and selling or obtaining market quotations;

●	Market visibility for our common stock may be limited; and

●	A lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ Capital Market or the NYSE Amex.  The trading price of the common stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts’ earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors.  These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly operating results;

●	changes in financial estimates by securities research analysts;

●	conditions in neutraceutical and pharmaceutical markets;

●	changes in the economic performance or market valuations of other neutraceutical companies;

●	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	addition or departure of key personnel;

●	intellectual property or other litigation; and

●	general economic or political conditions.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our stock.

Our stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

If our future operations or acquisitions are financed through the issuance of equity securities, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We also intend to establish an incentive compensation plan for our management and employees. We expect to grant options or warrants to purchase shares of our common stock to our directors, employees and consultants. The issuance of shares of our common stock upon the exercise of these options may result in dilution to our stockholders.

Our current management can exert significant influence over us and make decisions that are not in the best interests of all stockholders.

Our executive officers and directors beneficially own as a group approximately 27.9% of our outstanding shares of common stock. As a result, these stockholders will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

Compliance with changing corporate governance regulations and public disclosure, and our management’s inexperience with such regulations, will result in additional expenses and creates a risk of non-compliance.

Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.  Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting.  Our management team will need to invest significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.  In addition, our management has limited experience with compliance with U.S. securities laws.  This inexperience may cause us to fall out of compliance with applicable regulatory requirements, which could lead to enforcement action against us and a negative impact on our stock price.

 If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws.  Accordingly, we are required to include a management report on our internal controls over financial reporting in our annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting.  Our management has concluded that our internal controls over our financial reporting are not effective. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to prevent fraud.  As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock.  Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with the other requirements of the Sarbanes-Oxley Act.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which is currently and will be quoted for trading on the OTC Bulletin Board, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act.  Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.  The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act.  For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account.  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their common stock at or above the price they paid for them.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights, and provisions in our charter documents and under Nevada law could discourage a takeover that stockholders may consider favorable.

Our certificate of incorporation provides for the authorization to issue up to 25,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company. In addition, advanced notice is required prior to stockholder proposals.

Risks Related to our Future Pharmaceutical Products

Our failure to obtain costly government approvals, including required FDA approvals, or to comply with ongoing governmental regulations relating to our technologies and proposed products and formulations could delay or limit introduction of our proposed formulations and products and result in failure to achieve revenues or maintain our ongoing business.

Our research and development activities and the manufacture and marketing of our products and product candidates are currently at an early development stage and are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. Before receiving FDA regulatory clearance to market our future proposed formulations and products, we will have to demonstrate that our formulations and products are safe and effective in the patient population and for the diseases that are to be treated. Clinical trials, manufacturing and marketing of drugs are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, regulatory approvals can take a number of years or longer to accomplish and require the expenditure of substantial financial, managerial and other resources.

Conducting and completing the clinical trials necessary for FDA approval is costly and subject to intense regulatory scrutiny as well as the risk of failing to meet the primary endpoint of such trials. We will not be able to commercialize and sell our proposed products and formulations without successfully completing such trials.

In order to conduct clinical trials that are necessary to obtain approval by the FDA to market a formulation or product, it is necessary to receive clearance from the FDA to conduct such clinical trials. The FDA can halt clinical trials at any time for safety reasons or because we or our clinical investigators did not follow the FDA’s requirements for conducting clinical trials. If we are unable to receive clearance to conduct clinical trials or the trials are permanently halted by the FDA, we would not be able to achieve any revenue from such product as it is illegal to sell any drug or medical device for human consumption or use without FDA approval.

Data obtained from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory clearances.

Data we may obtain in the future, from non-clinical studies and clinical trials do not necessarily predict the results that will be obtained from later non-clinical studies and clinical trials. Moreover, non-clinical and clinical data are susceptible to multiple and varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a proposed formulation or product under development could delay or prevent regulatory clearance of the product candidate, resulting in delays to commercialization, and could materially harm our business. In addition, our clinical trials may not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our drugs, and thus our proposed drugs may not be approved for marketing. Finally, if any of our clinical trials do not meet their primary endpoints, we would need to redo such clinical trials in order to progress development of the subject product. These additional trials would be costly and divert resources from other projects.

Competitors in the drug development or specialty pharmaceutical industries may develop competing technologies or products which outperform or supplant our technologies or products.

Drug companies and/or other technology companies may in the future seek to develop and market pharmaceutical products which do and may compete with our future technologies and products. Competitors may in the future develop similar or different technologies or products which may become more accepted by the marketplace or which may supplant our technology entirely. In addition, many of our future competitors may be, significantly larger and better financed than we are, thus giving them a significant advantage over us.

We may be unable to respond to competitive forces presently in the marketplace (including competition from larger companies), which would severely impact our business. Moreover, should competing or dominating technologies or products come into existence and the owners thereof patent the applicable technological advances, we could also be required to license such technologies in order to continue to manufacture, market and sell our products. We may be unable to secure such licenses on commercially acceptable terms, or at all, and our resulting inability to manufacture, market and sell the affected products could have a material adverse effect on us.

The market for our product candidates is rapidly changing and competitive, and new drug delivery mechanisms, drug delivery technologies, new drugs and new treatments which may be developed by others could impair our ability to maintain and grow our business and remain competitive.

Even if successfully developed, our products may not gain market acceptance among physicians, patients and  healthcare payers, which may not utilize our products.  If our products do not achieve market acceptance, our business and financial condition will be materially adversely affected. The pharmaceutical industry is subject to rapid and substantial technological change. Developments by others may render our technologies and our product candidates noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition from pharmaceutical and biotechnology companies, universities, governmental entities and others now existing or diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities, human resources and budgets than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We do not own any real estate or other physical properties materially important to our operation.  As of the date of this report, our executive office is located at 45 Horsehill Road, Suite 106, Cedar Knolls, New Jersey 07927. We have a month-to-month lease for our office space and our monthly lease payment is approximately $2,000. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is listed on the OTC Bulletin Board under the symbol “ATTH”. The high and low closing bid prices for shares of our common stock for each quarter within the last two fiscal years are as follows:

Period	High	Low

January 1, 2011 through March 31, 2011	$1.01	$0.49

April 1, 2011 through June 30, 2011	$0.95	$0.60

July 1, 2011 through September 30, 2011	$0.47	$0.28

October 1, 2011 through December 31, 2011	$0.19	$0.08

January 1, 2010 through March 31, 2010	$0.07	$0.04

April 1, 2010 through June 30, 2010	$0.30	$0.10

July 1, 2010 through September 30, 2010	$2.45	$0.30

October 1, 2010 through December 31, 2010	$0.10	$0.10

These bid prices were obtained from the OTC Bulletin Board and do not necessarily reflect actual transactions, retail markups, mark downs or commissions. As of March 30, 2012, the last reported sales price of our shares on the OTC Bulletin Board was $0.11. No assurance can be given that an established public market will develop in the common stock of the Company, or if any such market does develop, that it will continue or be sustained for any period of time.

(b) Holders

The Company had approximately 135 record holders of the common stock as of March 30, 2012.  This does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.  The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to the common stock.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Between March 6, 2012 and March 22, 2012, the Company entered into subscription agreements with certain investors pursuant to which the Company sold an aggregate of 3,000,000 shares (“Shares”) of common stock for gross proceeds of $300,000 (the “Private Placement”). The Shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.  All of the investors were accredited investors, there was no general solicitation or advertising in connection with the offer or sale of securities and the securities were issued with a restrictive legend.  No placement agent or underwriter was used in connection with the Private Placement and there is no commission, finder’s fee or other compensation due or owing to any party as a result of the transactions described herein.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements.  This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this Annual Report on Form 10-K. Operating results are not necessarily indicative of results that may occur in future periods.

Overview

Atlas Therapeutics Corporation (“Atlas”, the “Company”, “we,” “us” and “our”) was incorporated in the State of Nevada on April 11, 2007.  Prior to February 26, 2011, we did not have any operations and did not generate any revenues. Since February 26, 2011, the Company’s principal activities have been focused on the discovery, development and commercialization of therapeutic products, nutritional supplements and other technologies aimed at improving the health and performance of muscle tissue.  In connection with the Acquisition (discussed below), the Company acquired a platform dietary supplement product called MYO-T12. The Company intends to develop a marketing and sales strategy to maximize revenues from MYO-T12 in a consumer base of body builder, fitness and wellness users while initiating a research and development program to identify the value of this product in the broader markets, including the treatment of muscular-related conditions, including age-related muscle loss and sarcopenia.

Plan of Operation

We are focused on the discovery, development and commercialization of therapeutic products, nutritional supplements and other technologies aimed at improving the health and performance of muscle tissue.  The Company has earned revenues through the sale and distribution of MYO-T12, a physical performance enhancement and wellness products.  The Company’s principle objectives are to: (i) deepen the scientific understanding of the activity of its entry product MYO-T12, specifically as a modulator of the regulatory peptide myostatin, (ii) initiate a research and development program to evaluate myostatin modulation in a range of disorders, (iii) identify other products and technologies which may broaden the Company’s portfolio and define a business development strategy to protect, enhance and accelerate the growth of the Company’s products and (iv) create a marketing and sales apparatus internally and through alliances to maximize near-term and future revenues. The Company believes that existing therapeutic targets, such as myostatin, represent a rational entry point for additional drug discovery efforts and is evaluating a strategy on this basis.

As of March 30, 2012, we have accomplished the following:

●	Launched our website in June 2011
●	Purchased products ready and available for resale shipping
●	Entered into warehouse and fulfillment agreement
●	Entered into sales agency agreements
●	Entered into sponsorship agreements with Wayne Gretzky and Daniel Gracie
●	Entered into sales agreements with two affiliate networks
●	Entered in a wholesale sales agreement with BodyBuilding.com to sell MYO-T12
●	Entered in a wholesale sales agreement with Amazon.com to sell MYO-T12

We began generating sales of our product through our website and other internet sales channels in August 2011 and have also shipped wholesale orders to national online retailers.

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

We are a development stage company that has generated minimal revenues and lack a stable customer base.  Since our inception to December 31, 2011, we only generated revenues of $99,475 and have a cumulative net loss of $5,731,246.  In order to continue as a going concern and achieve a profitable level of operations, we will need, among other things, to obtain additional capital resources and to develop a consistent source of revenues.  At this point, we believe that the best use of any additional funding would be to substantially increase advertising and other marketing efforts. We believe we have developed the infrastructure and have sufficient product inventory to adequately fulfill a reasonable influx of orders in response to advertising and marketing.

In the initial operating period from April 11, 2007 (inception) to December 31, 2011, we generated revenues of $99,475 while incurring $4,791,979 in general and administrative expenses. Our cumulative net loss since inception was $5,731,246, including net non-cash derivatives valuation adjustment of $1,696,440. For the year ended December 31, 2011, we incurred general and administrative expenses of $4,645,763 compared to $28,795 for the year ended December 31, 2010. Upon completion of our annual impairment testing for indefinite lived intangible assets after the fourth quarter of 2011, we determined that the carrying values of the intellectual property intangible assets exceeded its fair value and we recorded noncash impairment charges totaling $2,662,000 in the Consolidated Statement of Operations, reducing the MYO-T12 intellectual property asset to its fair value of $2,000,000. We are required to revalue certain derivative financial instruments each quarter and the change in value from the date of their original issuance of February 25, 2011 resulted in an increase to our net income for the year ended December 31, 2011 by $4,101,743. Such revaluations do not affect our cash flow.

Liquidity and Capital Resources

As of December 31, 2011, we had cash of $61,266 and $2,807,642 in total assets (which includes $2,000,000 of intangible assets). For the year ended December 31, 2011, we used cash of $2,155,733 for operating activities, as well as $450,000 as the cash down payment for the acquisition of the intellectual property assets from Peak.  We received aggregate gross proceeds of $2,480,500 from private placements of our securities. The first installment of $350,000 on the note payable to Peak was originally due on August 25, 2011 and was extended by mutual agreement to the earlier of November 30, 2011 or the closing of a certain financing.  The first installment of $350,000 was paid on November 29, 2011 and the second and final installment was paid on February 21, 2012. (See Note 8 – Intellectual Property Purchase Agreement) In order to have sufficient cash for debt service and operations we will need to meet our sales projections for 2012 and/or raise additional capital through the issuance of debt or equity securities.

At December 31, 2011, we had accumulated losses since inception of $5,731,246 and had a working capital deficit of $665,605. As of April 9, 2012, we had remaining cash of approximately $96,000, with current liabilities of approximately $1,000,000. These factors raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent both on achieving the projected sales growth of our products and obtaining additional financing on terms acceptable to us. We are seeking additional capital through loans and sales of securities, but we cannot assure you that we will be able to obtain additional capital on terms acceptable to us or at all.

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

Fair Value of Indefinite-Lived Intangible Assets

The Company's policy is to evaluate indefinite-lived intangible assets for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An intangible asset with an indefinite life (the intellectual property) is evaluated for possible impairment by comparing the fair value of the asset with its carrying value. Fair value is estimated as the discounted value of future revenues arising from a trademark using a royalty rate that an independent party would pay for use of that trademark. An impairment charge is recorded if the trademark's carrying value exceeds its estimated fair value. An impairment charge is recorded if the carrying value of the goodwill exceeds its implied fair value. See Note 8 for information related to impairment charges recorded in 2011 for indefinite-lived intellectual property intangible assets.

Equity Based Compensation

The Company accounts for equity-based compensation under the provisions of ASC 718-10 Compensation - Stock Compensation and ASC 505-50 Equity Based Payments to Non-Employees. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. For stock options and restricted stock that do not vest immediately but which contain only a service vesting feature, we recognize compensation cost on the unvested shares and options on a straight-line basis over the remaining vesting period, net of any projected forfeitures

The Company uses the Black-Scholes option-pricing model as its method of valuation for share-based compensation. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

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

The Company’s financial statements for the fiscal years ended December 31, 2011, and 2010, have been examined to the extent indicated in their reports by our independent registered accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America pursuant to regulations promulgated by the SEC.  The aforementioned financial statements are included herein under Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As previously reported on a Current Report on Form 8-K dated April 5, 2011, on April 4, 2011, the Board of Directors of Atlas Therapeutics Corporation (the “Company”) approved the dismissal of the Offices of Arshad M. Farooq, JD, CPA (“Farooq”) as the Company’s independent auditor, effective immediately (the “Dismissal Date”).

During the fiscal years ended December 31, 2010 and 2009, Farooq’s audit reports on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that Farooq’s audit report on the Company’s audited financial statements for the fiscal year ended December 31, 2009 contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2010 and 2009 and the subsequent period through the Dismissal Date, (i) there were no disagreements between the Company and Farooq on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to Farooq’s satisfaction, would have caused Farooq to make reference in connection with Farooq’s opinion to the subject matter of the disagreement; and (ii) there were no “reportable events” as the term is described in Item 304(a)(1)(v) of Regulation S-K.

On April 5, 2011, the Company provided Farooq with a copy of the disclosures that the Company is making in response to Item 4.01 on this Form 8-K, and requested that Farooq furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The letter from Farooq, dated April 5, 2011, is filed as Exhibit 16.1 to this report.

Item9A (T).	Controls and Procedures.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●
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

As of December 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2011.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management's report in this annual report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we intend to create a position to segregate duties consistent with control objectives.  Since the Acquisition, we have engaged an internal accounting and financial reporting consultant. The presence of this consultant enhances the accuracy of our financial reporting and may compensate for our lack of staff with sufficient expertise in those matters but it does not compensate for ineffective oversight and inadequate segregation of duties.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position
Dr. Robert J. Hariri	53	Chairman of the Board of Directors

J.B. Bernstein	43	Chief Executive Officer, President, Secretary, Treasurer and Director

Peter Levy	51	Chief Operating Officer and Executive Vice President

Dr. Carlon Colker	45	Chief Medical Officer and Executive Vice President

Dr. Louis J. Aronne	56	Director and Chairman of Medical Advisory Board

Dr. Peter Diamandis	50	Director

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Dr. Robert J. Hariri joined us as a Director in July 2011. Dr. Hariri has served as the chief executive officer of Celgene Cellular Therapeutics, a division of Celgene Corporation, since 2005. Prior to joining Celgene Cellular Therapeutics as president in 2002, Dr. Hariri was founder, chairman and chief scientific officer at Anthrogenesis Corporation/LIFEBANK, Inc., a privately held biomedical technology and service corporation involved in the area of human stem cell therapeutics, which was acquired by Celgene in 2002. He has also served as co-founder, vice chairman and chief scientific officer of Neurodynamics, a privately held medical device and technology corporation. Dr. Hariri has also held key academic positions at Weill Medical College of Cornell University and the Cornell University Graduate School of Medical Science, including serving as the director of the Center for Trauma Research. Dr. Hariri also sits on the boards of WaferGen Bio-systems, Inc. (NASDAQ:WGBS), ImmuneRegen (NASDAQ:IRBS) and Rocket Racing, Inc. Dr. Hariri is a member of the board of visitors of the Columbia University Fu Foundation School of Engineering and Applied Sciences and the Science and Technology Council of the Columbia University College of Physicians and Surgeons and is a member of the scientific advisory board for the Archon X Prize for Genomics, which is awarded by the X Prize Foundation. Dr. Hariri was recently appointed to the New Jersey Commission for Cancer Research by Governor Chris Christie. Dr. Hariri received his undergraduate training at Columbia College and Columbia University School of Engineering and Applied Sciences and was awarded his M.D. and Ph.D. degrees from Cornell University Medical College.  Dr. Hariri received his surgical training at The New York Hospital-Cornell Medical Center and directed the Aitken Neurosurgery Laboratory and the Center for Trauma Research. We believe Dr. Hariri’s training as a scientist, his knowledge and experience with respect to the biomedical and pharmaceutical industries and his extensive research and experience qualifies him to serve on our board of directors.

            J.B. Bernstein joined us as Chief Executive Officer, President, Secretary, Treasurer and Director in February 2011. Since 1994, he has been the co-founder and president of Pro Access, Inc., a boutique athlete representation firm, which has represented baseball and football legends such as Barry Bonds, Barry Sanders, Emmitt Smith and Curtis Martin.  Since 2007, Mr. Bernstein has served as chief marketing officer of Seven Figures Management, a sports marketing and athlete representation firm. From 1990 to 1994, Mr. Bernstein served as director of business development for The Upper Deck Company. Mr. Bernstein received a bachelor's degree in political economics from the University of Massachusetts Amherst in 1986 and his master's degree from The London School of Economics in 1987. He received a Ph.D. in physics from the University of Southern California in 2006 and is currently pursuing a second Ph.D. in a related field. We believe Mr. Bernstein’s extensive marketing and business background qualifies him to serve on our board of directors.

Peter Levy joined us as Chief Operating Officer and Executive Vice President in February 2012. Mr. Levy most recently served as Executive Vice President of Empire Sports and Entertainment Company, a promotional and entertainment firm focused on live events from October 2010 to January 2012. From April 2010 to October 2010, he served as head of research and development for JMP Holdings, a real estate development firm maintaining a portfolio of retail, entertainment, sports, education, government projects, and residential properties. From January 1999 until April 2010, Mr. Levy was a partner and principal of Sobel & Co., LLC, Certified Public Accountants and Consultants, a regional CPA firm, where he was responsible for the firm's Sarbanes-Oxley practice, Strategic Planning, and the Corporate Integrity Unit. From March 1989 to January 1998, Mr. Levy worked at AT&T, first as a technology attorney in the Computer Systems Business Unit, and subsequently as an attorney and Senior Attorney in the Consumer Business Unit and AT&T EasyLink Services, AT&T Internet Division. In 1992, he became the division head of AT&T Advanced Consumer Enterprises, AT&T's strategic planning group responsible for researching and developing new consumer services aligned with telecommunications. From August 1985 to February 1989, he served as an attorney with Rosenman Colin Freund Lewis and Cohen, a New York law firm. Mr. Levy graduated from Harvard University in 1982 with honors, and was a recipient of the John Harvard Scholarship for Academic Distinction. Mr. Levy graduated from Cornell Law School in 1985.

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

Dr. Louis Aronne joined us as a Director and Chairman of our Medical Advisory Board in July 2011. Dr. Aronne is a Clinical Professor of Medicine at Weill-Cornell Medical College and an Adjunct Clinical Associate Professor of Medicine at Columbia University College of Physicians and Surgeons. He is Director of the Comprehensive Weight Control Program, a multidisciplinary obesity research and treatment program affiliated with New York Presbyterian Hospital, which he founded in 1986. Dr. Aronne is former president of the Obesity Society and a fellow of the American College of Physicians. He has authored more than 50 papers and book chapters on obesity and edited the National Institutes of Health Practical Guide to the Identification, Evaluation, and Treatment of Overweight and Obesity in Adults. Dr. Aronne has won several awards for teaching, including the Leo M. Davidoff Society Prize from Albert Einstein College of Medicine in 1983 and Eliot Hochstein Teaching Award from Cornell University in 1990.  Dr. Aronne graduated Phi Beta Kappa from Trinity College with a BS in biochemistry and from Johns Hopkins University School of Medicine.  We believe Dr. Aronne’s skill as a physician and his knowledge and experience with respect to obesity qualifies him to serve on our board of directors.

Dr. Peter Diamandis joined us as a Director in August 2011. Dr. Diamandis is the Chairman and CEO of the X PRIZE Foundation, a non-profit organization whose mission is to bring about radical breakthroughs for the benefit of humanity. Dr. Diamandis also serves as Chairman of Singularity University and is the founder and past-CEO of Zero Gravity Corporation, a commercial space company developing private, FAA-certified parabolic flights. He is the Chairman and co-founder of the Rocket Racing League as well as the co-founder and Vice Chairman of Space Adventures Ltd., the company which brokered the launches of four private citizens to the International Space Station.  In 1987, Dr. Diamandis co-founded the International Space University (ISU), and served as its first managing director. Dr. Diamandis attended the Massachusetts Institute of Technology, where he received his Bachelor of Science in molecular genetics and Master of Science in aerospace engineering. He received his Doctor of Medicine from Harvard Medical School.  In 2005, he received an honorary Doctorate from the International Space University.  We believe Dr. Diamandis’ training as a scientist and his comprehensive leadership background resulting from service as a chief executive officer of various enterprises qualifies him to serve on our board of directors.

Members of the Medical Advisory Board

In addition to our board of directors, we have formed a Medical Advisory Board, comprised of medical professionals who will advise us on health issues, medical conditions and health care trends as they relate to the our current and future products. Members of the Medical Advisory Board provide us with advice, insights, contacts and other assistance based on their extensive knowledge and experience. The Medical Advisory Board is currently comprised of two members, Dr. Louis Aronne, who is also a member of our board of directors, and Dr. Neilank Jha.

Dr. Aronne serves as chairperson of the Medical Advisory Board and will advise us on: (a) the use of myostatin modulators in the treatment of various disorders including sarcopenia, obesity, muscle repair, anti-aging and longevity therapy, (b) the biological activities of our products and (c) the development of clinical research programs relating to the biomedical activities and benefits of our products.

Dr. Jha joined the Medical Advisory Board in December 2011. Since July 2010, Dr. Jha has served as a Clinical Fellow in the Spinal Program of Toronto Western Hospital Chairman. From 2004 to 2010, he was in the Neurosurgery Residency Program at McMaster University.  Dr. Jha received his Bachelor of Science and Arts from the University of Toronto in 2001 and his Doctor of Medicine from McMaster University in 2004.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to report their initial beneficial ownership and any subsequent changes in that beneficial ownership of our securities to the SEC.  Based solely on a review of the copies of the reports furnished to us, the Company believes that all such reports for the year ended December 31, 2011 were filed on a timely basis with the exceptions noted below:

●	A late Form 3 and a late Form 4 were filed for Dr. Robert Hariri.

●	A late Form 3 and a late Form 4 were filed for Dr. Louis Aronne.

●	A late Form 3 and a late Form 4 were filed for Dr. Peter Diamandis.

●	A late Form 3 and a late Form 4 were filed for Dr. Louis Aronne.

●	A late Form 3 and a late Form 4 were filed for Janine Divenuto.

●	A late Form 3 was filed for Dr. Carlon Colker.

●	A late Form 4 was filed for J.B. Bernstein.

Item 11.	Executive Compensation.

Summary Compensation Table

The table below sets forth the compensation earned for services rendered to the Company, for the fiscal years indicated, by its executive officers.

Name and Position	Fiscal Year	Salary	Bonus	Stock Awards	Total
J.B. Bernstein (Chief Executive Officer and Chief Financial Officer )	2011 2010	$180,828 -	20,000 -	$1,500,000 -	$1,700,828 -
Carlon Colker (Chief Medical Officer )	2011 2010	$60,795 -	35,000 -	- -	$90,795 -	(2)
Georgette Mathers (Former Chief Executive Officer and Chief Financial Officer) (1)	2011 2010	- -	- -	- -	- -

(1) Ms. Mathers resigned as Chief Executive Officer and Chief Financial Officer on February 25, 2011.

(2) Excludes any payments to Peak Wellness in connection with the Acquisition.

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

Peter Levy

Pursuant to the terms of the Agreement, Mr. Levy will work for the Company on a full-time basis and will receive an annual base salary of $200,000.  Mr. Levy will be entitled to such bonus compensation (e.g. cash, stock or other property) as determined by the Company’s board of directors in its sole discretion. In addition, Mr. Levy was granted 500,000 shares of the Company’s common stock, which shares will vest semi-annually commencing on August 10, 2012. The term of the Agreement is two years, and the Agreement will automatically renew for successive two-year periods, unless a notice of non-renewal is provided by either party within 60 days prior to the expiration date of the term.

In the event Mr. Levy’s employment with the Company is terminated as a result of his death, his estate will be entitled to receive any accrued and unpaid compensation through the date of termination and certain benefits for six months following the date of termination. In addition, all of his unvested options will expire immediately and any vested options will expire twelve months following the date of termination.  In the event Mr. Levy’s employment with the Company is terminated as a result of a disability, he will be entitled to receive his base salary for six months following the date of termination and certain benefits for twelve months following the date of termination. In addition, all of his unvested options will expire immediately and any vested options will expire twelve months following the date of termination.

In the event Mr. Levy’s employment with the Company is terminated for any reason other than death or disability, he will be entitled to receive any accrued and unpaid compensation through the date of termination. If he is terminated without cause (as defined in the Agreement) or resigns for good reason (as defined in the Agreement), all of his unvested options will vest immediately and any vested options will expire twelve months following the date of termination. If Mr. Levy is terminated for cause, all unvested options will expire immediately and any vested options will expire three months following the date of termination. In lieu of any severance payment, Mr. Levy is entitled to receive $40,000 on the effective date of the Agreement.

The Agreement contains customary non-competition and non-solicitation provisions that extend to twelve months after termination of Mr. Levy’s employment with the Company.  Mr. Levy also agreed to customary terms regarding the protection and confidentiality of trade secrets, proprietary information, plans and inventions.

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

Director Compensation

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended December 31, 2011. All compensation paid to our employee directors is included under the summary compensation table above.

Name	Stock Awards ($)	Option Awards ($)	Total ($)

Dr. Robert J. Hariri	$13,600	$56,667	$70,267
Dr. Louis J. Aronne	$84,000	$145,833	$229,833
Dr. Peter Diamandis	$9,000	$37,500	$46,500

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

The following table sets forth information known to the Company regarding the beneficial ownership of the Company’s common stock as of March 30, 2012 by:

●
each person known by the Company at that date to be the beneficial owner of more than 5% of the outstanding shares of the Company common stock based solely on Schedule 13D/13G filings with the Securities and Exchange Commission;

●	each of the Company’s officers and directors at such date; and

●	all executive officers and directors of the Company at such date, as a group.

Unless otherwise indicated, the Company believes that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them. As of March 15, 2012, there were 74,588,997 shares of the Company’s common stock outstanding.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned		Percentage of Class
J.B. Bernstein	3,000,000		4.02%
Dr. Carlon Colker (2)	7,024,000		9.42%
Dr. Robert J. Hariri (3)	9,300,000		12.47%
Ultra Pro Sports, LLC (4)	7,757,000		10.40%
Dr. Louis J. Aronne	808,000	(5)	1.08%
Dr. Peter Diamandis	183,333	(6)	0.25%
Peter Levy	500,000	(7)	0.67%

Directors and officers as a group (6 persons)	20,815,333		27.91%

(1) Unless otherwise indicated, the business address of each of the individuals is c/o Atlas Therapeutics Corporation, 45 Horsehill Road, Suite 106, Cedar Knolls, New Jersey 07927.

(2) Represents shares held by Peak Wellness, Inc., a corporation wholly-owned by Dr. Colker. Dr.  Colker has sole voting and investment control over these securities.

(3) Includes shares held by Hariri Family Ltd. Partnership. Includes 100,000 shares vesting in five equal annual installments commencing on July 26, 2011 and 750,000 shares issuable upon conversion of convertible note.

(4) Janine Divenuto has sole voting and investment control over these securities.

(5) Includes 600,000 shares, of which (i) 100,000 shares vest in five equal annual installments commencing on July  14, 2011 and (ii) 500,000 shares vest in five equal annual installments commencing on July  14, 2012. Also includes 208,333 shares currently exercisable upon exercise of stock options at $0.64 per share. Excludes 541,667 shares issuable upon exercise of stock options at $0.64 per share that are not exercisable within 60 days.

(6) Includes 100,000 shares vesting in five equal annual installments commencing on August 15, 2011 and 83,333 shares currently exercisable upon exercise of stock option at $0.45 per share. Excludes 166,667 shares issuable upon exercise of stock options at $0.45 per share that are not exercisable within 60 days.

(7) Reflects shares vesting in four equal semi-annual installments (which are subject to forfeiture) commencing on August 10, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On February 25, 2011, the Company, Atlas Acquisition Corp., a wholly-owned subsidiary of the Company (“Atlas Sub”), and Peak Wellness, Inc. (“Peak”), entered into the Purchase Agreement pursuant to which Atlas Sub purchased certain intellectual property assets from Peak. Dr. Carlon Colker, our Chief Medical Officer, is the principal of Peak. In connection with the Purchase Agreement, the Company issued a promissory note to Peak in the amount of $700,000 with interest accruing at an interest rate of 3% per annum.  The promissory note is payable in two installments as follows: $350,000 plus accrued interest is due within 180 days after the closing date of the Purchase Agreement and $350,000 plus accrued interest is due on the first anniversary of the closing date of the Purchase Agreement. The Company repaid $350,000 of the promissory note in November 2011 and $360,771 of the promissory note (including accrued interest) in February 2012. In addition to the foregoing, the Company issued Peak 7,024,000 shares of common stock as additional consideration under the Purchase Agreement.

On September 29, 2011, the Company issued a promissory note in the amount of $60,000 to Dr. Robert Hariri, a member of the Company’s board of directors, for funds provided to the Company.  The promissory note matures on October 29, 2011 and bears interest at a rate of 3% per annum.  None of the principal or interest has been paid to date.

In October and November 2011, Dr. Robert Hariri, a member of the Company’s board of directors, advanced $20,000 to the Company, which is due and payable on demand, not evidenced by a note and bears no interest.  The advance has not been repaid to date.

On November 29, 2011, the Company completed a private placement (the “Private Placement”) of $400,000 aggregate principal amount of unsecured convertible promissory notes of the Company (the “Notes”) to certain purchasers, including a Note in the amount of $150,000 to Dr. Robert Hariri, a member of the Company’s board of directors (the “Purchasers”).  The Notes were to mature (the “Maturity Date”) on the earlier of (i) May 29, 2012 and (ii) the consummation by the Company of a debt or equity financing in excess of $500,000 (the “Qualified Financing”) unless earlier converted and bear interest at a rate of 18% per annum.  Interest on the Notes is due on the Maturity Date unless earlier converted. The Notes are convertible into shares of the Company’s common stock at a conversion price equal to the lower of: (i) $0.20 or (ii) the conversion rate or offering price, as applicable, for the securities sold in the Qualified Financing. The conversion price is subject to adjustment for stock splits, stock dividends and combinations. The Notes include standard events of default including non-payment of the principal or accrued interest due on the Notes. Upon an event of default, all obligations under the Note will become due and payable. As additional consideration for the Notes, the Company issued an aggregate of 400,000 shares of its common stock to the Purchasers, including 150,000 shares to Dr. Hariri. On February 14, 2012, the Company and the Purchasers entered into an agreement to amend the definition of Qualified Financing from $500,000 to $2.0 million.

In October 2011, J.B. Bernstein, our chief executive officer, advanced $5,000 to the Company, which is due and payable on demand, not evidenced by a note and bears no interest.  The advance has not been repaid to date.

Review, Approval or Ratification of Transactions with Related Persons.

All future related party transactions will be approved, if possible, by a majority of our directors who do not have an interest in the transaction and who will have access, at our expense, to our independent legal counsel.

Item 14.	Principal Accountant Fees and Services.

During the fiscal year ended December 31, 2011, Seligson & Giannattasio, LLP, or S&G, was our principal accountant and during the fiscal year ended December 31, 2010, the Offices of Arshad M. Farooq, JD, CPA, or Farooq, was our principal accountant. The following is a summary of fees paid or to be paid to Farooq and S&G for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the annual audits of our financial statements, quarterly reviews of financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements.  Audit fees paid to S&G were $60,748 for the period ended December 31, 2011 and the audit fees paid to Farooq for the period ended December 31, 2010 was $11,000.

Audit-Related Fees.  Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.”  These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.  There were no fees billed for audit-related services rendered by S&G or Farooq during the last two fiscal years.

Tax Fees. There were no fees billed for tax services rendered by S&G or Farooq during the last two fiscal years.

All other fees.  There were no other fees billed for other services rendered by S&G or Farooq during the last two fiscal years.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statements and Schedules

Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (2)
3.3	Certificate of Amendment to Articles of Incorporation (3)
4.1	Form of Warrant (4)
10.1	Intellectual Property Purchase Agreement, dated February 25, 2011, by and among the Company, Atlas Acquisition Corp. and Peak Wellness, Inc. (4)
10.2	Secured Promissory Note, dated February 25, 2011, by and among the Company and Peak Wellness, Inc. (4)
10.3	Security Agreement, dated February 25, 2011, by and among the Company and Peak Wellness, Inc. (4)
10.4	Employment Agreement, dated February 25, 2011, by and among the Company and J.B. Bernstein (4)
10.5	Amendment No. 1 to Employment Agreement, dated March 29, 2011, by and among the Company and J.B. Bernstein
10.6	Employment Agreement, dated February 25, 2011, by and among the Company and Carlon Colker, MD, FACN (4)
10.7	Intellectual Property Assignment Agreement, dated February 25, 2011, by and among Atlas Acquisition Corp. and Peak Wellness, Inc. (4)
10.8	Form of Unsecured Convertible Note (5)
16.1	Letter from Offices of Arshad M. Farooq, JD, CPA, dated April 5, 2011(6)
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
101.INS *	XBRL Instance Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File Number 333-144082), filed on June 27, 2007.
(2)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File Number 333-144082), filed on June 27, 2007.
(3)	Incorporated by reference to the Company’s Information Statement on Schedule 14C, filed on June 9, 2010.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 3, 2011.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 1, 2011.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 5, 2011.

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Atlas Therapeutics Corporation

We have audited the accompanying consolidated balance sheet of Atlas Therapeutic Corporation (the "Company") and subsidiary as of December 31, 2011 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 2011 and the period April 11, 2007 (date of inception) to December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlas Therapeutics Corporation and subsidiary as of December 31, 2011 and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant recurring losses. The realization of a major portion of its assets is dependent upon its ability to meet its future financing needs and the success of its future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

/s/ Seligson & Giannattasio, LLP
Seligson & Giannattasio, LLP
White Plains, New York
April 11, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Atlas Therapeutics Corporation

We have audited the accompanying balance sheet of Atlas Therapeutics Corporation (a development stage company) as of December 31, 2010, and the related statements of operations, stockholders’ equity, and cash flows from inception April 11, 2007 through December 31, 2010, and the period then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas Therapeutics Corporation (a development stage company) as of December 31, 2010 and the results of its operations, and its cash flows from inception April 11, 2007 through December 31, 2010, and the period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Arshad M. Farooq
Arshad M. Farooq
Pomona, CA
April 11, 2012

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets
Cash	$61,266	$-
Accounts receivable	17,557
Inventories	526,284
Deferred financing cost	49,451
Prepaid expenses and other current assets	140,336
Total current assets	794,894	-

Fixed assets, net of accumulated depreciation of $276	2,748
Intellectual property	2,000,000
Security deposits	10,000

Total assets	$2,807,642	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$411,665	$535
Note payable for acquisition of intellectual property	350,000
Convertible notes payable	400,000
Accrued interest	18,400
Accounts payable and accrued expenses - related parties	132,934	45,911
Loans payable	60,000
Notes payable - directors	80,000
Note payable	7,500	7,500
Total current liabilities	1,460,499	53,946

Derivatives liability	872,659

Total liabilities	2,333,158	53,946

Stockholders' equity (deficit)
Preferred stock, $.001 par value; 25,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized;
66,813,997 shares issued and outstanding at December 31, 2011
49,000,000 shares issued and outstanding at December 31, 2010	66,814	49,000
Additional paid-in capital	6,138,916	31,000
Deficit accumulated during development stage	(5,731,246)	(133,946)

Total stockholders' equity (deficit)	474,484	(53,946)

Total liabilities and stockholders' equity (deficit)	$2,807,642	$-

The accompanying notes are an integral part of the financial statements

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			April 11, 2007
			(Inception Date)
	Year Ended December 31,		to December 31,
	2011	2010	2010
Revenue	$99,475	$-	$99,475
Cost of sales	49,932	-	49,932
Gross profit	49,543	-	49,543

General and administrative expenses	4,645,763	28,795	4,791,979
Loss from operations	(4,596,220)	(28,795)	(4,742,436)

OTHER INCOME (EXPENSE)
Interest expense	(24,971)	(230)	(25,201)
Value of warrants in excess of the amount of additional paid-in capital
received in the related private placement of restricted common stock	(2,405,303)		(2,405,303)
Decrease in fair value of warrants	4,101,743		4,101,743
Impairment charge - intellectual property	(2,662,000)		(2,662,000)
Amortization of deferred financing costs	(10,549)		(10,549)
Gain on forgiveness of debt	-	12,500	12,500
	(1,001,080)	12,270	(988,810)
	-	-	-
Net loss	$(5,597,300)	$(16,525)	$(5,731,246)

Weighted average number of common shares outstanding, basic and diluted	61,673,449	49,000,000

Basic and diluted net loss per share attributable to common stockholders	$(0.09)	$0.00

The accompanying notes are an integral part of the financial statements

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the period from April 11, 2007 (date of inception) to December 31, 2011

	Common Stock		-
	Shares	Amount $.001 par	Additional paid-in capital	Deficit accumulated during development stage	Total stockholders' equity (deficit)
Balance at April 11, 2007	-	$-	$-	$-	$-
Common stock issued for cash at $0.0002 per share	28,000,000	28,000	(23,000)		5,000
Common stock issued for cash at $0.004 per share	21,000,000	21,000	54,000		75,000
Net loss	-	-	-	(60,185)	(60,185)
Balance at December 31, 2007	49,000,000	49,000	31,000	(60,185)	19,815
Net loss	-	-	-	(17,928)	(17,928)
Balance at December 31, 2008	49,000,000	49,000	31,000	(78,113)	1,887
Net loss	-	-	-	(39,308)	(39,308)
Balance at December 31, 2009	49,000,000	49,000	31,000	(117,421)	(37,421)
Net loss	-	-	-	(16,525)	(16,525)
Balance at December 31, 2010	49,000,000	49,000	31,000	(133,946)	(53,946)

Issuance of 7,024,000 shares of Common Stock to Peak Wellness, Inc. as
part of the purchase price of intellectual property	7,024,000	7,024	3,504,976		3,512,000
Fair value of shares transferred from existing stockholder to the CEO in
connection with employment agreement	-	-	1,500,000		1,500,000
Proceeds from private placements of restricted common stock	8,334,997	8,335	2,472,165		2,480,500
Offering costs	-	-	(45,000)		(45,000)
Fair value of warrants issued to private placement investors	-	-	(2,432,365)		(2,432,365)
Shares issued for services	2,055,000	2,055	688,138		690,193
Annual vesting of options issued to directors and advisory board members	-	-	360,402		360,402
Shares issued in connection with debt	400,000	400	59,600		60,000
Net loss	-	-	-	(5,597,300)	(5,597,300)

Balance at December 31, 2011	66,813,997	$66,814	$6,138,916	$(5,731,246)	$474,484

The accompanying notes are an integral part of the financial statements

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW

			April 11, 2007
			(Inception Date)
	Year Ended December 31,		to December 31,
	2011	2010	2011
Cash Flows from Operating Activities
Net loss	$(5,597,300)	$(16,525)	$(5,731,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	276		276
Stock based compensation	2,550,595		2,550,595
Impairment charges	2,662,000		2,662,000
Derivatives charges and credits	(1,559,706)		(1,559,706)

Changes in operating assets and liabilities:
(Increase) in accounts receivable	(17,557)		(17,557)
(Increase) in inventories	(526,284)		(526,284)
(Increase) in prepaid expenses and other assets	(97,287)		(97,287)
Increase in accounts payable and accrued expenses	429,530	(19,565)	430,065
Net cash used in operating activities	(2,155,733)	(36,090)	(2,289,144)

Cash Flows from Investing Activities:
Acquisition of intellectual property	(450,000)		(450,000)
Acquisition of fixed assets	(3,024)		(3,024)
Net cash used in investing activities	(453,024)	-	(453,024)

Cash Flows from Financing Activities
Advances from related parties	87,023	35,945	140,434
Repayment of notes payable	(392,500)		(392,500)
Offering costs	(45,000)		(45,000)
Proceeds from issuance of stock to initial stockholders	-		80,000
Proceeds from issuance of notes	540,000		540,000
Proceeds from private placement of common stock	2,480,500		2,480,500
Net cash provided by financing activities	2,670,023	35,945	2,803,434

Net increase in cash	61,266	(145)	61,266
Cash at beginning of the period	-	145	-
Cash at end of the period	$61,266	$-	$61,266

The accompanying notes are an integral part of the financial statements

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)

			April 11, 2007
			(Inception Date)
	Year Ended December 31,		to December 31,
	2011	2010	2011
Supplemental Disclosure of Cash Flow Information:
Cash paid for franchise taxes	$800	$-	$800
Cash paid for interest	$-	$-	$-

Supplemental Disclosure of Non-Cash Transactions:
Offering costs paid by stockholder	$25,000	$-	$25,000
Conversion of stockholder loan into common stock	$2,744	$-	$2,744
Conversion of stockholder loan into capital - no shares issued	$22,256	$-	$22,256
Note payable - insurance financing	$42,500	$-	$42,500
Note issued for accounts payable	$-	$7,500	$7,500
Acquisition of intellectual property through note payable	$700,000	$-	$700,000
Financing costs through issuance of restricted common stock	$60,000	$-	$60,000

The accompanying notes are an integral part of the financial statements

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization & Business Activities

Atlas Therapeutics Corporation (the "Company") was incorporated under the laws of the State of Nevada on April 11, 2007 to provide mailing & shipping services. The Company changed its name to Atlas Therapeutics Corporation in May 2010. On February 25, 2011, the Company entered into an agreement to purchase certain intellectual property from Peak Wellness, Inc. (the "Acquisition"). Since the Acquisition, the Company’s business focus has been on the discovery, development and commercialization of therapeutic products, nutritional supplements and other technologies aimed at improving the health and performance of muscle tissue (see Note 8 – Intellectual Property Purchase Agreement). The Company has only realized revenues of $99,475 through December 31, 2011 and therefore is still considered a development stage company.

Continuation of the Company as a Going Concern

At December 31, 2011, the Company had cash of $61,266, accumulated losses since inception of $5,731,246 and a working capital deficit of $665,605. As of April 9, 2012, the Company had remaining cash of approximately $96,000, with current liabilities of approximately $1,000,000. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent both on achieving the projected sales growth of the Company's products and obtaining additional financing on terms acceptable to the Company. No adjustments have been made to the accompanying financial statements to reflect the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should the Company be unable to continue in existence.

Depreciation

The cost of property and equipment will be depreciated over the estimated useful life of 4 to 7 years. Depreciation is computed using the straight-line method when assets are placed in service.

Basis of Accounting and Principles of Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiary, Atlas Acquisition Corp. (formed on February 23, 2011 to facilitate the purchase of the intellectual property discussed in Note 8). All material intercompany balances and transactions have been eliminated.

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

Fair Value of Indefinite-Lived Intangible Assets

The Company's policy is to evaluate indefinite-lived intangible assets for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An intangible asset with an indefinite life (the intellectual property) is evaluated for possible impairment by comparing the fair value of the asset with its carrying value. Fair value is estimated as the discounted value of future revenues arising from a trademark using a royalty rate that an independent party would pay for use of that trademark. An impairment charge is recorded if the trademark's carrying value exceeds its estimated fair value. An impairment charge is recorded if the carrying value of the goodwill exceeds its implied fair value. See Note 8 for information related to impairment charges recorded in 2011 for indefinite-lived intellectual property intangible assets.

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Revenue Recognition

The Company recognizes revenue when products are shipped and collection is reasonably assured.

Inventories

Inventories are stated at the lower of cost or market, with cost generally determined on a first-in, first-out basis.

Advertising

The Company charges the costs of advertising to expense as incurred. The Company incurred $244,075 in advertising and promotional costs for the period ended December 31, 2011 and since its inception.

Fixed Assets

Fixed assets consists solely of office equipment and are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 7 years. Repair and maintenance costs are expensed as incurred. Depreciation expense for the year ended December 31, 2011 was $276.

Concentrations of Risk

The Company's bank accounts are deposited in insured institutions. From December 31, 2010 through December 31, 2012, all non-interest-bearing transaction accounts will be fully insured by the FDIC, regardless of the balance of the account and the ownership capacity of the funds. Since all of the Company's funds are deposited in a checking account which is considered a noninterest-bearing transaction account, all of its funds are currently insured regardless of the balance.

Equity Based Compensation

The Company accounts for equity-based compensation under the provisions of ASC 718-10 Compensation - Stock Compensation and ASC 505-50 Equity Based Payments to Non-Employees. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. For stock options and restricted stock that do not vest immediately but which contain only a service vesting feature, we recognize compensation cost on the unvested shares and options on a straight-line basis over the remaining vesting period, net of any projected forfeitures

The Company uses the Black-Scholes option-pricing model as its method of valuation for share-based compensation. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate. Equity-based compensation expense for awards to employees and non-employees recognized was $2,550,595 and $NIL for the years ended December 31, 2011 and 2010, respectively.

Comprehensive Loss

The Company had no items of other comprehensive income or expense for the years ended December 31, 2011 and 2010, respectively.  Accordingly, the Company's comprehensive loss and net loss are the same for all periods presented.

Segment Information

ASC 280, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for reporting information regarding operating segments in annual consolidated financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company operates in a single segment, internally reports the results of operations for that segment and the information disclosed herein materially represents all of the financial information related to the single operating segment.

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Fair Value Measurement

The Company adopted the provisions of ASC 820 “Fair Value Measurements and Disclosures” on January 1, 2009, the beginning of our 2009 fiscal year. ASC 820 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. As originally issued, it was effective for fiscal years beginning after November 15, 2007, with early adoption permitted. It does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments.

On February 12, 2008, the FASB allowed deferral of the effective date of ASC 820 for one year, as it relates to nonfinancial assets and liabilities. Accordingly, our adoption related only to financial assets and liabilities. Upon adoption ASC 820, there was no cumulative effect adjustment to beginning retained earnings and no impact on the consolidated financial statements as of December 31, 2010 and 2009, respectively.

Valuation techniques considered under ASC 820 techniques are based on observable and unobservable inputs. The ASC classifies these inputs into the following hierarchy:

Level 1 inputs are observable inputs and use quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date and are deemed to be most reliable measure of fair value.

Level 2 inputs are observable inputs and reflect assumptions that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Level 2 inputs includes 1) quoted prices for similar assets or liabilities in active markets, 2) quoted prices for identical or similar assets or liabilities in markets that are not active, 3) observable inputs such as interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, credits risks, default rates, and 4) market-corroborated inputs.

Level 3 inputs are unobservable inputs and reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances.

In October 2008, the FASB clarified the application of ASC 820 in determining the fair value of a financial asset when the market for that financial asset is not active.

The Company adopted the provisions of ASC 825, “The Fair Value Option for Financial Assets and Liabilities”, on January 1, 2009, the beginning of our 2009 fiscal year. ASC 825 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected are reported as a cumulative adjustment to beginning retained earnings.

Our intangible assets are valued and tested for impairment using Level 3 inputs (see Note 8). In the process of the valuation of the intangible asset, we determined that the carrying cost exceeded the fair value and we recorded an impairment charge and adjusted the balance of the asset to reflect the fair value.

Basic and Diluted Income (Loss) per Share

In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2011 and 2010, the Company’s stock equivalents were anti-dilutive and excluded in the diluted loss per share computation. The aggregate number of potentially dilutive warrants and options outstanding at December 31, 2011 were 9,534,997.

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company's financial statements. For the years ended December 31, 2011 and 2010, the Company did not recognize any interest or penalty expense related to income taxes. The Company files income tax returns in the U.S. federal jurisdiction and states in which it does business.

NOTE 2- PRIVATE PLACEMENTS OF RESTRICTED COMMON STOCK

During April 2007, the Company sold 28,000,000 (after adjusting for the 1 to 14 split) shares of its common stock to its founders for cash proceeds of $5,000. During December 2007, the company sold 21,000,000 (after adjusting for the 1 to 14 split) shares of its common stock in a private placement for cash of proceeds $75,000.

From February 25 through July 12, 2011, the Company issued an aggregate of 8,134,997 shares of common stock and warrants to purchase 8,134,997 shares of common stock to certain investors (the “Private Placements”). Each warrant has a three-year term and is exercisable at $0.60 per share (repriced at $.20 at December 2, 2011 due to the down round full ratchet anti dilution provision). The warrants are redeemable by the Company in the event the Company’s common stock exceeds $3.00 for twenty of thirty trading days. The Company granted piggy-back registration rights for the securities issued in the Private Placements.

On December 2, 2011, one investor purchased 200,000 shares for gross proceeds of $40,000 in a private placement. The subscription agreement for this private placement contained a "Purchase Price Protection" clause that grants the investor additional shares in the event of a private placement during the 10 month period from the date of the investment at a price per share less than the investor's purchase price. The additional shares shall be issued for no additional payment such that the total per share price paid by this investor will equal the amount paid by investors in such later private placement. As a result of the closing of the private placement on February 10, 2012 with a purchase price of $0.10 per share, the Company is required to issue an additional 200,000 shares to the investor.

The Company received aggregate gross proceeds of $2,480,500 from the private placements as follows:

Date	Shares	Gross Proceeds	Related Warrant Liability at Inception	Related Warrant Liability at December 31, 2011
February 25, 2011	4,766,666	$1,430,000	$2,350,251	$381,401
May 31, 2011	1,409,999	423,000	1,186,859	118,141
June 27, 2011	1,874,999	562,500	1,243,838	159,234
July 12, 2011	83,333	25,000	57,742	7,162
December 2, 2011	200,000	40,000	-	-
	8,334,997	$2,480,500	$4,838,690	$665,938

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010
The warrants are subject to full ratchet anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the $0.60 exercise price. The repricing event occurred twice since the warrants were issued, once to $0.20 at December 2, 2011 and again to $0.10 at February 10, 2012 as a result of private placements of restricted common stock. The warrants issued in this financing arrangement did not meet the conditions for equity classification and are required to be carried as a derivative liability, at fair value. Management estimates the fair value of the warrants on the inception dates, and subsequently at each reporting period, using the Black-Scholes option-pricing model, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to determine the fair value of freestanding warrants.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not believe that the adoption of any recently issued, but not yet effective, accounting standards will have a material effect on its financial position and results of operations.

NOTE 4 - ADVANCES, ACCOUNTS PAYABLE AND ACCRUED EXPENSES -  RELATED PARTIES

A former officer/director advanced an aggregate $45,911 to the Company in 2010 and 2009, which was the balance due at December 31, 2010.  In 2011, the Company accrued unpaid salaries due to officers under their employment agreements of $87,023. The aggregate balance due to all related parties for advances, accounts payable and accrued expenses at December 31, 2011 was $132,934. The advances and other amounts due are all non-interest bearing and due and payable upon demand.

NOTE 5 - NOTES AND LOANS PAYABLE

Convertible Notes Payable

On November 29, 2011, the Company received aggregate proceeds of $400,000 from two individuals ($150,000 of which was from a director of the Company) on notes payable bearing interest at 18%, due on May 29, 2012 and convertible into common stock at the rate of $0.20  per share or an adjusted lower rate determined by reference to a subsequent qualified financing. As additional consideration, the note holders were issued an aggregate of 400,000 shares of common stock valued at $0.15 per share for an aggregate of $60,000. The value of the shares issued were recorded as deferred financing costs and are being amortized over the 6 month term of the notes. The unamortized balance at December 31, 2011 was $49,451. For the year ended December 31, 2011, $10,549 was charged to expense.

Notes Payable to Director

A director loaned the Company $80,000, $60,000 of which is evidenced by an unsecured note payable which was due on October 29, 2011 and bears interest at 3%. None of the principal or interest have been paid to date.

Note Payable

On May 20, 2010, the Company issued a note for $7,500 bearing interest at 5% in exchange for Maremanno Corporation’s payment of $7,500 on an open account payable balance.  The note is due and payable upon demand. The principal balance of the note remained $7,500 at both December 31, 2011 and December 31, 2010. Accrued interest payable on this note was $982   and $230 as of December 31, 2011 and 2010, respectively.

Loan Payable

In November and December 2011, an unrelated party loaned the company an aggregate of $60,000, payable on demand without interest. The loan was repaid in February 2012.

Loan Payable to Officer

The Company owed $5,000 to its Chief Executive Officer for funds advanced by him for working capital. The loan bears no interest and is not evidenced by a note.

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

See Note 8 for a description of the terms of the note payable to Peak Wellness, Inc. for the acquisition of intellectual property.

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

NOTE 7 - WARRANTS AND OPTIONS

The following tables summarize warrants issued during the year ended December 31, 2011 to private placement stockholders and consultants. For the year ended December 31, 2010, no warrants were issued and no expense was recognized.

Grant Date	Number of Warrants	Exercise Price	Expiration Term in Years
February 25, 2011 (A)	4,766,666	$0.60	3
May 31, 2011 (A)	1,409,999	$0.60	3
June 27, 2011 (A)	1,874,999	$0.60	3
June 27, 2011 (B)	100,000	$1.00	2
July 12, 2011 (A)	83,333	$0.60	3
December 27, 2011 (B)	50,000	$1.00	2

(A) Private placement warrants (note that since these warrants are subject to down round full ratchet anti dilution provisions and based on the December 2, 2011 private placement of 200,000 shares at $0.20 per share, the exercise price adjusted to $0.20 until such later time as a lower down round would take place)

(B) Sponsorship agreement, including put option - see Note 10

Activity in warrants for each of the years ended December 31, 2011 and 2010 is summarized as follows:

	Shares Under Warrants	Weighted Average Exercise Price
Balance at January 1, 2010	-
Warrants granted	-
Warrants exercised	-
Warrants cancelled/expired	-
Balance at December 31, 2010	-
Warrants granted	8,284,997	$0.61
Warrants exercised	-
Warrants cancelled/expired	-
Balance at December 31, 2011	8,284,997	$0.61

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

The following table summarizes information about warrants outstanding and exercisable at December 31, 2011. As all warrants currently outstanding are fully and immediately vested at issuance, the information for both outstanding and exercisable are identical.

Warrants Outstanding and Exercisable
Range of Exercise Price	Warrants Outstanding and Exercisable	Weighted Average Remaining Contractual Life
$ 0.60 (A)	8,134,997	2.30
$ 1.00	150,000	1.66

(A) The exercise price decreased to $0.20 upon the closing of the December 2, 2011 private placement

The following table summarizes the assumptions used to value the warrants using the Black-Scholes option pricing model:

	Grant Date	Number of Warrants	Stock Price on Measurement Date	Exercise Price	Expected Term	Expected Volatility	Dividend Yield	Risk Free Rate
(A)	02/25/11	4,766,666	$0.500	$0.60	3.00	285.20%	0.00%	1.48%
(B)	Remeasurement		$0.105	$0.20	2.33	209.00%	0.00%	0.36%
(A)	05/31/11	1,409,999	$0.850	$0.60	3.00	208.89%	0.00%	0.79%
(B)	Remeasurement		$0.105	$0.20	2.59	209.00%	0.00%	0.36%
(A)	06/27/11	1,874,999	$0.670	$0.60	3.00	295.31%	0.00%	0.64%
(B)	Remeasurement		$0.105	$0.20	2.67	209.00%	0.00%	0.36%
(A)	07/12/11	83,333	$0.700	$0.60	3.00	278.00%	0.00%	0.42%
(B)	Remeasurement		$0.105	$0.20	2.75	209.00%	0.00%	0.36%
(C)	06/27/11	100,000	$0.670	$1.00	2.00	213.59%	0.00%	0.41%
(C)	12/23/11	50,000	$0.090	$1.00	2.00	209.00%	0.00%	0.28%
(A) Private placement warrants
(B) Remeasurement required at end of each period because of the down round full ratchet anti dilution provision
(C) Sponsorship agreement, including put option - see Note 10

In July and August 2011, the Company issued an aggregate of 1,250,000 options to purchase restricted common stock to directors and medical advisory board members (see Note 10).

Grant Date	Number of Options	Exercise Price	Expiration Term in Years
Dr. Louis Aronne - director - July 14, 2011	250,000	$0.64	10
Dr. Louis Aronne - medical advisory board - July 14, 2011	500,000	$0.64	10
Dr. Robert Hariri - director - July 26, 2011	250,000	$0.69	10
Dr.Peter Diamandis - director -August 15, 2011	250,000	$0.45	10

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

The following table summarizes the assumptions used to value the director/advisory board options using the Black-Scholes option pricing model:

Grant Date	Number of Options	Stock Price on Measurement Date	Exercise Price	Expected Term	Expected Volatility	Dividend Yield	Risk Free Rate
07/14/11	750,000	$0.640	$0.64	10.00	287.00%	0.00%	2.98%
07/26/11	250,000	$0.690	$0.69	10.00	285.00%	0.00%	2.99%
08/15/11	250,000	$0.450	$0.45	10.00	284.00%	0.00%	2.29%

Activity in stock options for each of the years ended December 31, 2011 and 2010 is summarized as follows:

	Shares Under Options	Weighted Average Exercise Price
Balance at January 1, 2010	-
Options granted	-
Options exercised	-
Options cancelled/expired	-
Balance at December 31, 2010	-
Options granted	1,250,000	$0.61
Options exercised	-
Options cancelled/expired	-
Balance at December 31, 2011	1,250,000	$0.61

At December 31, 2011, the weighted-average remaining term of the options was 9.56 years and the aggregate intrinsic value was nil because none of the options have a strike price below the quoted market price of the Company's shares. The aggregate unvested cost of the options at December 31, 2011 was $567,500.

The following table summarizes information about options outstanding and exercisable at December 31, 2011.

Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Range of Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life
$ 0.64	750,000	9.53	$0.64	208,333	9.53
$ 0.69	250,000	9.57	$0.69	83,333	9.57
$ 0.45	250,000	9.62	$0.45	83,333	9.62

NOTE 8 – INTELLECTUAL PROPERTY PURCHASE AGREEMENT

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

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

In connection with the Purchase Agreement, the Company issued a secured promissory note to Peak (the “Promissory Note”) in the amount of $700,000 with interest accruing at an interest rate of 3% per annum.  The Promissory Note is payable in two installments as follows: $350,000 plus accrued interest is due within 180 days after the closing date of the Agreement (originally August 25, 2011 but extended to the earlier of November 30, 2011 or the closing of a certain financing) and $350,000 plus accrued interest is due on the first anniversary of the closing date of the Agreement. The unpaid balance of the note at December 31, 2011 is $350,000 plus accrued interest of $10,771. The balance was paid in full in February 2012.

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

The Company completed its annual impairment testing for indefinite-lived intangible assets after the fourth quarter of 2011. Based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and projected revenues from sales of MYO-T12® and (iii) assumptions similar to those that market participants would make in valuing the Company's intangible assets, management determined that the carrying values of the intellectual property intangible assets exceeded its fair value. Accordingly, the Company recorded noncash impairment charges totaling $2,662,000 in the Consolidated Statement of Operations, reducing the MYO-T12 intellectual property asset to its fair value of $2,000,000.

NOTE 9 - INCOME TAXES

The Company has the following deferred tax assets and liabilities:

	December 31,
	2011	2010
Noncurrent assets and liabilities
Intellectual property	$1,038,000	$-
Net operating loss carryforwards	843,000	52,000
	1,881,000	52,000
Valuation allowance	(1,881,000)	(52,000)
Net deferred tax asset	$-	$-

The valuation allowance for the deferred tax asset increased by $1,829,000 for the year ended December 31, 2011.

The Company has net operating losses amounting to approximately $2,162,000 that expire in various periods through 2031. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, the current global economic crisis imposes additional profitability risks that are beyond the Company’s control. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the Company’s outstanding capital stock) has increased by more than 50 percentage points. Management intends to carefully monitor share ownership of 5% shareholders but cannot control the ownership changes occurring as a result of public trading of the Company’s Common Stock. Accordingly, there is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover.

The Company has no uncertain income tax positions.

The tax years ended December 31, 2007 through 2011 are open for examination by federal and state taxing authorities. The Company has not filed all required Federal and state income tax returns for years prior to 2010.

The statutory Federal income tax rate and the effective rate are reconciled as follows:

	Year Ended December 31,
	2011	2010
Statutory Federal income tax rate	34%	34%
State taxes, net of Federal tax benefit	5%	5%
Valuation allowance	(39)%	(39)%
Net deferred tax asset	-%	-%

NOTE 10 - COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS

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
December 31, 2011 and 2010

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

Sponsorship Agreement

On June 27, 2011, the Company entered into a one year agreement with a celebrity spokesperson pursuant to which the spokesperson agreed to perform certain services for the Company and granted the Company the worldwide right to use the spokesperson’s name and approved image in various media. The agreement provided for cash compensation of $150,000 in three equal installments of $50,000, all of which has been paid prior to December 31, 2011. Royalties at the rate of $0.50 per unit sold are payable for the term of the agreement and an additional 12 months thereafter.

The agreement also provided for the issuance of warrants to purchase 150,000 shares of common stock, 100,000 of which were issued upon signing of the agreement and 50,000 of were issued in December 2011. The warrants have a term of two years with an exercise price of $1.00 per share. The warrants further provide that in the event (a) the trading price of the common stock of the Company on its principal trading market does not exceed $2.00 within two years of issuance and (b) the Warrants were not exercised prior to such time, then the spokesperson shall have the right to sell any unexercised portion of the Warrants to the Company in exchange for $1.00 for each share of common stock underlying the unexercised portion of the Warrants.

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

The 100,000 warrants issued upon execution of the agreement and the 50,000 issued in December 2011 were valued at $88,600 and $48,050, respectively, using a Black-Scholes option pricing model and determining that the put option was the predominant feature of the instrument.

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

The director agreement provides for compensation in the form of 100,000 shares of restricted common stock vesting in five equal annual installments commencing on execution of the agreement and an option to purchase 250,000 shares of common stock at an exercise price of $.64 for 10 years vesting over a period of 3 years, the first installment of which vested immediately. Upon a Change of Control, the unvested shares and the option will vest immediately. The advisory board agreement has a term of 5 years and provides for the issuance of 500,000 shares vesting in five equal annual installments commencing July 14, 2012 and an option to purchase 500,000 shares at $.64 per share vesting in four equal annual installments, and the first installment vested immediately upon the execution of the agreement.  Upon a Change of Control, all unvested option shall immediately vest.

Dr. Robert Hariri:

On July 26, 2011, the Company entered into an agreement with Dr. Robert Hariri to be a member of the Board of Directors. The director agreement provides for 100,000 shares of restricted common stock vesting in five equal annual installments (the first installment of which vested immediately) and an option to purchase 250,000 shares of common stock at an exercise price of $.69 for 10 years vesting over a period of 3 years, the first installment of which vested immediately. Upon a Change of Control, the unvested shares and the option shall immediately vest.

Dr. Peter Diamandis:

On August 15, 2011, the Company entered into an agreement with Dr. Peter Diamandis to be a member of the Board of Directors. The director agreement provides for 100,000 shares of restricted common stock vesting in five equal annual installments commencing (the first installment of which vested immediately) and an option to purchase 250,000 shares of common stock at an exercise price of $.45 for 10 years vesting over a period of 3 years, the first installment of which vested immediately. Upon a Change of Control, the unvested shares and the option shall immediately vest.

Stock-Based Compensation:

We do not have a formal stock compensation plan. Although we do not have a formal plan, we do grant restricted common stock awards to consultants from time to time. Additionally, during the year ended December 31, 2011, we granted options to directors to acquire an aggregate of 1,250,000 shares of restricted common stock, of which 374,999 have vested and 875,001 remain unvested at December 31, 2011. The vesting terms range from 3 to 4 years and the options have a weighted average remaining term of 2 years and a weighted average exercise price of $.66 per share.

During the year ended December 31, 2011, the Company issued an aggregate of 2,055,000 shares of restricted common stock to consultants for services. The shares issued were valued at trading prices on the date of issuance ranging from $.09 to $.45 per share for an aggregate charge of $690,193.

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 11 - SUBSEQUENT EVENTS

Employment Agreement - Peter Levy

On February 10, 2012, the Company entered into an employment agreement (the “Agreement”) with Peter Levy, age 51, pursuant to which Mr. Levy will serve as the Company’s Chief Operating Officer and Executive Vice President.

Pursuant to the terms of the Agreement, Mr. Levy will work for the Company on a full-time basis and will receive an annual base salary of $200,000.  Mr. Levy will be entitled to such bonus compensation (e.g. cash, stock or other property) as determined by the Company’s board of directors in its sole discretion. In addition, Mr. Levy was granted 500,000 shares of the Company’s common stock, which shares will vest semi-annually commencing on August 10, 2012. The term of the Agreement is two years, and the Agreement will automatically renew for successive two-year periods, unless a notice of non-renewal is provided by either party within 60 days prior to the expiration date of the term.

In the event Mr. Levy’s employment with the Company is terminated as a result of his death, his estate will be entitled to receive any accrued and unpaid compensation through the date of termination and certain benefits for six months following the date of termination. In addition, all of his unvested options will expire immediately and any vested options will expire twelve months following the date of termination.  In the event Mr. Levy’s employment with the Company is terminated as a result of a disability, he will be entitled to receive his base salary for six months following the date of termination and certain benefits for twelve months following the date of termination. In addition, all of his unvested options will expire immediately and any vested options will expire twelve months following the date of termination.

In the event Mr. Levy’s employment with the Company is terminated for any reason other than death or disability, he will be entitled to receive any accrued and unpaid compensation through the date of termination. If he is terminated without cause (as defined in the Agreement) or resigns for good reason (as defined in the Agreement), all of his unvested options will vest immediately and any vested options will expire twelve months following the date of termination. If Mr. Levy is terminated for cause, all unvested options will expire immediately and any vested options will expire three months following the date of termination. In lieu of any severance payment, Mr. Levy is entitled to receive $40,000 on the effective date of the Agreement.

Offering of Unregistered Securities

During February and March 2012, the Company issued an aggregate of 10,250,000 shares of restricted common stock to certain investors in a private placement and received aggregate gross proceeds of $1,025,000. The securities are subject to piggyback registration rights under the subscription agreements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ATLAS THERAPEUTICS CORPORATION

Date: April 11, 2012	By:	/s/ J.B. Bernstein
Name: J.B. Bernstein
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title(s)	Date

/s/ J.B. Bernstein	Chief Executive Officer and Director	April 11, 2012
J.B. Bernstein	(Principal Executive Officer and Principal Financial Officer)

/s/ Dr. Robert J. Hariri	Director	April 11, 2012
Dr. Robert J. Hariri

/s/ Dr. Louis Aronne	Director	April 11, 2012
Dr. Louis Aronne

/s/ Dr. Peter Diamandis	Director	April 11, 2012
Dr. Peter Diamandis