Form 10-Q
period 2012-03-31
Atlas Therapeutics Corp
filed 2012-05-15
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: March 31, 2012

or

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 Commission File No. 000-53298

ATLAS THERAPEUTICS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	90-0772394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Horsehill Road, Suite 106
Cedar Knolls, NJ. 07927
(Address of Principal Executive Offices)

(973) 509-0444
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

As of May 1, 2012, the registrant had 79,938,997 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash	$171,732	$61,266
Accounts receivable	1,552	17,557
Inventories	517,729	526,284
Deferred financing cost	15,451	49,451
Prepaid expenses and other current assets	186,876	140,336
Total current assets	893,340	794,894

Fixed assets, net of accumulated depreciation of $489	3,760	2,748
Intellectual property	2,000,000	2,000,000
Security deposits	-	10,000

Total assets	$2,897,100	$2,807,642

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$274,291	$411,665
Note payable for acquisition of intellectual property	-	350,000
Convertible notes payable	400,000	400,000
Accrued interest	26,267	18,400
Accounts payable and accrued expenses - related parties	120,295	132,934
Loans payable	-	60,000
Notes payable - directors	99,500	80,000
Note payable	7,500	7,500
Total current liabilities	927,853	1,460,499

Derivatives liability	894,098	872,659

Total liabilities	1,821,951	2,333,158

Stockholders' equity
Preferred stock, $.001 par value; 25,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized;
77,588,997 shares issued and outstanding at March 31, 2012
66,813,997 shares issued and outstanding at December 31, 2011	77,589	66,814
Additional paid-in capital	7,227,657	6,138,916
Deficit accumulated during development stage	(6,230,097)	(5,731,246)

Total stockholders' equity	1,075,149	474,484

Total liabilities and stockholders' equity	$2,897,100	$2,807,642

The accompanying notes are an integral part of the financial statements

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			April 11, 2007
			(Inception Date)
	Three Months Ended March 31,		to March 31,
	2012	2011	2012
Revenue	$24,541	$-	$124,016
Cost of sales	8,556	-	58,488
Gross profit	15,985	-	65,528

General and administrative expenses	439,009	1,711,266	5,230,988
Loss from operations	(423,024)	(1,711,266)	(5,165,460)

OTHER INCOME (EXPENSE)
Interest expense	(23,748)	(2,259)	(48,949)
Value of warrants in excess of the amount of additional paid-in capital
received in the related private placement of restricted common stock			(2,405,303)
Change in fair value of warrants	(18,079)	(460,000)	4,083,664
Impairment charge - intellectual property			(2,662,000)
Amortization of deferred financing costs	(34,000)		(44,549)
Gain on forgiveness of debt			12,500
	(75,827)	(462,259)	(1,064,637)
Net loss	$(498,851)	$(2,173,525)	$(6,230,097)

Weighted average number of common shares outstanding, basic and diluted	71,495,865	53,454,523

Basic and diluted net loss per share attributable to common stockholders	$(0.01)	$(0.04)

The accompanying notes are an integral part of the financial statements

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the period from April 11, 2007 (date of inception) to March 31, 2012

	Common Stock		-
	Shares	Amount $.001 par	Additional paid-in capital	Deficit accumulated during development stage	Total stockholders' equity (deficit)
Balance at April 11, 2007	-	$-	$-	$-	$-
Common stock issued for cash at $0.0002 per share	28,000,000	28,000	(23,000)		5,000
Common stock issued for cash at $0.004 per share	21,000,000	21,000	54,000		75,000
Net loss				(60,185)	(60,185)
Balance at December 31, 2007	49,000,000	49,000	31,000	(60,185)	19,815
Net loss				(17,928)	(17,928)
Balance at December 31, 2008	49,000,000	49,000	31,000	(78,113)	1,887
Net loss				(39,308)	(39,308)
Balance at December 31, 2009	49,000,000	49,000	31,000	(117,421)	(37,421)
Net loss				(16,525)	(16,525)
Balance at December 31, 2010	49,000,000	49,000	31,000	(133,946)	(53,946)
Issuance of 7,024,000 shares of Common Stock to Peak Wellness, Inc. as part of the purchase price of intellectual property	7,024,000	7,024	3,504,976		3,512,000
Fair value of shares transferred from existing stockholder to the CEO in connection with employment agreement			1,500,000		1,500,000
Proceeds from private placements of restricted common stock	8,334,997	8,335	2,472,165		2,480,500
Offering costs			(45,000)		(45,000)
Fair value of warrants issued to private placement investors			(2,432,365)		(2,432,365)
Shares issued for services	2,055,000	2,055	688,138		690,193
Vesting of options and shares issued to directors and advisory board members			360,402		360,402
Shares issued in connection with debt	400,000	400	59,600		60,000
Net loss				(5,597,300)	(5,597,300)
Balance at December 31, 2011	66,813,997	66,814	6,138,916	(5,731,246)	474,484
Proceeds from private placements of restricted common stock	10,250,000	10,250	1,014,750		1,025,000
Shares issued to COO, not vested	500,000	500	(500)		-
Shares issued for service	25,000	25	2,250		2,275
Vesting of options and shares issued to directors and advisory board members			72,241		72,241
Net loss				(498,851)	(498,851)
Balance at March 31, 2012	77,588,997	$77,589	$7,227,657	$(6,230,097)	$1,075,149

The accompanying notes are an integral part of the financial statements

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW

			April 11, 2007
			(Inception Date)
	Three Months Ended March 31,		to March 31,
	2012	2011	2012

Cash Flows from Operating Activities

Net loss	$(498,851)	$(2,173,525)	$(6,230,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	212	26	488
Stock based compensation	74,516	1,500,000	2,625,111
Impairment charges			2,662,000
Derivatives charges and credits	21,439	460,000	(1,538,267)

Changes in operating assets and liabilities
(Increase) in accounts receivable	16,005		(1,552)
(Increase) in inventories	8,555		(517,729)
(Increase) in deferred financing cost	34,000		34,000
(Increase) in prepaid expenses and other assets	(46,540)	(167,342)	(143,827)
Increase in accounts payable and accrued expenses	(129,507)	14,998	300,558
Net cash used in operating activities	(520,171)	(365,843)	(2,809,315)

Cash Flows from Investing Activities

Acquisition of intellectual property		(450,000)	(450,000)
Acquisition of fixed assets	(1,224)	(1,569)	(4,248)
Decrease in security deposits	10,000		10,000
Net cash used in investing activities	8,776	(451,569)	(444,248)

Cash Flows from Financing Activities

(Repayments to) advances from related parties	(53,139)		87,295
Repayment of notes payable	(350,000)		(742,500)
Insurance financing note		(10,487)
Offering costs			(45,000)
Proceeds from issuance of stock to initial stockholders			80,000
Proceeds from issuance of notes			540,000
Proceeds from private placement of common stock	1,025,000	1,427,256	3,505,500
Net cash provided by financing activities	621,861	1,416,769	3,425,295

Net increase in cash	110,466	599,357	171,732
Cash at beginning of the period	61,266	-	-
Cash at end of the period	$171,732	$599,357	$171,732

The accompanying notes are an integral part of the financial statements

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)

			April 11, 2007
			(Inception Date)
	Year Ended March 31,		to December 31,
	2012	2011	2012
Supplemental Disclosure of Cash Flow Information:

Cash paid for franchise taxes	$1,550	$800	$2,350

Cash paid for interest	$-	$-	$-

Supplemental Disclosure of Non-Cash Transactions:

Offering costs paid by stockholder	$-	$25,000	$25,000

Conversion of stockholder loan into common stock	$-	$2,744	$2,744

Conversion of stockholder loan into capital - no shares issued	$-	$22,256	$22,256

Note payable - insurance financing	$-	$42,500	$42,500

Note issued for accounts payable	$-	$-	$7,500

Acquisition of intellectual property through note payable	$-	$700,000	$700,000

Financing costs through issuance of restricted common stock	$-	$-	$60,000

The accompanying notes are an integral part of the financial statements

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization & Business Activities
Atlas Therapeutics Corporation (the "Company") was incorporated under the laws of the State of Nevada on April 11, 2007 to provide mailing & shipping services. The Company changed its name to Atlas Therapeutics Corporation in May 2010. On February 25, 2011, the Company entered into an agreement to purchase certain intellectual property from Peak Wellness, Inc. (the "Acquisition"). Since the Acquisition, the Company’s business focus has been on the discovery, development and commercialization of therapeutic products, nutritional supplements and other technologies aimed at improving the health and performance of muscle tissue (see Note 8 – Intellectual Property Purchase Agreement). The Company has only realized revenues of $124,016 through March 31, 2012 and therefore is still considered a development stage company.

Continuation of the Company as a Going Concern
At March 31, 2012, the Company had cash of $171,732, accumulated losses since inception of $6,230,097 and a working capital deficit of $34,513. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent both on achieving the projected sales growth of the Company's products and obtaining additional financing on terms acceptable to the Company. No adjustments have been made to the accompanying financial statements to reflect the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should the Company be unable to continue in existence.

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
March 31, 2012 and 2011

Revenue Recognition
The Company recognizes revenue when products are shipped and collection is reasonably assured.

Inventories
Inventories are stated at the lower of cost or market, with cost generally determined on a first-in, first-out basis.

Advertising
The Company charges the costs of advertising to expense as incurred. The Company incurred $1,000 of advertising and promotional costs for the period ended March 31, 2012 and $237,599 since its inception.

Fixed Assets
Fixed assets consists solely of office equipment and are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 7 years. Repair and maintenance costs are expensed as incurred. Depreciation expense for the period ended March 31, 2012 was $212.

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

Equity Based Compensation
The Company accounts for equity-based compensation under the provisions of ASC 718-10 Compensation - Stock Compensation and ASC 505-50 Equity Based Payments to Non-Employees. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. For stock options and restricted stock that do not vest immediately but which contain only a service vesting feature, we recognize compensation cost on the unvested shares and options on a straight-line basis over the remaining vesting period, net of any projected forfeitures

The Company uses the Black-Scholes option-pricing model as its method of valuation for share-based compensation. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate. Equity-based compensation expense for awards to employees and non-employees recognized was $74,516 and $1,500,000 for the periods ended March 31, 2012 and 2011, respectively.

Comprehensive Loss
The Company had no items of other comprehensive income or expense for the years ended March 31, 2012 and 2011, respectively.  Accordingly, the Company's comprehensive loss and net loss are the same for all periods presented.

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
March 31, 2012 and 2011

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

Our intangible assets are valued and tested for impairment using Level 3 inputs (see Note 8). In the process of the valuation of the intangible asset, we determined that the carrying cost exceeded the fair value at December 31, 2011 and we recorded an impairment charge and adjusted the balance of the asset to reflect the fair value.

Basic and Diluted Income (Loss) per Share
In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2012 and 2011, the Company’s stock equivalents were anti-dilutive and excluded in the diluted loss per share computation. The aggregate number of potentially dilutive warrants and options outstanding at March 31, 2012 were 9,534,997.

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

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

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company's financial statements. For the years ended March 31, 2012 and 2011, the Company did not recognize any interest or penalty expense related to income taxes. The Company files income tax returns in the U.S. federal jurisdiction and states in which it does business.

NOTE 2- PRIVATE PLACEMENTS OF RESTRICTED COMMON STOCK

During April 2007, the Company sold 28,000,000 (after adjusting for the 1 to 14 split) shares of its common stock to its founders for cash proceeds of $5,000. During December 2007, the company sold 21,000,000 (after adjusting for the 1 to 14 split) shares of its common stock in a private placement for cash of proceeds $75,000.

From February 25 through July 12, 2011, the Company issued an aggregate of 8,134,997 shares of common stock and warrants to purchase 8,134,997 shares of common stock to certain investors (the “Private Placements”). Each warrant has a three-year term and is exercisable at $0.60 per share (currently at $.10 due to the triggering of a down round full ratchet anti dilution provision). The warrants are redeemable by the Company in the event the Company’s common stock exceeds $3.00 for twenty of thirty trading days. The Company granted piggy-back registration rights for the securities issued in the Private Placements.

On December 2, 2011, one investor purchased 200,000 shares for gross proceeds of $40,000 in a private placement. The subscription agreement contains a "Purchase Price Protection" clause that grants the investor additional shares in the event of a private placement during the 10 month period from the date of the investment at a price per share less than the investor's purchase price. The additional shares shall be issued for no additional payment such that the total per share price paid by this investor will equal the amount paid by investors in such later private placement.

During February and March 2012, the Company issued an aggregate of 10,250,000 shares of restricted common stock to certain investors in a private placement and received aggregate gross proceeds of $1,025,000. The securities are subject to piggyback registration rights.

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

The Company received aggregate gross proceeds of $3,505,500 from the private placements as follows:

Date	Shares	Gross Proceeds	Related Warrant Liability at Inception	Related Warrant Liability at March 31, 2012
February 25, 2011	4,766,666	$1,430,000	$2,350,251	$435,845
May 31, 2011	1,409,999	423,000	1,186,859	132,642
June 27, 2011	1,874,999	562,500	1,243,838	178,009
July 12, 2011	83,333	25,000	57,742	7,592
December 2, 2011	200,000	40,000	-	-
February 10, 2012	3,250,000	325,000	-	-
February 14, 2012	4,000,000	400,000	-	-
March 7, 2012	1,000,000	100,000	-	-
March 15, 2012	1,750,000	175,000	-	-
March 22, 2012	250,000	25,000	-	-
	18,584,997	$3,505,500	$4,838,690	$754,088

The warrants are subject to full ratchet anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the $0.60 exercise price. Repricing events occurred twice since the warrants were issued, once to $0.20 on December 2, 2011 and again to $0.10 on February 10, 2012 as a result of private placements of restricted common stock. The warrants issued in this financing arrangement did not meet the conditions for equity classification and are required to be carried as a derivative liability, at fair value. Management estimates the fair value of the warrants on the inception dates, and subsequently at each reporting period, using the Black-Scholes option-pricing model, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to determine the fair value of freestanding warrants.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not believe that the adoption of any recently issued, but not yet effective, accounting standards will have a material effect on its financial position and results of operations.

NOTE 4 - ADVANCES, ACCOUNTS PAYABLE AND ACCRUED EXPENSES -  RELATED PARTIES

A former officer/director advanced an aggregate $45,911 to the Company in 2010 and 2009, which was the balance due at December 31, 2011. The aggregate balance due to all related parties for advances, accounts payable and accrued expenses at March 31, 2012 was $120,295. The advances and other amounts due are all non-interest bearing and due and payable upon demand.

NOTE 5 - NOTES AND LOANS PAYABLE

Convertible Notes Payable
On November 29, 2011, the Company received aggregate proceeds of $400,000 from two individuals ($150,000 of which was from a director of the Company) on notes payable bearing interest at 18%, due on May 29, 2012 and convertible into common stock at the rate of $0.20  per share or an adjusted lower rate determined by reference to a subsequent qualified financing. As additional consideration, the note holders were issued an aggregate of 400,000 shares of common stock valued at $0.15 per share for an aggregate of $60,000. The value of the shares issued were recorded as deferred financing costs and are being amortized over the 6 month term of the notes. The unamortized balances were  $15,451 at March 31, 2012 and $49,451 at December 31, 2011. Related amortization expense was $34,000 for the three months ended March 31, 2012.

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

Notes Payable to Director
A director loaned the Company $99,500, of which $60,000 was advanced on September 29, 2011and is evidenced by an unsecured note payable which was due on October 29, 2011 bearing interest at 3%; $10,000 was advanced in December 2011 for direct payment to a vendor and $19,500 was advanced in January 2012 for direct payments to vendors. None of the principal or interest have been paid to date.

Note Payable
On May 20, 2010, the Company issued a note for $7,500 bearing interest at 5% in exchange for Maremanno Corporation’s payment of $7,500 on an open account payable balance.  The note is due and payable upon demand. The principal balance of the note remained $7,500 at both March 31, 2012 and December 31, 2011. Accrued interest payable on this note was $1,170 and $982 as of March 31, 2012 and December 31, 2011, respectively.

Loan Payable
In November and December 2011, an unrelated third party loaned the company an aggregate of $60,000, payable on demand without interest. The loan was repaid in February 2012.

Loan Payable to Officer
The Company owed $5,000 to its former Chief Executive Officer for funds advanced by him for working capital. The loan bears no interest and is not evidenced by a note. The loan was repaid in April 2012.

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

NOTE 7 - WARRANTS AND OPTIONS

The following tables summarize warrants issued during the year ended December 31, 2011 to private placement stockholders and consultants. For the quarter ended March 31, 2012, no warrants were issued and no expense was recognized.

Grant Date	Number of Warrants	Exercise Price Original/Repriced	Expiration Term in Years
February 25, 2011 (A)	4,766,666	$0.60 /$0.10	3
May 31, 2011 (A)	1,409,999	$0.60/$0.10	3
June 27, 2011 (A)	1,874,999	$0.60/$0.10	3
June 27, 2011 (B)	100,000	$1.00	2
July 12, 2011 (A)	83,333	$0.60/$0.10	3
December 27, 2011 (B)	50,000	$1.00	2

(A) Private placement warrants (these warrants are subject to down round full ratchet anti dilution provisions and based on the 2012 private placements at $0.10 per share, the exercise price has been adjusted to $0.10 until such later time as a lower down round offering takes place)

(B) Sponsorship agreement, including put option - see Note 10

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

Activity in warrants for each of the year ended December 31, 2011 and the three months  ended March 31, 2012 is summarized as follows:

	Shares Under Warrants	Weighted Average Exercise Price Original/Repriced
Balance at January 1, 2011	-
Warrants granted	8,284,997	$0.61/$0.10
Warrants exercised	-
Warrants cancelled/expired	-
Balance at December 31, 2011	8,284,997	$0.61/$0.10
Warrants granted	-
Warrants exercised	-
Warrants cancelled/expired	-
Balance at March 31, 2012	8,284,997	$0.61/$0.10

The following table summarizes information about warrants outstanding and exercisable at March 31, 2012. As all warrants currently outstanding are fully and immediately vested at issuance, the information for both outstanding and exercisable are identical.

Warrants Outstanding and Exercisable
Range of Exercise Price	Warrants Outstanding and Exercisable	Weighted Average Remaining Contractual Life
$0.60 (A)	8,134,997	2.30
$1.00	150,000	1.66

(A) The exercise price decreased to $0.10 in 2012 upon the closing of the private placements

The following table summarizes the assumptions used to value the warrants using the Black-Scholes option pricing model:

	Grant Date	Number of Warrants	Stock Price on Measurement Date	Exercise Price	Expected Term	Expected Volatility	Dividend Yield	Risk Free Rate
(A)	02/25/11	4,766,666	$0.500	$0.60	3.00	285.20%	0.00%	1.48%
(B)	Remeasurement		$0.110	$0.10	1.92	195.00%	0.00%	0.51%
(A)	05/31/11	1,409,999	$0.850	$0.60	3.00	208.89%	0.00%	0.79%
(B)	Remeasurement		$0.110	$0.10	2.17	195.00%	0.00%	0.51%
(A)	06/27/11	1,874,999	$0.670	$0.60	3.00	295.31%	0.00%	0.64%
(B)	Remeasurement		$0.110	$0.10	2.25	195.00%	0.00%	0.51%
(A)	07/12/11	83,333	$0.700	$0.60	3.00	278.00%	0.00%	0.42%
(B)	Remeasurement		$0.110	$0.10	2.33	195.00%	0.00%	0.51%
(C)	06/27/11	100,000	$0.670	$1.00	2.00	213.59%	0.00%	0.41%
(C)	12/23/11	50,000	$0.090	$1.00	2.00	209.00%	0.00%	0.28%

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

(A) Private placement warrants
(B) Remeasurement required at end of each period because of the down round full ratchet anti dilution provision
(C) Sponsorship agreement, including put option - see Note 10

In July and August 2011, the Company issued an aggregate of 1,250,000 options to purchase restricted common stock to the following directors and medical advisory board members (see Note 10).

Grant Date	Number of Options	Exercise Price	Expiration Term in Years
Dr. Louis Aronne - director - July 14, 2011	250,000	$0.64	10
Dr. Louis Aronne - medical advisory board - July 14, 2011	500,000	$0.64	10
Dr. Robert Hariri - director - July 26, 2011	250,000	$0.69	10
Dr.Peter Diamandis - director -August 15, 2011	250,000	$0.45	10

The following table summarizes the assumptions used to value the director/advisory board options using the Black-Scholes option pricing model:

Grant Date	Number of Options	Stock Price on Measurement Date	Exercise Price	Expected Term	Expected Volatility	Dividend Yield	Risk Free Rate
07/14/11	750,000	$0.640	$0.64	10.00	287.00%	0.00%	2.98%
07/26/11	250,000	$0.690	$0.69	10.00	285.00%	0.00%	2.99%
08/15/11	250,000	$0.450	$0.45	10.00	284.00%	0.00%	2.29%

Activity in stock options for each of the year ended December 31, 2011 and quarter ended March 31, 2012 is summarized as follows:

	Shares Under Options	Weighted Average Exercise Price
Balance at January 1, 2011	-
Options granted	1,250,000	$0.61
Options exercised	-
Options cancelled/expired	-
Balance at December 31, 2011	1,250,000	$0.61
Options granted	-
Options exercised	-
Options cancelled/expired	-
Balance at March 31, 2012	1,250,000	$0.61

At March 31, 2012, the weighted-average remaining term of the options was 9.32 years and the aggregate intrinsic value was nil because none of the options have a strike price below the quoted market price of the Company's shares. The aggregate unvested cost of the options at March 31, 2012 was $567,500.

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

The following table summarizes information about options outstanding and exercisable at March 31, 2012.
Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Range of Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life
$0.64	750,000	9.29	$0.64	208,333	9.29
$0.69	250,000	9.33	$0.69	83,333	9.33
$0.45	250,000	9.38	$0.45	83,333	9.38

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

In connection with the Purchase Agreement, the Company issued a secured promissory note to Peak (the “Promissory Note”) in the amount of $700,000 with interest accruing at an interest rate of 3% per annum.  The Promissory Note was payable in two installments as follows: $350,000 plus accrued interest was due within 180 days after the closing date of the Agreement (originally August 25, 2011 but extended to the earlier of November 30, 2011 or the closing of a certain financing and paid on November 29, 2011) and $350,000 plus accrued interest was due on the first anniversary of the closing date of the Agreement and paid on February 21, 2012.

In connection with the Purchase Agreement and the Promissory Note, the Company entered into a security agreement with Peak to secure the payments due under the Promissory Note (the “Security Agreement”). Pursuant to the Security Agreement, the Company granted Peak a continuing security interest in the assets purchased from Peak. The Security Agreement also secured all of the Company’s obligations to Peak, whether related or unrelated to the Promissory Note. The security interest was released in February 2012 upon payment of the final installment of the Promissory Note. On the closing date of the Acquisition, new officers and a new director were appointed to serve the Company.

The Company completed its annual impairment testing for indefinite-lived intangible assets after the fourth quarter of 2011. Based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and projected revenues from sales of MYO-T12® and (iii) assumptions similar to those that market participants would make in valuing the Company's intangible assets, management determined that the carrying values of the intellectual property intangible assets exceeded its fair value. Accordingly, the Company recorded noncash impairment charges totaling $2,662,000 in the Consolidated Statement of Operations for the year ended December 31, 2011, reducing the MYO-T12 intellectual property asset to its fair value of $2,000,000.

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

NOTE 9 - INCOME TAXES

The Company has the following deferred tax assets and liabilities:

	March 31, 2012	December 31, 2011
Noncurrent assets and liabilities
Intellectual property	$1,038,000	$1,038,000
Net operating loss carryforwards	962,000	843,000
	2,000,000	1,881,000
Valuation allowance	(2,000,000)	(1,881,000)
Net deferred tax asset	$-	$-

The valuation allowance for the deferred tax asset increased by $119,000 for the quarter ended March 31, 2012.

The Company has net operating losses amounting to approximately $2,600,000 that expire in various periods through 2031. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, the current global economic crisis imposes additional profitability risks that are beyond the Company’s control. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

The statutory federal income tax rate and the effective rate are reconciled as follows:

	March 31, 2012	December 31, 2011
Statutory federal income tax rate	34%	34%
State taxes, net of federal tax benefit	5%	5%
Valuation allowance	(39)%	(39)%
Net deferred tax asset	-%	-%

NOTE 10 - COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS

Employment Agreements:

J.B. Bernstein: On February 25, 2011, the Company entered into an employment agreement with J.B. Bernstein, pursuant to which Mr. Bernstein served as Chief Executive Officer of the Company. The employment agreement was amended effective as of March 1, 2011.  On April 30, 2012, J.B. Bernstein resigned from his positions as President and Chief Executive Officer and

ATLAS THERAPEUTICS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2012 and 2011

as a member of the Company’s board of directors. In connection with his resignation, Mr. Bernstein entered into a consulting agreement with the Company (the “Consulting Agreement”), pursuant to which Mr. Bernstein will be entitled to a consulting fee of $5,000 per month during the six-month term of the Consulting Agreement. The Consulting Agreement also includes confidentiality and non-competition obligations and provisions for intellectual property assignments by Mr. Bernstein.

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

Peter A. Levy: On February 10, 2012, the Company entered into an employment agreement (the “Agreement”) with Peter Levy, age 51, pursuant to which Mr. Levy will serve as the Company’s Chief Operating Officer and Executive Vice President.

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
March 31, 2012 and 2011

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

Sponsorship Agreement
On June 27, 2011, the Company entered into a one year agreement with a celebrity spokesperson pursuant to which the spokesperson agreed to perform certain services for the Company and granted the Company the worldwide right to use the spokesperson’s name and approved image in various media. The agreement provided for cash compensation of $150,000 in three equal installments of $50,000, all of which has been paid prior to March 31, 2012. Royalties at the rate of $0.50 per unit sold are payable to the spokesperson for the term of the agreement and an additional 12 months thereafter.

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

The 100,000 warrants issued upon execution of the agreement and the 50,000 warrants issued in December 2011 were valued at $88,600 and $48,050, respectively, using a Black-Scholes option pricing model and determining that the put option was the predominant feature of the instrument.

Investor Relations Consulting Agreement
On July 5, 2011, the Company entered into an investor relations agreement for a term of 6 months for a total fee of $250,000. The fee was paid in June 2011 and was charged to operations during the year ended December 31, 2011.

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
March 31, 2012 and 2011

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

Stock-Based Compensation
We do not have a formal stock compensation plan. Although we do not have a formal plan, we do grant restricted common stock awards to consultants from time to time. Additionally, during the year ended December 31, 2011, we granted options to directors to acquire an aggregate of 1,250,000 shares of restricted common stock, of which 374,999 have vested and 875,001 remain unvested at March 31, 2012. The vesting terms range from 3 to 4 years and the options have a weighted average remaining term of 2 years and a weighted average exercise price of $.66 per share.

During the period ended March 31, 2012, the Company issued an aggregate of 525,000 shares of restricted common stock to consultants and an officer for services. The 500,000 shares issued to an officer do not commence vesting until July 2012. The shares issued were valued at trading prices on the date of issuance of $.09 per share for an aggregate charge of $2,275.

NOTE 11 - SUBSEQUENT EVENT

Offering of Unregistered Securities
In April 2012, the Company issued an aggregate of 1,000,000 shares of restricted common stock to one investor in a private placement and received aggregate gross proceeds of $100,000. The securities are subject to piggyback registration rights.

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

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011
We are a development stage company that has generated minimal revenues. From inception to March 31, 2012, we only generated revenues of $124,016 and have a cumulative net loss of $6,230,097.  In order to continue as a going concern and achieve a profitable level of operations, we will need, among other things, additional capital resources and to develop a consistent source of revenues.  At this point, we believe that the best use of any additional funding would be to substantially increase advertising and other marketing efforts. We believe we have developed the infrastructure and have sufficient product inventory to adequately fulfill a reasonable influx of orders in response to increased advertising and marketing.

In the period from April 11, 2007 (inception) to March 31, 2012, we generated revenues of $124,016 while incurring $5,230,988 in general and administrative expenses. The cumulative net loss since inception was $6,230,097, including net non-cash derivatives valuation adjustments of $1,678,361 and intellectual property impairment charges of $(2,662,000). For the quarter ended March 31, 2012, we incurred general and administrative expenses of $439,009 compared to $1,711,266 for the quarter ended March 31, 2011. Upon completion of our annual impairment testing for indefinite-lived intangible assets after the fourth quarter of 2011, we determined that the carrying values of the intellectual property intangible assets exceeded its fair value and we recorded noncash impairment charges totaling $2,662,000 in the Consolidated Statement of Operations, reducing the carrying value of the asset to its fair value of $2,000,000. We are required to revalue certain derivative financial instruments each quarter and the change in value from the dates of their original issuance in 2011 resulted in an increase to our net loss for the quarter ended March 31, 2012 by $(18,079). Such revaluations do not affect our cash flow.

Liquidity and Capital Resources
As of March 31, 2012, we had cash of $171,732 and $2,897,100 in total assets (which includes $2,000,000 of intangible assets). For the quarter ended March 31, 2012, we used cash of $520,171 for operating activities.  We received aggregate gross proceeds of $1,025,000 from private placements of our securities during the quarter. The first installment of $350,000 on the note payable to Peak was paid on November 29, 2011 and the second and final installment of $350,000 was paid on February 21, 2012. (See Note 8 – Intellectual Property Purchase Agreement.) In order to have sufficient cash for debt service and operations we will need to meet our sales projections for 2012 and/or raise additional capital through the issuance of debt or equity securities.

At March 31, 2012, we had accumulated losses since inception of $6,230,097 and had a working capital deficit of $34,513. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent both on achieving the projected sales growth of our products and obtaining additional financing on terms acceptable to us. We are seeking additional capital through loans and sales of securities, but the consummation of those transactions, on terms acceptable to us or at all,  cannot be assured at this time.

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

Fair Value of Indefinite-Lived Intangible Assets
The Company's policy is to evaluate indefinite-lived intangible assets for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An intangible asset with an indefinite life (the intellectual property) is evaluated for possible impairment by comparing the fair value of the asset with its carrying value. Fair value is estimated as the discounted value of future revenues arising from a trademark using a royalty rate that an independent party would pay for use of that trademark. An impairment charge is recorded if the trademark's carrying value exceeds its estimated fair value. An impairment charge is recorded if the carrying value of the goodwill exceeds its implied fair value. See Note 8 for information related to impairment charges recorded in 2012 for indefinite-lived intellectual property intangible assets.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012.  Based on their evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report for the year ended December 31, 2011 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report for the year ended December 31, 2011 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During February and March 2012, the Company issued an aggregate of 10,250,000 shares of restricted common stock to certain investors in a private placement and received aggregate gross proceeds of $1,025,000. The securities are subject to piggyback registration rights. No underwriting discounts or commissions were paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Employment Agreement between the Company and Peter Levy dated February 10, 2012
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
101.INS *	XBRL Instance Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
_________
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

ATLAS THERAPEUTICS CORPORATION

Date: May 14, 2012	By: /s/ Peter Levy
Name: Peter Levy
Title: Chief Operating Officer