Form 10-Q
period 2012-06-30
MYOS Corp
filed 2012-08-03
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: June 30, 2012

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 Commission File No. 000-53298

MYOS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	90-0772394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Horsehill Road, Suite 106 Cedar Knolls, NJ.	07927
(Address of Principal Executive Offices)	(Zip Code)

(973) 509-0444
(Registrant’s telephone number, including area code)

ATLAS THERAPEUTICS CORPORATION
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[X]  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of  August 2, 2012, the registrant had 108,671,307 shares of common stock outstanding.

INDEX		Page

PART 1-FINANCIAL INFORMATION		2

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	2

	Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2012 and 2011 and the period from inception (April 11, 2007) to June 30, 2012	3

	Consolidated Statement of Changes in Stockholders’ Equity (unaudited) for the period from inception (April 11, 2007) to June 30, 2012	4

	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2012 and 2011 and the period from inception (April 11, 2007) to June 30, 2012	5 to 6

	Notes to Consolidated Financial Statements	7 to 19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 to 22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Control and Procedures	23

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash	$571,840	$61,266
Accounts receivable	2,387	17,557
Inventories	436,580	526,284
Deferred financing cost	-	49,451
Prepaid expenses and other current assets	58,498	140,336
Total current assets	1,069,305	794,894

Fixed assets, net of accumulated depreciation of $729	4,340	2,748
Intellectual property	2,000,000	2,000,000
Security deposits	-	10,000

Total assets	$3,073,645	$2,807,642

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$75,641	$411,665
Note payable - stockholder	65,000	-
Note payable for acquisition of intellectual property	-	350,000
Convertible notes payable	-	400,000
Accrued interest	701	18,400
Accounts payable and accrued expenses - related parties	45,911	132,934
Loans payable	-	60,000
Notes payable - directors	-	80,000
Note payable	7,500	7,500
Total current liabilities	194,753	1,460,499

Derivatives liability	375,741	872,659

Total liabilities	570,494	2,333,158

Stockholders' equity
Preferred stock, $.001 par value; 25,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized;
87,566,307 shares issued and outstanding at June 30, 2012
66,813,997 shares issued and outstanding at December 31, 2011	87,566	66,814
Additional paid-in capital	10,230,539	6,138,916
Deficit accumulated during development stage	(7,814,954)	(5,731,246)

Total stockholders' equity	2,503,151	474,484

Total liabilities and stockholders' equity	$3,073,645	$2,807,642

The accompanying notes are an integral part of the consolidated financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

					April 11, 2007
					(Inception Date)
	Three Months Ended June 30,		Six Months Ended June 30,		to June 30,
	2012	2011	2012	2011	2012
Revenue	$343,889	$-	$368,429	$-	$467,904
Cost of sales	292,851	-	301,407	-	351,339
Gross profit	51,038	-	67,022	-	116,565

General and administrative expenses	593,998	613,121	1,033,007	2,324,387	5,824,986
Loss from operations	(542,960)	(613,121)	(965,985)	(2,324,387)	(5,708,421)

OTHER INCOME (EXPENSE)
Interest expense	(778,761)	(5,677)	(802,508)	(7,936)	(827,709)
Value of warrants in excess of the amount of additional paid-in capital received in the related private placement of restricted common stock				(2,373,248)	(2,405,303)
Change in fair value of warrants	(227,685)	(1,448,481)	(245,764)	(942,335)	3,855,979
Impairment charge - intellectual property					(2,662,000)
Amortization of deferred financing costs	(35,451)	(482,335)	(69,451)		(80,000)
Gain on forgiveness of debt					12,500
	(1,041,897)	(1,936,493)	(1,117,723)	(3,323,519)	(2,106,533)

Net loss	$(1,584,857)	$(2,549,614)	$(2,083,708)	$(5,647,906)	$(7,814,954)

Weighted average number of common shares outstanding, basic and diluted	79,944,399	61,317,314	75,720,132	57,407,505

Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.04)	$(0.03)	$(0.10)

The accompanying notes are an integral part of the consolidated financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the period from April 11, 2007 (date of inception) to June 30, 2012

				Deficit
				accumulated	Total
	CommonStock		Additional	during	stockholders'
	Shares	Amount $.001 par	paid-in capital	development stage	equity (deficit)
Balance at April 11, 2007	-	$-	$-	$-	$-
Common stock issued for cash at $0.0002 per share	28,000,000	28,000	(23,000)		5,000
Common stock issued for cash at $0.004 per share	21,000,000	21,000	54,000		75,000
Net loss				(60,185)	(60,185)
Balance at December 31, 2007	49,000,000	49,000	31,000	(60,185)	19,815
Net loss				(17,928)	(17,928)
Balance at December 31, 2008	49,000,000	49,000	31,000	(78,113)	1,887
Net loss				(39,308)	(39,308)
Balance at December 31, 2009	49,000,000	49,000	31,000	(117,421)	(37,421)
Net loss				(16,525)	(16,525)
Balance at December 31, 2010	49,000,000	49,000	31,000	(133,946)	(53,946)
Issuance of 7,024,000 shares of Common Stock to Peak Wellness, Inc. as part of the purchase price of intellectual property	7,024,000	7,024	3,504,976		3,512,000
Fair value of shares transferred from existing stockholder to the CEO in connection with employment agreement			1,500,000		1,500,000
Proceeds from private placements of restricted common stock	8,334,997	8,335	2,472,165		2,480,500
Offering costs			(45,000)		(45,000)
Fair value of warrants issued to private placement investors			(2,432,365)		(2,432,365)
Shares issued for services	2,055,000	2,055	688,138		690,193
Vesting of options and shares issued to directors and advisory board members			360,402		360,402
Shares issued in connection with debt	400,000	400	59,600		60,000
Net loss				(5,597,300)	(5,597,300)
Balance at December 31, 2011	66,813,997	66,814	6,138,916	(5,731,246)	474,484
Proceeds from private placements of restricted common stock	13,850,000	13,850	1,731,150		1,745,000
Shares issued to COO, not vested	750,000	750	(750)		-
Shares issued for services	1,930,000	1,930	143,095		145,025
Shares issued in debt conversions	2,716,306	2,716	1,301,111		1,303,827
Shares issued in exchange for warrants	1,506,004	1,506	721,376		722,882
Vesting of options and shares issued to officers, directors and advisory board members			195,641		195,641
Net loss				(2,083,708)	(2,083,708)
Balance at June 30, 2012	87,566,307	$87,566	$10,230,539	$(7,814,954)	$2,503,151

The accompanying notes are an integral part of the consolidated financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW

			April 11, 2007
			(Inception Date)
	Six Months Ended June 30,		to June 30,
	2012	2011	2012

Cash Flows from Operating Activities

Net loss	$(2,083,708)	$(5,647,906)	$(7,814,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	452	105	728
Stock based compensation	380,666	1,600,933	2,931,261
Loss on debt conversion	883,827		883,827
Impairment charges			2,662,000
Derivatives charges and credits	225,964	3,315,583	(1,333,742)

Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	15,170		(2,387)
(Increase) decrease in inventories	89,704	(335,830)	(436,580)
Decrease in deferred financing cost	49,451		49,451
(Increase) decrease in prepaid expenses and other assets	81,838	(373,463)	(15,449)
Increase (decrease) in accounts payable and accrued expenses	(353,723)	33,478	76,342
Net cash used in operating activities	(710,359)	(1,407,100)	(2,999,503)

Cash Flows from Investing Activities

Acquisition of intellectual property		(450,000)	(450,000)
Acquisition of fixed assets	(2,044)	(1,569)	(5,068)
Decrease in security deposits	10,000		10,000
Net cash used in investing activities	7,956	(451,569)	(445,068)

Cash Flows from Financing Activities

(Repayments to) advances from related parties	(227,023)		(86,589)
Note payable - stockholder	65,000		65,000
Repayment of notes payable	(350,000)		(742,500)
Insurance financing note		(24,903)
Offering costs			(45,000)
Proceeds from issuance of stock to initial stockholders			80,000
Proceeds from issuance of notes			540,000
Proceeds from private placement of common stock	1,725,000	2,412,756	4,205,500
Net cash provided by financing activities	1,212,977	2,387,853	4,016,411

Net increase in cash	510,574	529,184	571,840
Cash at beginning of the period	61,266	-	-
Cash at end of the period	$571,840	$529,184	$571,840

The accompanying notes are an integral part of the consolidated financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)

			April 11, 2007
			(Inception Date)
	Six Months Ended June 30,		to June 30,
	2012	2011	2012
Supplemental Disclosure of Cash Flow Information:

Cash paid for franchise taxes	$1,550	$800	$2,350

Cash paid for interest	$-	$-	$-

Supplemental Disclosure of Non-Cash Transactions:

Offering costs paid by stockholder	$-	$25,000	$25,000

Conversion of stockholder loan and interest into common stock	$443,761	$2,744	$446,505

Conversion of stockholder loan into capital - no shares issued	$-	$22,256	$22,256

Conversion of 7,529,999 warrants into 1,506,004 common shares	$722,882	$-	$722,882

Note payable - insurance financing	$-	$42,500	$42,500

Note issued for accounts payable	$-	$-	$7,500

Acquisition of intellectual property through note payable	$-	$700,000	$700,000

Issuance of 200,000 shares of common stock pursuant to price
protection provision in subscription agreement	$20,000	$-	$80,000

The accompanying notes are an integral part of the consolidated financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization & Business Activities
MYOS Corporation, formerly known as Atlas Therapeutics Corporation (the "Company"), was incorporated under the laws of the State of Nevada on April 11, 2007. On February 25, 2011, the Company entered into an agreement to purchase certain intellectual property from Peak Wellness, Inc. (the "Acquisition"). Since the Acquisition, the Company’s business focus has been on the discovery, development and commercialization of therapeutic products, nutritional supplements and other technologies aimed at improving the health and performance of muscle tissue (see Note 8 – Intellectual Property Purchase Agreement). The Company has only realized revenues of $467,904 through June 30, 2012 without fully implementing its plan of operations and therefore is still considered a development stage company.

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

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

Revenue Recognition
The Company recognizes revenue when products are shipped and collection is reasonably assured.

Inventories
Inventories are stated at the lower of cost or market, with cost generally determined on a first-in, first-out basis.

Advertising
The Company charges the costs of advertising to expense as incurred. The Company incurred $1,000 of advertising and promotional costs for the period ended June 30, 2012 and $359,489 since its inception.

Fixed Assets
Fixed assets consists solely of office equipment and are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 7 years. Repair and maintenance costs are expensed as incurred. Depreciation expense for the period ended June 30, 2012 was $452.

Concentrations of Risk
The Company's bank accounts are deposited in insured institutions. From December 31, 2010 through December 31, 2012, all non-interest-bearing transaction accounts will be fully insured by the FDIC, regardless of the balance of the account and the ownership capacity of the funds. Since all of the Company's cash in banks at June 30, 2012 were deposited in a checking account which is considered a noninterest-bearing transaction account, all of its funds are currently insured regardless of the balance. Subsequent to June 30, 2012, as a result of the proceeds from private placement described in Note 11, we had substantially higher balances in interest bearing accounts and, accordingly, are now subject to the risk of uninsured bank balances.

Equity Based Compensation
The Company accounts for equity-based compensation under the provisions of ASC 718-10 Compensation - Stock Compensation and ASC 505-50 Equity Based Payments to Non-Employees. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. For stock options and restricted stock that do not vest immediately but which contain only a service vesting feature, we recognize compensation cost on the unvested shares and options on a straight-line basis over the remaining vesting period, net of any projected forfeitures
.
The Company uses the Black-Scholes option-pricing model as its method of valuation for share-based compensation. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate. Equity-based compensation expense for awards to employees and non-employees recognized was $380,666 and $1,600,933 for the periods ended June 30, 2012 and 2011, respectively.

Comprehensive Loss
The Company had no items of other comprehensive income or expense for the years ended June 30, 2012 and 2011, respectively.  Accordingly, the Company's comprehensive loss and net loss are the same for all periods presented.

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

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

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

Basic and Diluted Income (Loss) per Share
In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2012 and 2011, the Company’s stock equivalents were anti-dilutive and excluded in the diluted loss per share computation. The aggregate number of potentially dilutive warrants and options outstanding at June 30, 2012 were 2,254,998.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

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

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company's financial statements. For the six months ended June 30, 2012 and 2011, the Company did not recognize any interest or penalty expense related to income taxes. The Company files income tax returns in the U.S. federal jurisdiction and states in which it does business.

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

On December 2, 2011, one investor purchased 200,000 shares for gross proceeds of $40,000 in a private placement. The subscription agreement contains a "Purchase Price Protection" clause that grants the investor additional shares in the event of a private placement during the 10 month period from the date of the investment at a price per share less than the investor's purchase price. The additional shares shall be issued for no additional payment such that the total per share price paid by this investor will equal the amount paid by investors in such later private placement. In April 2012, the Company issued an additional 200,000 shares to the investor as a result of the price protection provision.

During February and March 2012, the Company issued an aggregate of 10,250,000 shares of restricted common stock to certain accredited investors in a private placement and received aggregate gross proceeds of $1,025,000. The securities are subject to piggyback registration rights.

In April 2012, the Company issued an aggregate of 1,000,000 shares of restricted common stock to one accredited investor in a private placement and received aggregate gross proceeds of $100,000. The securities are subject to piggyback registration rights.

In June 2012, the Company issued an aggregate of 2,400,000 shares of restricted common stock to certain accredited investors in a private placement and received aggregate gross proceeds of $600,000. The securities are subject to piggyback registration rights.

See subsequent events for private placements of restricted common stock in July 2012.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

The Company received aggregate gross proceeds of $4,205,500 from the private placements as follows:

Date	Shares	Gross Proceeds	Related Warrant Liability at Inception	Related Warrant Liability at June 30, 2012
February 25, 2011	4,766,666	$1,430,000	$2,350,251	$49,583
May 31, 2011	1,409,999	423,000	1,186,859	191,307
June 27, 2011	1,874,999	562,500	1,243,838	18,001
July 12, 2011	83,333	25,000	57,742	-
December 2, 2011	200,000	40,000	-	-
February 10, 2012	3,250,000	325,000	-	-
February 14, 2012	4,000,000	400,000	-	-
March 7, 2012	1,000,000	100,000	-	-
March 15, 2012	1,750,000	175,000	-	-
March 22, 2012	250,000	25,000	-	-
April 9, 2012	1,000,000	100,000	-	-
April 24, 2012	* 200,000	-	-	-
June 28, 2012	2,400,000	600,000	-	-
	22,184,997	$4,205,500	$4,838,690	$258,891

* Shares issued under price protection provision of subscription agreement as described above.

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

On June 27, 2012, holders owning an aggregate of 7,529,999 warrants exchanged those warrants for 1,506,004 shares of common stock.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not believe that the adoption of any recently issued, but not yet effective, accounting standards will have a material effect on its financial position and results of operations.

NOTE 4 - ADVANCES, ACCOUNTS PAYABLE AND ACCRUED EXPENSES -  RELATED PARTIES

A former officer/director advanced an aggregate $45,911 to the Company in 2010 and 2009, which was the balance due at December 31, 2011. The aggregate balance due to all related parties for advances, accounts payable and accrued expenses at June 30, 2012 was $45,911. The advances and other amounts due are all non-interest bearing and due and payable upon demand.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

NOTE 5 - NOTES AND LOANS PAYABLE

Convertible Notes Payable
On November 29, 2011, the Company received aggregate proceeds of $400,000 from two individuals ($150,000 of which was from a director of the Company) on notes payable bearing interest at 18%, due on May 29, 2012 and convertible into common stock at the rate of $0.20  per share or an adjusted lower rate determined by reference to a subsequent qualified financing. As additional consideration, the note holders were issued an aggregate of 400,000 shares of common stock valued at $0.15 per share for an aggregate of $60,000. The value of the shares issued were recorded as deferred financing costs and were amortized over the 6 month term of the notes. The unamortized balances were  $NIL at June 30, 2012 and $49,451 at December 31, 2011. Related amortization expense was $49,451 for the six months ended June 30, 2012.

On June 28, 2012, the aggregate principal of $400,000 and the accrued interest of $41,800 on the note was converted into 2,209,000 shares of restricted common stock at $0.20 per share, the value of which exceeded the principal and interest by $760,566 on the conversion date . This amount was charged to operations as an expense in the period ended June 30, 2012.

Notes Payable to Director
A director loaned the Company $99,500, of which $60,000 was advanced on September 29, 2011 and is evidenced by an unsecured note payable which was due on October 29, 2011 bearing interest at 3%; $10,000 was advanced in October 2011; $10,000 was advanced in December 2011 for direct payment to a vendor and $19,500 of which was advanced in January 2012 for direct payments to vendors. On June 28, 2012, the principal plus accrued interest on the loans and advances of $1,961 (aggregate of $101,461) were converted into 507,306 shares of common stock at $0.20 per share.

Note Payable
On May 20, 2010, the Company issued a note for $7,500 bearing interest at 5% in exchange for Maremanno Corporation’s payment of $7,500 on an open account payable balance.  The note is due and payable upon demand. The principal balance of the note remained $7,500 at both June 30, 2012 and December 31, 2011. Accrued interest payable on this note was $701 and $982 as of June 30, 2012 and December 31, 2011, respectively.

Loan Payable
In November and December 2011, an unrelated third party loaned the Company an aggregate of $60,000, payable on demand without interest. The loan was repaid in February 2012.

Note Payable to Stockholder
On June 15, 2012, a stockholder loaned the Company $65,000, payable on July 15, 2012 without interest. The loan was repaid in July 2012.

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

NOTE 7 - WARRANTS AND OPTIONS

During the year ended December 31, 2011, the Company issued a total of 8,284,999 warrants to purchase restricted common stock. Of those warrants, 8,134,999 were issued to private placement investors which are subject to down round full ratchet anti dilution provisions requiring periodic repricing if shares are later offered at lower prices.  In May 2012 holders of 7,529,999 warrants received 1,506,004 shares of restricted common stock in exchange for those warrants.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

The following tables summarize warrants issued during the year ended December 31, 2011 to private placement stockholders and consultants. For the six months ended June 30, 2012, no warrants were issued and no expense was recognized.

Grant Date	Number of Warrants Issued	Number of Warrants Exchanged	Number of Warrants Outstanding	Exercise Price Original/Repriced	Expiration Term in Years
February 25, 2011 (A)	4,766,666	4,650,000	116,666	$0.60 /$0.10	2.67
May 31, 2011 (A)	1,409,999	963,333	446,666	$0.60/$0.10	2.92
June 27, 2011 (A)	1,875,001	1,833,333	41,668	$0.60/$0.10	3.00
June 27, 2011 (B)	100,000	-	100,000	$1.00	2.00
July 12, 2011 (A)	83,333	83,333	-	$0.60/$0.10	3.00
December 27, 2011 (B)	50,000	-	50,000	$1.00	2.00

(A) Private placement warrants (these warrants are subject to down round full ratchet anti dilution provisions and based on the 2012 private placements at $0.10 per share, the exercise price has been adjusted to $0.10 until such later time as a lower down round offering takes place)
(B) Sponsorship agreement, including put option - see Note 10

Activity in warrants for each of the year ended December 31, 2011 and the six months  ended June 30, 2012 is summarized as follows:

	Shares Under Warrants	Weighted Average Exercise Price Original/Repriced
Balance at January 1, 2011	-
Warrants granted	8,284,997	$0.61/$0.10
Warrants exercised	-
Warrants cancelled/expired	-
Balance at December 31, 2011	8,284,997	$0.61/$0.10
Warrants granted	-
Warrants exercised	-
Warrants cancelled/exchanged/expired	(7,529,999)
Balance at June 30, 2012	754,998	$0.61/$0.10

The following table summarizes information about warrants outstanding and exercisable at June 30, 2012. As all warrants currently outstanding are fully and immediately vested at issuance, the information for both outstanding and exercisable are identical.

Warrants Outstanding and Exercisable
Range of Exercise Price		Warrants Outstanding and Exercisable	Weighted Average Remaining Contractual Life
$0.60	(A)	604,998	2.30
$1.00		150,000	1.66
(A) The exercise price decreased to $0.10 in 2012 upon the closing of certain private placements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

The following table summarizes the assumptions used to value the warrants using the Black-Scholes option pricing model:

	Grant Date	Number of Warrants Issued/ Outstanding	Stock Price on Measurement Date	Exercise Price	Expected Term	Expected Volatility	Dividend Yield	Risk Free Rate
(A)	02/25/11	4,766,666	$0.500	$0.60	3.00	285.20%	0.00%	1.48%
(B)	Remeasurement	116,666	$0.480	$0.10	1.92	184.00%	0.00%	0.51%
(A)	05/31/11	1,409,999	$0.850	$0.60	3.00	208.89%	0.00%	0.79%
(B)	Remeasurement	446,666	$0.480	$0.10	2.17	184.00%	0.00%	0.51%
(A)	06/27/11	1,874,999	$0.670	$0.60	3.00	295.31%	0.00%	0.64%
(B)	Remeasurement	41,668	$0.480	$0.10	2.25	184.00%	0.00%	0.51%
(A)	07/12/11	83,333	$0.700	$0.60	3.00	278.00%	0.00%	0.42%
(B)	Remeasurement	-	$0.480	$0.10	2.33	184.00%	0.00%	0.51%
(C)	06/27/11	100,000	$0.670	$1.00	2.00	213.59%	0.00%	0.41%
(C)	12/23/11	50,000	$0.090	$1.00	2.00	209.00%	0.00%	0.28%

(A) Private placement warrants
(B) Remeasurement required at end of each period because of the down round full ratchet anti dilution provision
(C) Sponsorship agreement, including put option - see Note 10

In July and August 2011, the Company issued an aggregate of 1,250,000 options to purchase restricted common stock to the following directors and scientific advisory board members (see Note 10).

Issued to and Grant Date	Number of Options	Exercise Price	Expiration Term in Years
Dr. Louis Aronne - director - July 14, 2011	250,000	$0.64	10
Dr. Louis Aronne - scientific advisory board - July 14, 2011	500,000	$0.64	10
Dr. Robert Hariri - director - July 26, 2011	250,000	$0.69	10
Dr.Peter Diamandis - director -August 15, 2011	250,000	$0.45	10
Dr.Buzz Aldrin - director -May 24, 2012	250,000	$0.14	10

The following table summarizes the assumptions used to value the director/advisory board options using the Black-Scholes option pricing model:

Grant Date	Number of Options	Stock Price on Measurement Date	Exercise Price	Expected Term	Expected Volatility	Dividend Yield	Risk Free Rate
07/14/11	750,000	$0.640	$0.64	10.00	287.00%	0.00%	2.98%
07/26/11	250,000	$0.690	$0.69	10.00	285.00%	0.00%	2.99%
08/15/11	250,000	$0.450	$0.45	10.00	284.00%	0.00%	2.29%
05/24/12	250,000	$0.140	$0.45	10.00	187.00%	0.00%	1.77%

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

Activity in stock options for each of the year ended December 31, 2011 and quarter ended June 30, 2012 is summarized as follows:

	Shares Under Options	Weighted Average Exercise Price
Balance at January 1, 2011	-
Options granted	1,250,000	$0.61
Options exercised	-
Options cancelled/expired	-
Balance at December 31, 2011	1,250,000	$0.61
Options granted	250,000	0.14
Options exercised	-
Options cancelled/expired	-
Balance at June 30, 2012	1,500,000	$0.53

At June 30, 2012, the weighted-average remaining term of the options was 9.07 years and the aggregate intrinsic value was $81,250. The aggregate unvested cost of the options at June 30, 2012 was $420,850.

The following table summarizes information about options outstanding and exercisable at June 30, 2012.

Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Range of Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life
$0.64	750,000	9.04	$0.64	208,333	9.04
$0.69	250,000	9.08	$0.69	83,333	9.08
$0.45	250,000	9.13	$0.45	83,333	9.13
$0.14	250,000	9.92	$0.14	83,333	9.90

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

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

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

The Company completed its annual impairment testing for indefinite-lived intangible assets after the fourth quarter of 2011. Based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and projected revenues from sales of MYO-T12® and (iii) assumptions similar to those that market participants would make in valuing the Company's intangible assets, management determined that the carrying values of the intellectual property intangible assets exceeded its fair value. Accordingly, the Company recorded noncash impairment charges totaling $2,662,000 for the year ended December 31, 2011, reducing the MYO-T12 intellectual property asset to its fair value of $2,000,000.

NOTE 9 - INCOME TAXES

The Company has the following deferred tax assets and liabilities:

	June 30, 2012	December 31, 2011
Noncurrent assets and liabilities
Intellectual property	$1,000,000	$1,038,000
Net operating loss carryforwards	1,285,000	843,000
	2,285,000	1,881,000
Valuation allowance	(2,285,000)	(1,881,000)
Net deferred tax asset	$-	$-

The valuation allowance for the deferred tax asset increased by $404,000 for the six months ended June 30, 2012.

The Company has net operating losses amounting to approximately $3,212,000 that expire in various periods through 2031. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules. Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, the current global economic crisis imposes additional profitability risks that are beyond the Company’s control. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

The statutory federal income tax rate and the effective rate are reconciled as follows:

	June 30, 2012	December 31, 2011
Statutory federal income tax rate	34%	34%
State taxes, net of federal tax benefit	5%	5%
Valuation allowance	(39)%	(39)%
Net deferred tax asset	-%	-%

NOTE 10 - COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS

Distribution Agreement
On May 16, 2012, the Company entered into a distribution agreement (the “Distribution Agreement”) with Maximum Human Performance, a company engaged in the development, marketing and distribution of nutritional and other therapies for consumer use (“MHP”). Pursuant to the Agreement, MHP will, on an exclusive basis, provide marketing, sales and distribution of MYO-T12, in retail and other outlets.  MHP agreed to pay the Company $195,301 upon the execution of the Distribution Agreement, with such amount to be credited against future purchase orders by MHP. The Distribution Agreement also provides additional supply and payment rights to MHP, on a non-exclusive basis, upon the termination of MHP’s exclusivity rights. The term of the Distribution Agreement is one year, with an effective date for exclusivity beginning on September 29, 2012. In the event MHP achieves certain sales targets for MYO-T12, the exclusivity provisions of the Distribution Agreement will be extended for an additional one or two years.

Employment Agreements

J.B. Bernstein: On February 25, 2011, the Company entered into an employment agreement with J.B. Bernstein, pursuant to which Mr. Bernstein served as Chief Executive Officer of the Company. The employment agreement was amended effective as of March 1, 2011.  On April 30, 2012, J.B. Bernstein resigned from his positions as President and Chief Executive Officer and as a member of the Company’s board of directors. In connection with his resignation, Mr. Bernstein entered into a consulting agreement with the Company (the “Consulting Agreement”), pursuant to which Mr. Bernstein will be entitled to a consulting fee of $5,000 per month during the six-month term of the Consulting Agreement. The Consulting Agreement also includes confidentiality and non-competition obligations and provisions for intellectual property assignments by Mr. Bernstein.

Carlon Colker MD, FACN: On February 25, 2011, concurrent with the closing of the Acquisition, the Company entered into an employment agreement with Carlon Colker, MD, FACN, pursuant to which Dr. Colker will serve as Chief Medical Officer and Executive Vice President of the Company. On June 14, 2012, Dr. Carlon Colker resigned from his positions as Chief Medical Officer and Executive Vice President. Simultaneously with his resignation, Dr. Colker agreed to serve on the Company’s Scientific Advisory Board.  In connection with his appointment to the Scientific Advisory Board, Dr. Colker entered into an advisory board agreement with the Company, pursuant to which the Company issued him 300,000 shares of common stock. The Agreement also includes standard confidentiality and non-competition obligations and provisions for intellectual property assignments by Dr. Colker.

Peter A. Levy: On February 10, 2012, the Company entered into an employment agreement (the “Agreement”) with Peter Levy, age 51, pursuant to which Mr. Levy will serve as the Company’s Chief Operating Officer and Executive Vice President.

Pursuant to the terms of the Agreement, Mr. Levy will work for the Company on a full-time basis and will receive an annual base salary of $200,000.  Mr. Levy will be entitled to such bonus compensation (e.g. cash, stock or other property) as determined by the Company’s board of directors in its sole discretion. In addition, upon signing, Mr. Levy was granted 500,000 shares of the Company’s common stock, which shares will vest semi-annually commencing on August 10, 2012. The term of the Agreement is two years, and the Agreement will automatically renew for successive two-year periods, unless a notice of non-renewal is provided by either party more than 60 days prior to the expiration date of the term.

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

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

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

Sponsorship Agreement
On June 27, 2011, the Company entered into a one year agreement with a celebrity spokesperson pursuant to which the spokesperson agreed to perform certain services for the Company and granted the Company the worldwide right to use the spokesperson’s name and approved image in various media. The agreement provided for cash compensation of $150,000 in three equal installments of $50,000, all of which has been paid prior to June 30, 2012. Royalties at the rate of $0.50 per unit sold are payable to the spokesperson for the term of the agreement and an additional 12 months thereafter. The agreement expired in June 2012.

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

Director and Advisory Board Agreements:

Dr. Louis Aronne:
On July 14, 2011, the Company entered into two separate agreements with Dr. Louis Aronne to be a member of the Board of Directors and the Scientific Advisory Board.

The director agreement provides for compensation in the form of 100,000 shares of restricted common stock vesting in five equal annual installments commencing on execution of the agreement and an option to purchase 250,000 shares of common stock at an exercise price of $0.64 for 10 years vesting over a period of 3 years, the first installment of which vested immediately. Upon a Change of Control, the unvested shares and the option will vest immediately. The advisory board agreement has a term of 5 years and provides for the issuance of 500,000 shares vesting in five equal annual installments commencing July 14, 2012 and an option to purchase 500,000 shares at $.64 per share vesting in four equal annual installments, and the first installment vested immediately upon the execution of the agreement.  Upon a Change of Control, all unvested option shall immediately vest.

Dr. Robert Hariri:
On July 26, 2011, the Company entered into an agreement with Dr. Robert Hariri to be a member of the Board of Directors. The director agreement provides for 100,000 shares of restricted common stock vesting in five equal annual installments (the first installment of which vested immediately) and an option to purchase 250,000 shares of common stock at an exercise price of $0.69 for 10 years vesting over a period of 3 years, the first installment of which vested immediately. Upon a Change of Control, the unvested shares and the option shall immediately vest.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
June 30, 2012 and 2011

Dr. Peter Diamandis:
On August 15, 2011, the Company entered into an agreement with Dr. Peter Diamandis to be a member of the Board of Directors. The director agreement provides for 100,000 shares of restricted common stock vesting in five equal annual installments commencing (the first installment of which vested immediately) and an option to purchase 250,000 shares of common stock at an exercise price of $0.45 for 10 years vesting over a period of 3 years, the first installment of which vested immediately. Upon a Change of Control, the unvested shares and the option shall immediately vest.

Dr. Buzz Aldrin: On May 24, 2012, the Company entered into an agreement with Dr. Buzz Aldrin to be a member of the Board of Directors. The director agreement provides for 100,000 shares of restricted common stock vesting in five equal annual installments commencing (the first installment of which vested immediately) and an option to purchase 250,000 shares of common stock at an exercise price of $0.14 for 10 years vesting over a period of 3 years, the first installment of which vested immediately. Upon a Change of Control, the unvested shares and the option shall immediately vest.

Stock-Based Compensation:
We do not have a formal stock compensation plan. Although we do not have a formal plan, we do grant restricted common stock awards to consultants from time to time. Additionally, during the six months ended June 30, 2012 and the year ended December 31, 2011, we granted options to directors to acquire an aggregate of 250,000 and 1,250,000 shares of restricted common stock, respectively. 423,611 have vested and 1,076,389 remain unvested at June 30, 2012. The vesting terms range from 3 to 4 years and the options have a weighted average remaining term of 9.21 years and a weighted average exercise price of $0.53 per share.

During the six months ended June 30, 2012, the Company issued an aggregate of 2,680,000 shares of restricted common stock to consultants and an officer for services. The 750,000 shares issued to an officer do not start to vest until August 2012. The shares issued were valued at trading prices on the date of issuance of between $.09 and $0.45 per share for an aggregate charge of $382,025.

NOTE 11 - SUBSEQUENT EVENT

Offering of Unregistered Securities
On July 6, 2012, the Company issued an aggregate of 19,980,000 shares of restricted common stock to accredited investors in a private placement and received aggregate gross proceeds of $4,995,000. The securities are subject to registration rights.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation
We are focused on the development and commercialization of therapeutic and dietary products relating to muscle health, including the formulation, acquisition and distribution of nutritional, nutraceutical, physical performance enhancement and wellness products. Our initial core brand product is MYO-T12, a myostatin-inhibiting product. Our operations are supported by outside third party vendors, who also provide the order processing controls, such as electronic data interface with our customers. Our plan of action over the next twelve months is to produce our nutrition maximization and wellness products (principally our core product MYO-T12) for sale by our exclusive distributor, Maximum Human Performance ("MHP"), and to research and test new products in this area. The distribution agreement with MHP represents a significant shift away from our previous plan to market the product to the consumer as well as other retail distributors directly. Instead, we will co-brand our product under the MHP name and we will no longer be directly marketing or distributing the product. Our focus now will be to concentrate on reducing the cost of the product by finding more efficient manufacturing partners, conducting clinical trials of MYO-T12 and developing new products.

Three Months and Six Months Ended June 30, 2012 compared to the Three Months and Six Months Ended June 30, 2011
We are a development stage company that has generated minimal revenues. For the three months ended June 30, 2012, we generated revenues of $343,889 and incurred a net loss of $1,584,857. For the six months ended June 30, 2012, we generated revenues of $368,429 and incurred a net loss of $2,083,708. Revenues for both the three months and six months ended June 30, 2012 include sales to MHP of $312,480. Related to the sale to MHP, we incurred a co-op advertising obligation of $117,180 which was included in General and Administrative expenses for both periods. The net of the revenues and co-op advertising obligation was covered by the initial contract payment by MHP of $195,301. In order to continue as a going concern and achieve a profitable level of operations, we will need, among other things, additional capital resources and to develop a consistent source of revenues. We believe the distribution agreement with MHP will enable us to achieve the expected sales growth and we currently have sufficient product inventory to adequately fulfill a reasonable influx of orders in response to increased advertising and marketing.

In the period from April 11, 2007 (inception) to June 30, 2012, we generated revenues of $467,904 (including the sale to MHP of $312,480) while incurring $5,824,986 in general and administrative expenses. The cumulative net loss since inception was $7,814,954, including net non-cash derivatives valuation adjustments of $1,450,676 and intellectual property impairment charges of $2,662,000. For the six months ended June 30, 2012, we incurred general and administrative expenses of $1,033,007 compared to $2,324,387 for the six months ended June 30, 2011. Upon completion of our annual impairment testing for indefinite-lived intangible assets after the fourth quarter of 2011, we determined that the carrying values of the intellectual property intangible assets exceeded its fair value and we recorded noncash impairment charges totaling $2,662,000 in the Consolidated Statement of Operations, reducing the carrying value of the asset to its fair value of $2,000,000. We are required to revalue certain derivative financial instruments each quarter and the change in value from the dates of their original issuance in 2011 resulted in an increase to our net loss for the six months ended June 30, 2012 by $245,764. Such revaluations do not affect our cash flow.

Liquidity and Capital Resources
As of June 30, 2012, we had cash of $571,840 and $3,073,645 in total assets (which includes $2,000,000 of intangible assets). For the six months ended June 30, 2012, we used cash of $710,359 for operating activities.  We received aggregate gross proceeds of $1,745,000 from private placements of our securities during the quarter. The first installment of $350,000 on the note payable to Peak was paid on November 29, 2011 and the second and final installment of $350,000 was paid on February 21, 2012. In July 2012, the Company issued an aggregate of 19,980,000 shares of restricted common stock to accredited investors in a private placement and received aggregate gross proceeds of $4,995,000. We believe that with those additional private placement proceeds received, we will have sufficient funds for operations, inventory procurement and product development for the next 12 months.

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

Equity Based Compensation
The Company accounts for equity-based compensation under the provisions of ASC 718-10 Compensation - Stock Compensation and ASC 505-50 Equity Based Payments to Non-Employees. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. For stock options and restricted stock that do not vest immediately but which contain only a service vesting feature, we recognize compensation cost on the unvested shares and options on a straight-line basis over the remaining vesting period, net of any projected forfeitures.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012.  Based on their evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective.

Changes in Internal Controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In April 2012, the Company issued an aggregate of 1,000,000 shares of restricted common stock to one accredited investor in a private placement and received aggregate gross proceeds of $100,000.

In June 2012, the Company issued an aggregate of 2,400,000 shares of restricted common stock to certain accredited investors in a private placement and received aggregate gross proceeds of $600,000.

The securities were issued pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients were “accredited investors”. No underwriters or agents were involved in the foregoing issuances and the Company paid no underwriting discounts or commissions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit
10.1**	Distribution Agreement between the Company and Maximum Human Performance dated May 16, 2012
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
101.INS *	XBRL Instance Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*
XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

**	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MYOS Corporation

Date: August 3, 2012	By: /s/ Peter Levy
Name: Peter Levy
Title: Chief Operating Officer