Form 10-Q
period 2012-09-30
MYOS Corp
filed 2012-11-21
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: September 30, 2012

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 Commission File No. 000-53298

MYOS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	90-0772394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Horsehill Road, Suite 106 Cedar Knolls, NJ. 07927	07927
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 15, 2012, the registrant had 110,033,282 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash	$4,993,883	$61,266
Accounts receivable	215,599	17,557
Inventories	184,746	526,284
Deferred financing cost	-	49,451
Prepaid expenses and other current assets	52,790	140,336
Total current assets	5,447,018	794,894

Fixed assets, net of accumulated depreciation	4,021	2,748
Intellectual property	2,000,000	2,000,000
Security deposits	-	10,000

Total assets	$7,451,039	$2,807,642

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$199,824	$411,665
Note payable for acquisition of intellectual property	-	350,000
Convertible notes payable	-	400,000
Accrued interest	-	18,400
Accounts payable and accrued expenses - related parties	-	132,934
Loans payable	-	60,000
Notes payable - directors	-	80,000
Note payable	-	7,500
Total current liabilities	199,824	1,460,499

Derivatives liability	120,300	872,659

Total liabilities	320,124	2,333,158

Stockholders' equity
Preferred stock, $.001 par value; 25,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized;
109,387,221 shares issued and outstanding at September 30, 2012
66,813,997 shares issued and outstanding at December 31, 2011	109,387	66,814
Additional paid-in capital	15,649,060	6,138,916
Deficit accumulated during development stage	(8,627,532)	(5,731,246)

Total stockholders' equity	7,130,915	474,484

Total liabilities and stockholders' equity	$7,451,039	$2,807,642

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

					April 11, 2007
	Three Months Ended September 30,		Nine Months Ended September 30,		(Inception Date) to September 30,
	2012	2011	2012	2011	2012
Revenue	$365,934	$55,841	$734,363	$55,841	$833,838
Cost of sales	354,590	26,010	655,997	26,010	705,929
Gross profit	11,344	29,831	78,366	29,831	127,909

General and administrative expenses	1,058,968	1,405,161	2,091,975	3,729,548	6,883,954
Loss from operations	(1,047,624)	(1,375,330)	(2,013,609)	(3,699,717)	(6,756,045)

OTHER INCOME (EXPENSE)
Interest income	5,561	-	5,561	-	5,561
Interest expense	(106)	(5,603)	(802,614)	(13,539)	(827,815)
Value of warrants in excess of the amount of additional paid-in capital received in the related private placement of restricted common stock	-	(32,055)	-	(2,405,303)	(2,405,303)
Change in fair value of warrants	229,591	3,270,821	(16,173)	2,328,486	4,085,570
Impairment charge - intellectual property	-	-	-	-	(2,662,000)
Amortization of deferred financing costs	-	-	(69,451)	-	(80,000)
Gain on forgiveness of debt	-	-	-	-	12,500
	235,046	3,233,163	(882,677)	(90,356)	(1,871,487)

Net income (loss)	$(812,578)	$1,857,833	$(2,896,286)	$(3,790,073)	$(8,627,532)

Weighted average number of common shares outstanding, basic and diluted	106,387,551	65,476,225	86,017,222	60,126,634

Basic and diluted net loss per share attributable to common stockholders	$(0.01)	$0.03	$(0.03)	$(0.06)

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the period from April 11, 2007 (date of inception) to September 30, 2012

	Common Stock
	Shares	Amount $.001 par	Additional paid-in capital	Deficit accumulated during development stage	Total stockholders' equity (deficit)
Balance at April 11, 2007	-	$-	$-	$-	$-
Common stock issued for cash at $0.0002 per share	28,000,000	28,000	(23,000)		5,000
Common stock issued for cash at $0.004 per share	21,000,000	21,000	54,000		75,000
Net loss				(60,185)	(60,185)
Balance at December 31, 2007	49,000,000	49,000	31,000	(60,185)	19,815
Net loss				(17,928)	(17,928)
Balance at December 31, 2008	49,000,000	49,000	31,000	(78,113)	1,887
Net loss				(39,308)	(39,308)
Balance at December 31, 2009	49,000,000	49,000	31,000	(117,421)	(37,421)
Net loss				(16,525)	(16,525)
Balance at December 31, 2010	49,000,000	49,000	31,000	(133,946)	(53,946)
Issuance of 7,024,000 shares of Common Stock to Peak Wellness, Inc. as part of the purchase price of intellectual property	7,024,000	7,024	3,504,976		3,512,000
Fair value of shares transferred from existing stockholder to the CEO in connection with employment agreement			1,500,000		1,500,000
Proceeds from private placements of restricted common stock	8,334,997	8,335	2,472,165		2,480,500
Offering costs			(45,000)		(45,000)
Fair value of warrants issued to private placement investors			(2,432,365)		(2,432,365)
Shares issued for services	2,055,000	2,055	688,138		690,193
Vesting of options and shares issued to directors and advisory board members			360,402		360,402
Shares issued in connection with debt	400,000	400	59,600		60,000
Net loss				(5,597,300)	(5,597,300)
Balance at December 31, 2011	66,813,997	66,814	6,138,916	(5,731,246)	474,484
Proceeds from private placements of restricted common stock	34,430,000	34,430	6,855,560		6,889,990
Offering costs			(178,800)		(178,800)
Shares issued to COO	750,000	750	(750)		-
Shares issued to employee	10,000	10	2,690		2,700
Shares issued for services	2,777,334	2,777	411,080		413,857
Shares issued in debt conversions	2,885,550	2,885	1,343,254		1,346,139
Shares issued in exchange for warrants	1,603,673	1,604	750,579		752,183
Shares issued for exercise of warrants	116,667	117	11,550		11,667
Vesting of options and shares issued to officers, directors and advisory board members			314,981		314,981
Net loss				(2,896,286)	(2,896,286)
Balance at September 30, 2012	109,387,221	$109,387	$15,649,060	$(8,627,532)	$7,130,915

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW

			April 11, 2007 (Inception Date) to September 30,

	Nine Months Ended September 30,
	2012	2011	2012
Cash Flows from Operating Activities

Net loss	$(2,896,286)	$(3,790,073)	$(8,627,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	771	204	1,047
Amortization	49,451	-	49,451
Stock based compensation	707,143	2,422,442	3,257,738
Loss on debt conversion	760,566	-	760,566
Impairment charges	-	-	2,662,000
Accounts payable paid in stock	7,500	-	7,500
Interest expense paid in stock	43,762	-	43,762
Related party loans and compensation paid in stock	71,706	-	71,706
Derivatives charges and credits	(176)	165,501	(1,559,882)

Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(198,042)	(12,649)	(215,599)
(Increase) decrease in inventories	341,538	(562,141)	(184,746)
(Increase) decrease in prepaid expenses and other assets	87,546	(252,213)	(9,741)
Increase (decrease) in accounts payable and accrued expenses	(363,175)	106,677	66,890
Net cash used in operating activities	(1,387,696)	(1,922,252)	(3,676,840)

Cash Flows from Investing Activities

Acquisition of intellectual property	-	(450,000)	(450,000)
Acquisition of fixed assets	(2,044)	(3,025)	(5,068)
Decrease in security deposits	10,000	-	10,000
Net cash used in investing activities	7,956	(453,025)	(445,068)

Cash Flows from Financing Activities

(Repayments to) advances from related parties	-	60,000	140,434
Note payable - stockholder, net of repayments	-	-	-
Repayment of notes payable	(350,000)	-	(742,500)
Insurance financing note	-	(35,528)	-
Offering costs	(178,800)	-	(223,800)
Proceeds from issuance of stock to initial stockholders	-	-	80,000
Proceeds from (repayments of) issuance of notes	(40,500)	-	499,500
Proceeds from exercise of warrants	11,667	-	11,667
Proceeds from private placement of common stock	6,869,990	2,395,500	9,350,490
Net cash provided by financing activities	6,312,357	2,419,972	9,115,791

Net increase in cash	4,932,617	44,695	4,993,883
Cash at beginning of the period	61,266	-	-
Cash at end of the period	$4,993,883	$44,695	$4,993,883

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)

	Nine Months Ended September 30,		April 11, 2007 (Inception Date) to September 30,
	2012	2011	2012
Supplemental Disclosure of Cash Flow Information:

Cash paid for franchise taxes	$2,578	$800	$3,378

Cash paid for interest	$15,892	$-	$15,892

Supplemental Disclosure of Non-Cash Transactions:

Offering costs paid by stockholder	$-	$25,000	$25,000

Conversion of stockholder loan and interest into common stock	$543,261	$2,744	$546,005

Conversion of related party accounts payable and loan into common stock	$110,295	$-	$110,295

Conversion of stockholder loan into capital - no shares issued	$-	$22,256	$22,256

Conversion of 8,018,330 warrants into 1,603,673 common shares	$752,183	$-	$752,183

Note payable - insurance financing	$-	$42,500	$42,500

Note issued for accounts payable	$-	$-	$7,500

Acquisition of intellectual property through note payable	$-	$-	$700,000

Financing costs through issuance of restricted common stock	$20,000	$-	$80,000

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2012 and 2011

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization & Business Activities
MYOS Corporation, formerly known as Atlas Therapeutics Corporation (the "Company") was incorporated under the laws of the State of Nevada on April 11, 2007.  On February 25, 2011, the Company entered into an agreement to purchase certain intellectual property from Peak Wellness, Inc. (the "Acquisition").  Since the Acquisition, the Company’s business focus has been on the discovery, development and commercialization of therapeutic products, nutritional supplements and other technologies aimed at improving the health and performance of muscle tissue (see Note 8 – Intellectual Property Purchase Agreement).  The Company has only realized revenues of $833,838 through September 30, 2012 without fully implementing its plan of operations and therefore is still considered a development stage company.

Depreciation
The cost of property and equipment will be depreciated over the estimated useful life of 3 to 7 years. Depreciation is computed using the straight-line method when assets are placed in service.

Basis of Accounting and Principles of Consolidation
The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiary, Atlas Acquisition Corp. (formed on February 23, 2011 to facilitate the purchase of the intellectual property discussed in Note 8).  All material intercompany balances and transactions have been eliminated.  These interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

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

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2012 and 2011

Inventories
Inventory consist of the following:

	September 30,	December 31,
	2012	2011
Raw materials	$184,746	$-
Work in process	-	-
Finished goods	-	526,284
Total Inventory	$184,746	$526,284

Inventories are stated at the lower of cost or market, with cost determined on a first in, first-out basis.

Advertising
The Company charges the costs of advertising to expense as incurred. The Company incurred $260,427 of advertising and promotional costs for the nine months ended September 30, 2012 and $525,592 since its inception.  Pursuant to its distribution agreement with Maximum Human Performance (“MHP”), entered into on May 16, 2012, the Company has a co-operative advertising arrangement whereby the Company pays MHP a fee for each unit sold (See Note 10).

Fixed Assets
Fixed assets consists solely of office equipment and are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 7 years.  Repair and maintenance costs are expensed as incurred.  Depreciation expense for the nine months ended September 30, 2012 was $771.

Concentrations of Risk and Significant Distributor and Customer
The Company's places its bank accounts with high credit quality financial institutions and at times, balances may exceed federally insured limits.  The Company has never experienced any losses related to these balances.  From December 31, 2010 through December 31, 2012, all non-interest-bearing transaction accounts are fully insured by the FDIC, regardless of the balance of the account and the ownership capacity of the funds, and interest bearing accounts are insured up to $250,000.  The Company currently has two noninterest-bearing checking accounts and one interest-bearing savings account.  The balance of the interest bearing account at September 30, 2012 is $4,819,098.  Accordingly, $4,569,098 of the balance is not covered by FDIC deposit insurance.  Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and non-interest bearing cash balances may again exceed federally insured limits.

Effective May 2012, MHP became the exclusive distributor and sole customer of the Company's MYO-T12 product and formula.

Equity Based Compensation
The Company accounts for equity-based compensation under the provisions of ASC 718-10 Compensation - Stock Compensation and ASC 505-50 Equity Based Payments to Non-Employees.  ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  For stock options and restricted stock that do not vest immediately but which contain only a service vesting feature, we recognize compensation cost on the unvested shares and options on a straight-line basis over the remaining vesting period, net of any projected forfeitures

The Company uses the Black-Scholes option-pricing model as its method of valuation for share-based compensation.  Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to our expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.  Equity-based compensation expense for awards to employees and non-employees recognized was $707,143 and $2,422,442 for the nine month periods ended September 30, 2012 and 2011, respectively.

Comprehensive Loss
The Company had no items of other comprehensive income or expense for the years ended September 30, 2012 and 2011, respectively.  Accordingly, the Company's comprehensive loss and net loss are the same for all periods presented.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2012 and 2011

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

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2012 and 2011

Basic and Diluted Income (Loss) per Share
In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At September 30, 2012 and 2011, the Company’s stock equivalents were anti-dilutive and excluded in the diluted loss per share computation.  The aggregate number of potentially dilutive warrants and options outstanding at September 30, 2012 were 1,650,000.

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

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company's financial statements.  For the nine months ended September 30, 2012 and 2011, the Company did not recognize any interest or penalty expense related to income taxes.  The Company files income tax returns in the U.S. federal jurisdiction and states in which it does business.

NOTE 2 - PRIVATE PLACEMENTS OF RESTRICTED COMMON STOCK

During April 2007, the Company sold 28,000,000 (after adjusting for the 1 to 14 split) shares of its common stock to its founders for cash proceeds of $5,000.  During December 2007, the company sold 21,000,000 (after adjusting for the 1 to 14 split) shares of its common stock in a private placement for cash proceeds of $75,000.

From February 25 through July 12, 2011, the Company issued an aggregate of 8,134,997 shares of common stock and warrants to purchase 8,134,997 shares of common stock to certain accredited investors (the “Private Placements”).  Each warrant has a three-year term and is exercisable at $0.60 per share (currently at $.10 due to the triggering of a down round full ratchet anti dilution provision).  The warrants are redeemable by the Company in the event the Company’s common stock exceeds $3.00 for twenty of thirty trading days.  The Company granted piggy-back registration rights for the securities issued in the Private Placements.

On December 2, 2011, one accredited investor purchased 200,000 shares for gross proceeds of $40,000 in a private placement.  The subscription agreement contained a "Purchase Price Protection" provision that granted the investor additional shares in the event of a private placement during the 10 month period from the date of the investment at a price per share less than the investor's purchase price.  The additional shares shall be issued for no additional payment such that the total per share price paid by this investor will equal the amount paid by investors in such later private placement.  In April 2012, the Company issued an additional 200,000 shares to the investor as a result of the price protection provision.

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

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2012 and 2011

In June 2012, the Company issued an aggregate of 2,400,000 shares of restricted common stock to certain accredited investors in a private placement and received aggregate gross proceeds of $600,000.  The securities are subject to registration rights.

In July 2012, the Company issued an aggregate of 20,580,000 shares of restricted common stock to certain accredited investors in a private placement and received aggregate gross proceeds of $5,144,990.  The securities are subject to registration rights.

The Company received aggregate gross proceeds of $9,350,490 from the private placements as follows:

Date	Shares	Gross Proceeds	Related Warrant Liability at Inception	Related Warrant Liability at September 30, 2012
February 25, 2011	4,766,666	$1,430,000	$2,350,251	$-
May 31, 2011	1,409,999	423,000	1,186,859	-
June 27, 2011	1,874,999	562,500	1,243,838	-
July 12, 2011	83,333	25,000	57,742	-
December 2, 2011	200,000	40,000	-	-
February 10, 2012	3,250,000	325,000	-	-
February 14, 2012	4,000,000	400,000	-	-
March 7, 2012	1,000,000	100,000	-	-
March 15, 2012	1,750,000	175,000	-	-
March 22, 2012	250,000	25,000	-	-
April 9, 2012	1,000,000	100,000	-	-
April 24, 2012	* 200,000	-	-	-
June 28, 2012	2,400,000	600,000	-	-
July 6, 2012	20,580,000	5,144,990	-	-
	42,764,997	$9,350,490	$4,838,690	$-

* Shares issued under price protection provision of subscription agreement as described above.

The warrants were subject to full ratchet anti-dilution protection if the Company sold shares or share-indexed financing instruments at less than the $0.60 exercise price.  Repricing events occurred twice while the warrants were issued, once to $0.20 on December 2, 2011 and again to $0.10 on February 10, 2012 as a result of private placements of restricted common stock.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and were required to be carried as a derivative liability, at fair value.  Management estimated the fair value of the warrants on the inception dates, and subsequently at each reporting period, using the Black-Scholes option-pricing model, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to determine the fair value of freestanding warrants.

On June 27, 2012, holders of an aggregate of 7,529,999 warrants exchanged those warrants for 1,506,004 shares of common stock.

On September 24, 2012, holders of an aggregate of 488,331 warrants exchanged those warrants for 97,669 shares of common stock.

On September 24, 2012, a holder of 116,667 warrants exercised those warrants at $0.10 a share and received 116,667 shares of common stock.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not believe that the adoption of any recently issued, but not yet effective, accounting standards will have a material effect on its financial position and results of operations.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2012 and 2011

NOTE 4 - ADVANCES, ACCOUNTS PAYABLE AND ACCRUED EXPENSES -  RELATED PARTIES

A shareholder advanced an aggregate amount of $34,811 to the Company in 2010 and 2009.  Additionally, the Company owed $11,100 in legal fees to another shareholder as of December 31, 2011.  The total amount owed at December 31, 2011 was $45,911 and was not subject to any interest.

On September 20, 2012, the aggregate amount of $45,911 was converted into 259,244 shares of common stock, the value of which exceeded the aggregate amount on the conversion date by $18,900.  This amount was charged to operations as an expense in the period ended September 30, 2012.

The aggregate balance due to all related parties for advances, accounts payable and accrued expenses as of September 30, 2012 was $NIL.

NOTE 5 - NOTES AND LOANS PAYABLE

Convertible Notes Payable
On November 29, 2011, the Company received aggregate proceeds of $400,000 from two individuals ($150,000 of which was from a director of the Company) on notes payable bearing interest at 18%, due on May 29, 2012 and convertible into common stock at the rate of $0.20  per share or an adjusted lower rate determined by reference to a subsequent qualified financing.  As additional consideration, the note holders were issued an aggregate of 400,000 shares of common stock valued at $0.15 per share for an aggregate of $60,000.  The value of the shares issued were recorded as deferred financing costs and were amortized over the 6 month term of the notes.  The unamortized balances were  $NIL at September 30, 2012 and $49,451 at December 31, 2011.  Related amortization expense was $49,451 for the nine months ended September 30, 2012.

On June 28, 2012, the aggregate principal of $400,000 and the accrued interest of $41,800 on the notes were converted into 2,209,000 shares of restricted common stock at $0.20 per share, the value of which exceeded the principal and accrued interest by $618,520 on the conversion date.  This amount was charged to operations as an expense in the nine month period ended September 30, 2012.

Notes Payable to Director
A director loaned the Company $99,500, of which $60,000 was advanced on September 29, 2011 and is evidenced by an unsecured note payable which was due on October 29, 2011 bearing interest at 3%; $10,000 was advanced in October 2011; $10,000 was advanced in December 2011 for direct payment to a vendor and $19,500 of which was advanced in January 2012 for direct payments to vendors.  On June 28, 2012, the principal plus accrued interest on the loans and advances of $1,961 (aggregate of $101,461) were converted into 507,306 shares of common stock at $0.20 per share, the value of which exceeded the principal and accrued interest by $140,046 on the conversion date.  This amount was charged to operations as an expense in the nine month period ended September 30, 2012.

Loan Payable
In November and December 2011, an unrelated third party loaned the Company $60,000, payable on demand without interest.  The loan was repaid in February 2012.

Note Payable to Shareholders
On June 15, 2012, a stockholder loaned the Company $65,000, payable on July 15, 2012 without interest.  The loan was repaid in July 2012.

On May 20, 2010, the Company issued a note for $7,500 bearing interest at 5% in exchange for a shareholder's payment of $7,500 on an open account payable balance.  The note was due and payable upon demand.  On September 20, 2012, the aggregate principal and accrued interest of $7,500 were converted into 30,000 shares of restricted common stock.  The principal balance of the note was $NIL at September 30, 2012 and $7,500 at December 31, 2011.  Accrued interest payable on this note was $NIL and $982 as of September 30, 2012 and December 31, 2011, respectively.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2012 and 2011

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

NOTE 7 - WARRANTS AND OPTIONS

During the year ended December 31, 2011, the Company issued a total of 8,284,997 warrants to purchase restricted common stock.  Of those warrants, 8,134,997 were issued to private placement investors and included down round full ratchet anti-dilution provisions requiring periodic repricing if shares are later offered at lower prices.  In May 2012 holders of 7,529,999 warrants received 1,506,004 shares of restricted common stock in exchange for those warrants.  In September 2012, holders of 488,331 warrants received 97,669 shares of restricted common stock in exchange for such warrants and a holder of 116,667 warrants exercised such warrants at $0.10/share and received 116,667 shares of restricted common stock.

The following tables summarize warrants issued during the year ended December 31, 2011 to private placement investors and consultants.  For the nine months ended September 30, 2012, no warrants were issued and no expense was recognized.  The number of warrants outstanding as of September 30, 2012 is 150,000.

Grant Date	Number of Warrants Issued	Number of Warrants Exchanged or Exercised	Number of Warrants Outstanding as of September 30, 2012	Exercise Price Original/Repriced	Expiration Term in Years
February 25, 2011 (A)	4,766,666	4,766,666	-	$0.60 /$0.10	2.67
May 31, 2011 (A)	1,409,999	1,409,999	-	$0.60/$0.10	2.92
June 27, 2011 (A)	1,874,999	1,874,999	-	$0.60/$0.10	3.00
June 27, 2011 (B)	100,000	-	100,000	$1.00	2.00
July 12, 2011 (A)	83,333	83,333	-	$0.60/$0.10	3.00
December 27, 2011 (B)	50,000	-	50,000	$1.00	2.00

(A) Private placement warrants (these warrants were subject to down round full ratchet anti dilution provisions and the exercise price was adjusted to $0.10 per share in February 2012)
(B) Sponsorship agreement, including put option - see Note 10

Activity in warrants for each of the year ended December 31, 2011 and the nine months ended September 30, 2012 is summarized as follows:

	Shares Under Warrants	Weighted Average Exercise Price Original/Repriced
Balance at January 1, 2011	-
Warrants granted	8,284,997	$0.61/$0.10
Warrants exercised	-
Warrants cancelled/expired	-
Balance at December 31, 2011	8,284,997	$0.61/$0.10
Warrants granted	-
Warrants exercised	(116,667)
Warrants cancelled/exchanged/expired	(8,018,330)
Balance at September 30, 2012	150,000	$1.00

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2012 and 2011

The following table summarizes information about warrants outstanding and exercisable at September 30, 2012.  As all warrants currently outstanding are fully and immediately vested at issuance, the information for both outstanding and exercisable are identical.

Warrants Outstanding and Exercisable
Range of Exercise Price	Warrants Outstanding and Exercisable	Weighted Average Remaining Contractual Life
$1.00	150,000	.90

The following table summarizes the assumptions used to value the warrants using the Black-Scholes option pricing model:

	Grant Date	Number of Warrants Issued/ Outstanding	Stock Price on Measurement Date	Exercise Price	Expected Term	Expected Volatility	Dividend Yield	Risk Free Rate
(A)	02/25/11	4,766,666	$0.500	$0.60	3.00	285.20%	0.00%	1.48%
(A)	05/31/11	1,409,999	$0.850	$0.60	3.00	208.89%	0.00%	0.79%
(A)	06/27/11	1,874,999	$0.670	$0.60	3.00	295.31%	0.00%	0.64%
(A)	07/12/11	83,333	$0.700	$0.60	3.00	278.00%	0.00%	0.42%
(B)	06/27/11	100,000	$0.670	$1.00	2.00	213.59%	0.00%	0.41%
(B)	12/23/11	50,000	$0.090	$1.00	2.00	209.00%	0.00%	0.28%

(A) Private placement warrants
(B) Sponsorship agreement, including put option - see Note 10

The Company has issued an aggregate of 1,500,000 options to purchase restricted common stock to the following directors and scientific advisory board members (see Note 10).

Issued to and Grant Date	Number of Options	Exercise Price	Expiration Term in Years
Dr. Louis Aronne - director - July 14, 2011	250,000	$0.64	10
Dr. Louis Aronne - scientific advisory board - July 14, 2011	500,000	$0.64	10
Dr. Robert Hariri - director - July 26, 2011	250,000	$0.69	10
Dr. Peter Diamandis - director -August 15, 2011	250,000	$0.45	10
Dr. Buzz Aldrin - director - May 24, 2012	250,000	$0.14	10

The following table summarizes the assumptions used to value the director/advisory board options using the Black-Scholes option pricing model:

Grant Date	Number of Options	Stock Price on Measurement Date	Exercise Price	Expected Term	Expected Volatility	Dividend Yield	Risk Free Rate
07/14/11	750,000	$0.640	$0.64	10.00	287.00%	0.00%	2.98%
07/26/11	250,000	$0.690	$0.69	10.00	285.00%	0.00%	2.99%
08/15/11	250,000	$0.450	$0.45	10.00	284.00%	0.00%	2.29%
05/24/12	250,000	$0.140	$0.14	10.00	187.00%	0.00%	1.77%

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2012 and 2011

Activity in stock options for each of the year ended December 31, 2011 and nine months ended September 30, 2012 is summarized as follows:

	Shares Under Options	Weighted Average Exercise Price
Balance at January 1, 2011	-
Options granted	1,250,000	$0.61
Options exercised	-
Options cancelled/expired	-
Balance at December 31, 2011	1,250,000	$0.61
Options granted	250,000	0.14
Options exercised	-
Options cancelled/expired	-
Balance at September 30, 2012	1,500,000	$0.53

At September 30, 2012, the weighted-average remaining term of the options was 9.01 years.  As of September 30, 2012, the aggregate intrinsic value of outstanding and exercisable options was $12,500.  The aggregate intrinsic value was calculated by multiplying the number of outstanding and exercisable options by the amount by which the market price for our common stock at September 30, 2012 exceeded the exercise price for each option.  The market price for our common stock at September 30, 2012 was $0.29.  The aggregate unvested cost of the options at September 30, 2012 was $307,986.

The following table summarizes information about options outstanding and exercisable at September 30, 2012.

Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Range of Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life
$0.64	750,000	8.79	$0.64	416,666	8.79
$0.69	250,000	8.83	$0.69	166,666	8.83
$0.45	250,000	8.88	$0.45	166,666	8.88
$0.14	250,000	9.67	$0.14	83,333	9.67

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

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2012 and 2011

The Company completed its annual impairment testing for indefinite-lived intangible assets after the fourth quarter of 2011. Based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and projected revenues from sales of MYO-T12 and (iii) assumptions similar to those that market participants would make in valuing the Company's intangible assets, management determined that the carrying values of the intellectual property intangible assets exceeded its fair value.  Accordingly, the Company recorded noncash impairment charges totaling $2,662,000 for the year ended December 31, 2011, reducing the MYO-T12 intellectual property asset to its fair value of $2,000,000.

NOTE 9 - INCOME TAXES

The Company has the following deferred tax assets and liabilities:

	September 30, 2012	December 31, 2011
Noncurrent assets and liabilities
Intellectual property	$1,000,000	$1,038,000
Net operating loss carryforwards	936,800	843,000
	1,936,800	1,881,000
Valuation allowance	(1,936,800)	(1,881,000)
Net deferred tax asset	$-	$-

The valuation allowance for the deferred tax asset increased by $55,800 for the nine months ended September 30, 2012.

The Company has net operating losses amounting to approximately $2,342,000 that expire in various periods through 2031.  The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules.  Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, the current global economic crisis imposes additional profitability risks that are beyond the Company’s control.  Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

The Company has no uncertain income tax positions.

The tax years ended December 31, 2007 through 2011 are open for examination by federal and state taxing authorities.

The statutory federal income tax rate and the effective rate are reconciled as follows:

	September 30, 2012	December 31, 2011
Statutory federal income tax rate	34%	34%
State taxes, net of federal tax benefit	5%	5%
Valuation allowance	(39)%	(39)%
Net deferred tax asset	-%	-%

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2012 and 2011

NOTE 10 - COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS

Distribution Agreement
On May 16, 2012, the Company entered into a distribution agreement (the "Agreement") with MHP, a company engaged in the development, marketing and distribution of nutritional and other therapies for the consumer.  Pursuant to the Agreement, MHP will, on an exclusive basis, provide marketing, sales and distribution of MYO-T12, to be sold under the brand name MYO-X, in retail and other outlets.  MHP agreed to pay the Company $195,301 upon the execution of the Agreement, with such amount credited against inventory purchases.  The Agreement also provides, upon termination of MHP's exclusively rights, additional supply and payment rights to MHP (including a per-unit royalty in the low single digits).  The term of the Agreement is one year, with an effective date for exclusivity beginning on September 29, 2012.  In the event MHP achieves certain sales targets for MYO-T12, the exclusivity provisions of the Agreement will be extended for an additional one or two years.  The Agreement further provides for a co-operative advertising arrangement with MHP, whereby the Company is required to pay MHP a fee for each unit of MYO-T12 sold.

Operating Lease
The Company leases its corporate offices under an operating lease expiring in July 2017.  The Company has two options to renew such lease for a term of three years each with annual rent increases of 3%.  Currently, the Company pays $2,000 per month until such time the office space becomes fully available, which is expected to occur in January 2013.

The future minimum lease payments under the non-cancelable operating lease in excess of one year at September 30, 2012 is as follows:

Year Ending December 31,	Amount
2012	$6,000
2013	53,121
2014	59,434
2015	65,095
2016	67,163
2017	39,623
$290,436

Rent expense for the nine month period from January 1, 2012 to September 30, 2012 was $22,155, rent expense for the three month period from July 1, 2012 to September 30, 2012 was $12,500 and rent expense for 2011 was $49,507.

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
September 30, 2012 and 2011

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

Sponsorship Agreement
On June 27, 2011, the Company entered into a one year agreement with a celebrity spokesperson pursuant to which the spokesperson agreed to perform certain services for the Company and granted the Company the worldwide right to use the spokesperson’s name and approved image in various media.  The agreement provided for cash compensation of $150,000 in three equal installments of $50,000, all of which was paid in 2011.  Royalties at the rate of $0.50 per unit sold are payable to the spokesperson for the term of the agreement and an additional 12 months thereafter.  The agreement expired in June 2012.

The agreement also provided for the issuance of warrants to purchase 150,000 shares of common stock, 100,000 of which were issued upon signing of the agreement and 50,000 of which were issued in December 2011.  The warrants have a term of two years with an exercise price of $1.00 per share.  The warrants further provide that in the event (a) the trading price of the common stock of the Company on its principal trading market does not exceed $2.00 within two years of issuance and (b) the warrants were not exercised prior to such time, then the spokesperson shall have the right to sell any unexercised portion of the warrants to the Company in exchange for $1.00 for each share of common stock underlying the unexercised portion of the warrants.

The 100,000 warrants issued upon execution of the agreement and the 50,000 warrants issued in December 2011 were valued at $88,600 and $48,050, respectively, using a Black-Scholes option pricing model and determining that the put option was the predominant feature of the instrument.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2012 and 2011

Director Agreements

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

Stock-Based Compensation
On September 24, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan, which is subject to stockholder approval.  The Company has reserved 10,000,000 shares of common stock under the 2012 Equity Incentive Plan.  As of September 30,2012, there were no options outstanding under the 2012 Equity Incentive Plan.  Prior to the adoption of the 2012 Equity Incentive Plan, we granted restricted common stock awards to consultants from time to time.  Additionally, during the nine months ended September 30, 2012 and the year ended December 31, 2011, we granted options to directors to acquire an aggregate of 250,000 and 1,250,000 shares of restricted common stock, respectively.  As of September 30, 2012, 833,333 have vested and 666,667 remain unvested.  The vesting terms range from 3 to 4 years and the options have a weighted average remaining term of 9.01 years and a weighted average exercise price of $0.53 per share.

During the nine months ended September 30, 2012, the Company issued an aggregate of 3,537,334 shares of restricted common stock to consultants, a director, an employee and an officer for services.  The shares issued were valued at trading prices on the date of issuance between $0.07 and $0.45 per share for an aggregate charge of $308,552.  The shares issued to our officer and director are subject to certain vesting requirements.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2012 and 2011

NOTE 11 - SUBSEQUENT EVENT

Andrew J. Einhorn: On October 15, 2012, the Company entered into an offer letter with Andrew J. Einhorn to serve as the Company’s Chief Financial Officer. Pursuant to the terms of the offer letter, Mr. Einhorn will work for the Company on a full-time basis and will receive an annual base salary of $220,000.  Mr. Einhorn will be entitled to an annual bonus of up to 100% of his annual base salary, as determined by the Company’s board of directors in its sole discretion.  Upon execution of an employment agreement, Mr. Einhorn will be entitled to receive 2,000,000 shares of the Company’s common stock which will vest in four equal semi-annual installments commencing upon execution of the agreement.  Each installment of shares will be subject to transfer restrictions as will be specified in the employment agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on  Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2011.

Certain statements in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained in this report and not clearly historical in nature are forward-looking, and the words “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) generally are intended to identify forward-looking statements.  Any statements in this report that are not historical facts are forward-looking statements. Actual results may differ materially from those projected or implied in any forward-looking statements. Such statements involve risks and uncertainties, including but not limited to those relating to product and customer demand, market acceptance of our products, the ability to create new products, the ability to achieve a sustainable profitable business, the effect of economic conditions, the ability to protect our intellectual property rights, competition from other providers and products, risks in product development, our ability to raise capital to fund continuing operations, and other factors discussed from time to time in the Company's Securities and Exchange Commission filings. The Company undertakes no obligation to update or revise any forward-looking statement for events or circumstances after the date on which such statement is made except as required by law.

 Plan of Operation

We are focused on the development and commercialization of therapeutic and dietary products relating to muscle health, including the formulation, acquisition and distribution of nutritional, nutraceutical, physical performance enhancement and wellness products.  Our initial core product, MYO-T12, a myostatin-inhibiting product is sold under the brand name MYO-X.  Up until May, 2012 our operations were supported by outside third party vendors, who provided the order processing controls, such as electronic data interface with our customers.  Following the execution of our exclusive distributor relationship with Maximum Human Performance (“MHP”), our plan is to produce our current nutrition maximization and wellness products (principally MYO-T12) for sale by MHP, and to research and test new products.  We are also focusing on reducing the cost of producing MYO-T12  by finding more efficient manufacturing partners and processes, and we are focusing on conducting clinical trials of MYO-T12 and developing new products.

Three Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011

For the three months ended September 30, 2012, the Company generated revenues of $365,934 compared to revenues of $55,841 for the three months ended September 30, 2011, the period in which we began selling MYO-T12.  The increase in revenues during the three months ended September 30, 2012 includes $344,959 of sales to MHP with whom the Company did not have a relationship during 2011.  Gross profit for the three months ended September 30, 2012 was $11,344 compared to $29,831 for the three months ended September 30, 2011.  The decrease in gross profit reflects a lower net selling price per unit, and a higher cost of inventory sold in the three month period ended September 30 2012 compared to the same period in 2011.  General and administrative expenses for the three months ended September 30, 2012 of $1,058,968, were $346,193 lower than the $1,405,161 for the three months ended September 30, 2011 mostly due to lower consulting and director compensation expenses during 2012. During the three months ended September 30, 2012 the Company recognized a gain of $229,591 due to the change in the fair value of outstanding warrants, compared to a gain of $3,270,821 during the three months ended September 30, 2011.  The Company incurred a net loss of $812,578 for the three months ended September 30, 2012 compared to net income of $1,857,833 for the three months ended September 30, 2011 with such difference mostly attributable to the effects of the change in fair value of outstanding warrants in the respective periods.

Nine Months Ended September 30, 2012 compared to the Nine Months Ended September 30, 2011

For the nine months ended September 30, 2012, the Company generated revenues of $734,363, compared to $55,841 for the nine months ended September 30, 2011.  Revenues during 2012 includes $657,440 of sales to MHP with whom the Company did not have a relationship in 2011.  Gross profit for the nine months ended September 30, 2012 was $78,366 compared to $29,831 for the nine months ended September 30, 2011.  General and administrative expenses of $2,091,975 for the nine months ended September 30, 2012 were $1,637,573 lower than the $3,729,548 for the nine months ended September 30, 2012.  Almost the entire decrease is attributable to stock compensation of $1.5 million to an officer during 2011 which did not occur in 2012.  During the nine months ended September 30, 2012, the Company incurred interest expense of $802,614 versus $13,539 in 2011.  We also incurred an expense of $69,451 during the nine months ended September 30, 2012 related to amortization of deferred financing costs.  For the nine months ended September 30, 2011, the Company issued warrants, the value of which was in excess of the amount of additional paid-in capital received by $2,405,303, however this expense was almost entirely offset by a change in the fair value of outstanding warrants of $2,328,486.  We are required to revalue certain derivative financial instruments each quarter and the change in value from the dates of their original issuance in 2011 resulted in an increase to our net loss for the nine months ended September 30, 2012 by $16,173.  Such revaluations do not affect our cash flow.  For the nine months ended September 30, 2012 the Company incurred a net loss of $2,896,286 compared to a net loss of $3,790,073 for the nine months ended September 30, 2011.

April 11, 2007 (Inception Date) to September 30, 2012

In the period from April 11, 2007 (inception) to September 30, 2012, we generated revenues of $833,838 (including revenues to MHP of $657,440) while incurring $6,883,954 in general and administrative expenses. The cumulative net loss since inception was $8,627,532 including net non-cash derivatives valuation adjustments of $1,680,267 and intellectual property impairment charges of $2,662,000.  Upon completion of our annual impairment testing for indefinite-lived intangible assets after the fourth quarter of 2011, we determined that the carrying values of the intellectual property intangible assets exceeded its fair value and we recorded noncash impairment charges totaling $2,662,000, reducing the carrying value of the asset to its fair value of $2,000,000. Such revaluations do not affect our cash flow.

Liquidity and Capital Resources

As of September 30, 2012, we had cash of $4,993,883 and $7,451,039 in total assets (which includes $2,000,000 of intangible assets). For the nine months ended September 30, 2012, we used cash of $1,387,696 for operating activities.   The first installment of $350,000 on the note payable to Peak was paid on November 29, 2011 and the second and final installment of $350,000 was paid on February 21, 2012.  In late June and July 2012, the Company issued an aggregate of 22,980,000 shares of restricted common stock to accredited investors in a private placement and received aggregate gross proceeds of $5,744,990.  We believe that with those additional private placement proceeds received, we will have sufficient funds for operations, inventory procurement and product development for the next 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and therefore are not required to provide the information for this item for Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012.  Based on their evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of the date of this report, except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Since our revenues are generated in U.S. dollars but a significant portion of our expenses may be incurred in euros, our earnings may be reduced due to currency exchange rate fluctuations.

Our revenues are generated in U.S. dollars, while a significant portion of our expenses, principally the payments to our manufacturer, may be paid in euros.  The exchange rate between the euro and the U.S. dollar may fluctuate and is affected by, among other things, changes in political and economic conditions.  Any significant fluctuation between the exchange rate for these currencies may materially and adversely affect our earnings, cash flows and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 15, 2012, we issued 169,244 shares of common stock to an unrelated third party as repayment for loans and advances in the amount of approximately $42,000.  No underwriting discounts or commissions were paid.  The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

On July 26, 2012, we issued an aggregate of 600,000 shares of common stock to certain accredited investors.  We received gross proceeds of $150,000 in the offering.  No underwriting discounts or commissions were paid.  The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

On July 6, 2012, we completed a private placement with certain accredited and institutional investors and issued approximately 22.4 million shares of common stock for aggregate proceeds of approximately $5.6 million. Chardan Capital Markets, LLC served as a placement agent in the offering and received 6.0% of the aggregate purchase price paid (or approximately $180,000) by the purchasers that it introduced to us. The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6.  EXHIBITS

No.	Description of Exhibit
10.1
Form of Subscription Agreement, dated July 2, 2012, by and between the Company and the signatories thereto (incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K, filed on July 2, 2012)

10.2	Commercial Lease, dated August 1, 2012 (incorporated by reference to Exhibit 10.10 in our Registration Statement on Form S-1, filed on November 5 , 2012)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
101.INS *	XBRL Instance Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

MYOS CORPORATION

Date: November 21, 2012	By: /s/ Andrew J. Einhorn
Name: Andrew J. Einhorn
Title: Chief Financial Officer