Form 10-K
period 2012-12-31
MYOS Corp
filed 2013-03-29
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common shares on June 30, 2012, as reported on the OTC Bulletin Board, was approximately $35,739,094.

As of March 25, 2013, there were 115,158,282 shares of the registrant’s common stock outstanding.

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

We caution readers that a variety of factors could cause actual results to differ materially from anticipated results or other matters expressed in forward-looking statements.  These risks and uncertainties, many of which are beyond our control, include:

●	our ability to market and generate sales of our products;
●	our ability to adequately protect our intellectual property;

●	our ability to develop and introduce new products;

●	projected future sales, profitability and other financial metrics;

●	our ability to attract and retain key members of our management team;

●	our reliance on third-party processors;

●	shortages in the supply of, or increases in the prices of, raw materials or shelf life limits on ingredients or finished product;

●	our ability to conduct research and development activities and the success of such activities;

●	our ability to obtain governmental approvals and comply with governmental regulations;

●	future financing plans;

●	anticipated needs for working capital;

●	anticipated trends in our industry; and

●	competition existing today or that will likely arise in the future.

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

Overview

MYOS Corporation (“MYOS”, the “Company”, “we”, “us” and “our”) was incorporated in the State of Nevada on April 11, 2007.  Prior to February 26, 2011, we did not have any operations and did not generate any revenues. Since February 26, 2011, our principal activities have been focused on the discovery, development and commercialization of nutritional supplements, functional foods, therapeutic products and other technologies aimed at maintaining or improving the health and performance of muscle tissue.  In February 2011, we acquired our platform dietary supplement product called MYO-T12. We intend to develop a marketing and sales strategy to maximize revenues from MYO-T12 in a consumer base of body builder and fitness users as well as a broader target of wellness focused baby boomers.  Additionally, we will evaluate the value of this product in the therapeutic markets, including the treatment of muscular-related conditions, including age-related muscle loss and sarcopenia.

On February 25, 2011, we, Atlas Acquisition Corp., our wholly-owned subsidiary, and Peak Wellness, Inc., or Peak, entered into an intellectual property purchase agreement, or the purchase agreement, pursuant to which our subsidiary purchased from Peak the intellectual property pertaining to MYO-T12, a natural-myostatin inhibitor, including the formula, certain trademarks, trade secrets, patent applications and certain domain names.  In exchange for the assets, we paid Peak $1,150,000 (of which $450,000 was paid in cash and $700,000 via the issuance of a promissory note) and issued 7,024,000 shares of common stock to Peak.  On February 22, 2012, we paid the promissory note in full from the proceeds of a private placement that closed in February 2012.

Since our acquisition of MYO-T12, our business focus has been on the discovery, development and commercialization of nutritional supplements, functional foods, therapeutic products, and other technologies aimed at maintaining or improving the health and performance of muscle tissue.  We have earned revenues through the sale and distribution of MYO-T12.  In May 2012, we entered into an exclusive distribution agreement with Maximum Human Performance, or MHP, to provide marketing, sales and distribution of MYO-X, a branded version of MYO-T12, in specialty retail and other outlets.

Our principal objectives are to: (i) deepen the scientific understanding of the activity of MYO-T12, specifically as a natural and temporary modulator of the regulatory peptide myostatin, and to leverage this knowledge to strengthen and build our intellectual property, (ii) conduct research and development activities to evaluate myostatin modulation in a range of both wellness and disease states, (iii) identify other products and technologies which may broaden our portfolio and define a business development strategy to protect, enhance and accelerate the growth of our products, (iv) reduce the cost of manufacturing through process improvement, (v) identify contract manufacturing resources that can fully meet our future growth requirements, (vi) develop a differentiated and advantaged consumer positioning, brand name and iconography, and (vi) create a sales and marketing capability through alliances to maximize near-term and future revenues. We believe that existing wellness and therapeutic targets, such as myostatin, represent a rational entry point for additional drug discovery efforts and are evaluating a separate, concurrent objective in this area.

Our executive offices are currently located at 45 Horsehill Road, Suite 106, Cedar Knolls, New Jersey 07927 and our telephone number is (973) 509-0444.

General

Subsequent to the acquisition of MYOS-T12 on February 25, 2011, we have been focusing on the discovery, development, and commercialization of nutritional supplements, functional foods, therapeutic products, and other technologies aimed at improving the health and performance of muscle tissue. We currently earn revenues from the distribution of MYO-T12, our platform dietary supplement product.  Our directors and members of our Scientific Advisory Board, including Dr. Robert Hariri, Dr. Sol Barer, Dr. Louis Aronne, Dr. Caroline Apovian and Dr. Neilank Jha have significant research and development experience and we will consider retaining other individuals or companies to enhance our research and development activities as necessary.  While MYO-T12 is our first proprietary formulation, we plan to formulate or acquire additional products in the future.

Myostatin plays a central role in skeletal muscle health, and interest in myostatin continues to grow within the medical community.  As MYO-T12 is the only clinically proven natural supplement of which we are aware available in the market that temporarily reduces serum myostatin levels, we hope to capture first-mover advantage in the market place. The medical community has increased its focus on muscle health, specifically focusing on the aging U.S. population which can benefit most from myostatin modulation. We believe persons suffering from sarcopenia, which is muscle loss due to aging, may also benefit from MYO-T12 as muscle loss can be slowed by a reduction of myostatin in the body.

We believe that the combination of the above marketplace characteristics, combined with the experience of our directors and our management team and our current and future products will enable our business model to be successful.

Our Current Product—MYO-T12

In February 2011, we obtained all rights, trademarks and know-how to our platform dietary supplement product known as MYO-T12.  MYO-T12 has been shown in an acute clinical study (as described below) to temporarily influence human body production of a genetic protein called myostatin.  MYO-T12 is manufactured to optimize biological activity and has demonstrated its potential in redefining existing standards of physical enhancement.  Myostatin is a substance identified in recent years as being the most overwhelming force inhibiting muscle growth and recovery.  Myostatin is a protein produced by nearly every vertebrate animal including humans. Early science recognized that there were rare animals and people that naturally lacked the gene needed to produce myostatin, who were incredibly healthy while being well-muscled and immensely strong. But for the rest of the human race of myostatin producers, gaining muscles is a comparative struggle.

In 2005, Carlon M. Colker, M.D., FACN, our former Chief Medical Officer, discovered that follistatin, a natural substance known to inhibit myostatin, is found in significant levels in standard store-bought fertilized chicken eggs. These eggs, which are in the food supply, are 100% natural and are eaten regularly around the world.  When processed by a proprietary de-bulking and high-grade handling method, a concentrated biologically active powder is made.  This powder is the main ingredient in MYO-T12.

We believe that the underlying proprietary formulation technology of MYO-T12 provides us with a compelling product in the competitive marketplace. We believe MYO-T12 is the only supplement of its kind available in the market that is backed by published scientific research demonstrating a reduction in blood levels of myostatin.  MYO-T12 is composed primarily of egg yolk, fructose and flavorings and is sold in 300 gram containers, which provides approximately one month’s supply of the product.

Market Overview

The total U.S. retail market for nutritional supplements is approximately $11 billion and is highly fragmented. We believe MYO-T12 is well-positioned to market to a wide base of consumers looking for nutritional and performance maximization as well as for wellness and maintenance products as they age.  Moreover, as MYO-T12 is the only natural, temporary myostatin inhibitor on the market of which we are aware, we hope to capture the first mover advantage in this supplement category.

Strategy

We will seek to gain market share for our core branded product, MYO-T12, in the marketplace by (i) distributing MYO-T12 in the United States, (ii) formulating and developing new and complementary product lines, (iii) expanding U.S. distribution by increasing the channels of sale, (iv) expanding distribution geography beyond the U.S. and (v) making strategic product acquisitions.  Our strategy is to utilize the revenue and awareness generated by the sales and marketing of MYO-T12 to further advance our research and development of other supplements as well as therapeutic, pharmaceutical treatments for muscular-related conditions, including age-related muscle loss and sarcopenia.

Marketing, Sales and Distribution

While we were initially focused on a direct to end-user e-commerce based sales model, we are no longer directly marketing or distributing the product.  Instead, we have entered into an exclusive distribution agreement with Maximum Human Performance, or MHP, a company engaged in the development, marketing and distribution of nutritional and other supplemental products for consumer use.  Pursuant to the agreement, MHP agreed to pay us $195,301 upon the execution of the agreement, with such amount to be credited against future purchase orders by MHP. The agreement also provided for additional supply and payment rights to MHP (including a per-unit royalty in the low single digits), on a non-exclusive basis, upon the termination of MHP’s exclusivity rights. Our focus now will be to conduct clinical trials of MYO-T12 to support our marketing claims as well as to enhance our intellectual property, to develop product improvements and new products, and to reduce the cost of the product by finding more efficient manufacturing processes and contract manufacturers.

Research and Development

Our primary research and development efforts with respect to the formulation of MYO-T12 are ongoing. We believe further studies are required to show the importance of our product in improving muscle health. All of our basic scientific work with respect thereto was initially performed by Dr. Colker prior to our acquisition of MYO-T12.  We intend to focus our research and development activities on expanding the claims and uses for MYO-T12, as well as creating additional dietary supplements. Specifically, we will conduct additional FDA/DSHEA-compliant studies of MYO-T12 to quantify and support ‘muscle health,” ‘muscle gain’ and ‘muscle recovery’ claims.  We also intend to research and develop new product extensions of MYO-T12 and other nutritional supplements focused on muscle healthy and recovery.

On March 20, 2013, we announced the results of our most recent clinical study of MYO-T12. In this study, 36 healthy male subjects were enrolled and randomized into one of three groups testing the impact of MYO-T12 on serum myostatin levels. The data from the clinical study confirmed the beneficial effect of MYO-T12 in suppressing myostatin levels and supported the importance of continued research.

Intellectual Property

We have adopted a comprehensive intellectual property strategy, the implementation of which is ongoing.  We are focusing our efforts on ensuring our current commercial products and processes, and those currently under development, are being protected to the extent possible.  We are in the process of filing multiple patent applications in the United States and abroad, and we are currently prosecuting pending patent applications in the United States, all of which are directed towards our compositions and methods of manufacturing the same.   In addition to a proactive protection strategy, we are in the process of conducting defensive diligence to ensure our products and processes to not encroach upon the rights of third parties.  Moreover, we are also engaged in a survey of the intellectual property owned by potential competitors to our MYO-T12 product, and are devising a proactive path to stay ahead of such potential competitors.

In addition to patent protection, we are also engaged in protecting our brands, including corporate brands and product brands, and have sought trademark registrations in the United States for the same.  We are in the process of implementing a clearance strategy for new brands we intend to launch, to ensure any risk of encroaching on the rights of third parties is minimized.

Much of our ongoing work, including our research and development, is kept highly confidential from third parties.  As such, we are in the process of adopting corporate confidentiality policies that comply with the Uniform Trade Secrets Act, to protect some of our most valuable intellectual property assets.

Regulatory Environment

The importing, manufacturing, processing, formulating, packaging, labeling, distributing, selling and advertising of our current and future products may be subject to regulation by one or more federal or state agencies.  The Food and Drug Administration, or the FDA, has primary jurisdiction over our product pursuant to the Federal Food, Drug and Cosmetic Act, as amended by the Dietary Supplement and Health Education Act, or the FDCA, and regulations promulgated thereunder. The FDCA provides the regulatory framework for the safety and labeling of dietary supplements, foods and medical foods. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements.  In addition, the Animal Plant Health and Inspection Service, or APHIS, regulates the importation of our primary product from Germany.  The Federal Trade Commission, or the FTC, and the FDA share jurisdiction over the promotion and advertising of dietary supplements.  Pursuant to a memorandum of understanding between the two agencies, the FDA has primary jurisdiction over claims that appear on product labels and labeling and the FTC has primary jurisdiction of product advertising.

Compliance with applicable federal, state, and local laws and regulations is a critical part of our business.  We endeavor to comply with all applicable laws and regulations.  However, as with any regulated industry, the laws and regulations are subject to interpretation and there can be no assurances that a government agency would necessarily agree with our interpretation of the governing laws and regulations.  Moreover, we are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future.  These regulations could, however, require the reformulation of our product to meet new standards, market withdrawal or discontinuation of certain products not able to be reformulated.  The risk of a product recall exists within the industry although we endeavor to minimize the risk of recalls by distributing a product that is not adulterated or misbranded.  However, the decision to initiate a recall is often made for business reasons in order to avoid confrontation with FDA.

Our primary product MYO-T12 is required to be prepared in compliance with the FDA’s Good Manufacturing Practices, or GMPs, for dietary supplements.  MYO-T12 is also required to be imported into the United States in conformance with APHIS’s requirements for egg products.  Other statutory obligations include reporting all serious adverse events on a Medwatch Form 3500A.  To date, we have not filed a Medwatch Form 3500A with the FDA nor have we been placed on notice regarding any serious adverse events related to MYO-T12.  Since eggs are considered a major food allergen under the Food Allergen Labeling and Consumer Protection Act of 2004, the labeling of MYO-T12 must note that the product contains egg yolk.

Advertising of dietary supplement products is subject to regulation by the FTC under the Federal Trade Commission Act, or FTCA, which prohibits unfair methods of competition and unfair or deceptive trade acts or practices in or affecting commerce.  The FTCA provides that the dissemination of any false advertising pertaining to foods, including dietary supplements, is an unfair or deceptive act or practice.  Under the FTC's substantiation doctrine, an advertiser is required to have a reasonable basis for all objective product claims before the claims are made. All advertising is required to be truthful and not misleading. All testimonials are required to be typical of the results the consumer may expect when using the product as directed. Accordingly, we are required to have adequate substantiation of all material advertising claims made for our products.  Failure to adequately substantiate claims may be considered either deceptive or unfair practices.

Manufacturing; Raw Materials and Suppliers

Rather than acquiring or building a manufacturing facility, we have outsourced production of MYO-T12.  We believe this arrangement provides us with an advantage in our margins, improves our return on assets, and allows us to invest in building consumer awareness and conducting clinical trials. All of the raw materials for our current product are currently sourced from third-party suppliers. We do not have supply contracts with the suppliers.  Any shortages in our raw materials could result in materially higher raw material prices and adversely affect our ability to source our product. We currently do not have any agreement (written or oral) with the third party processors. If these processors are unwilling or unable to produce our products, our operations will be adversely affected.

Since the beginning of 2012, we have been focusing on the efficiency and economics of manufacturing MYO-T12. Our management has examined the production cost and is working to achieve cost savings in production.

Competition

The market for dietary supplements is highly competitive.  Competition is based primarily on price, quality, customer service, marketing and product effectiveness.  Our competition includes numerous nutritional supplement companies that are highly fragmented in terms of geographic market coverage, distribution channels and product categories.  In addition, large pharmaceutical companies and packaged food and beverage companies compete with us in the nutritional supplement market.  These companies and certain nutritional supplement companies have broader product lines and/or larger sales volumes than us and have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities.  Other companies are able to compete more effectively due to a greater extent of vertical integration.  Private label products of our competitors, which in recent years have significantly increased in certain nutrition categories, compete directly with our products.  In several product categories, private label items are the market share leaders.  Increased competition from such companies, including private label pressures, could have a material adverse effect on our results of operations and financial condition.  Many companies within our industry are privately-held and therefore, we are unable to assess the size of all of our competitors or where we rank in comparison to such privately-held competitors with respect to sales.

Employees

As of the date of this Report, we have four full-time employees. We also have several consultants and service providers that provide us with legal, accounting, business development and investor relations services.

Item 1A.	Risk Factors.

Our business, operations and financial condition are subject to various risks. Investing in our securities involves a high degree of risk. Before purchasing our common stock, you should carefully consider the following risk factors as well as other information contained in this report, including our financial statements and the related notes. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occurs, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our securities could decline, and you may lose some or all of your investment.

RISKS RELATING TO OUR BUSINESS

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

We are a development stage company and have a limited operating history. Our future prospects should be considered in light of the risks and uncertainties experienced by early stage companies in evolving markets such as the market for our current product and future products, if any, in the United States.  We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

●	Build a strong and compelling consumer brand;

●	Adequately protect and build our intellectual property;

●	Develop new products;

●	Conduct successful research and development activities;

●	Increase awareness of our product and develop customer loyalty;

●	Respond to competitive market conditions;

●	Respond to requirements and changes in our regulatory environment;

●	Maintain effective control of our costs and expenses; and

●	Attract, retain and motivate qualified personnel.

If we are unable to address any or all of the foregoing risks, our business may be materially and adversely affected.

MYO-T12 is currently our sole product and we are highly dependent on the successful marketing and sales of MYO-T12. There is no assurance that we will be able to develop any additional products.

MYO-T12 is currently our sole product.  For the year ended December 31, 2012, our revenues for this product were only $911,727. We may fail to successfully market and promote MTO-T12.  Successfully marketing and promoting products such as MTO-T12 is a complex and uncertain process, dependent on the efforts of management, distributors, outside consultants and general economic conditions, among other things.  Any factors that adversely impact the marketing and sales of MYO-T12 including, but not limited to, competition, acceptance in the marketplace, or delays related to production and distribution or regulatory issues, will likely have a negative impact on our cash flow and operating results.  The commercial success of our product also depends upon:

●	the quality and acceptance of other competing brands and products;
●	creating effective distribution channels and brand awareness;
●	critical reviews;
●	the availability of alternatives;
●	general economic conditions; and
●	other tangible and intangible factors.

Each of these factors is subject to change and cannot be predicted with certainty. We cannot assure you that we will be successful in developing or marketing any potential enhancements to MYO-T12 or any other products.  Our inability to successfully market our current products and/or successfully develop and market additional products or any enhancements to our products which we may develop, would have a material adverse effect on our business and results of operations.

We have a history of losses and cash flow deficits, and we expect to continue to operate at a loss and to have negative cash flow for the foreseeable future, which could cause the price of our stock to decline.

We have incurred net losses since our inception. At December 31, 2012, we had cumulative net losses of approximately $9.6 million.  We also had negative cash flow from start-up activities.  Historically, we have funded our operations from the proceeds from the sale of equity securities, and to a lesser extent, internally generated funds.  Our growth strategy is to implement our strategic business plan, which is likely to result in additional losses and negative cash flow for the foreseeable future. We cannot give assurances that we will ever become profitable.

We will need to raise additional funds in the future to grow our business, which funds may not be available on acceptable terms or at all. If we are unable to raise funds as needed, we may not be able to maintain or expand our business.

We expect that our current funds, as of December 31, 2012, together with cash generated from operations, will be sufficient to fund our projected operations through December 31, 2013.  We require substantial funds for operating expenses, for research and development activities, to establish manufacturing capability, to develop consumer marketing and retail selling capability, and to cover public company costs. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

The extent of our capital needs will depend on numerous factors, including (i) our profitability, (ii) the release of competitive products, (iii) the level of investment in research and development and (iv) the amount of our capital expenditures.  We cannot assure you that we will be able to obtain capital in the future to meet our needs.  If we cannot obtain additional funding, we may be required to limit our marketing efforts, decrease or eliminate capital expenditures or cease all or a portion of our operations, including any research and development activities.

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

Any future capital investments could dilute or otherwise materially adversely affect the holdings or rights of our existing stockholders.  In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock.  There is no assurance that any additional financing will be available, or if available, will be on terms favorable to us.

Since our revenues are generated in U.S. dollars but a significant portion of our expenses may be incurred in euros, our earnings may be reduced due to currency exchange rate fluctuations.

Our revenues are generated in U.S. dollars, while a significant portion of our expenses, principally the payments to our manufacturer, may be paid in euros. The exchange rate between the euro and the U.S. dollar may fluctuate and is affected by, among other things, changes in political and economic conditions. Any significant fluctuation in the exchange rate for these currencies may materially and adversely affect our earnings, cash flows and financial condition.

If we are unable to manage our infrastructure growth, our business results may be materially and adversely affected.

We need to manage our infrastructure growth to support and maximize our potential revenue growth and achieve our expected business results.   Engaging the full capacity of our limited staff may place a significant strain on our management, operations, and accounting and information systems.  We expect that we will need to continue to improve our financial controls, operating procedures and management information systems.  The failure to manage our infrastructure growth could adversely affect our business results.

If we are not able to implement our business objectives, our operations and financial performance may be adversely affected.

Our principal objectives are to: (i) deepen the scientific understanding of the activity of MYO-T12, specifically as a natural and temporary modulator of the regulatory peptide myostatin, and to leverage this knowledge to strengthen and build our intellectual property, (ii) conduct research and development activities to evaluate myostatin modulation in a range of both wellness and disease states, (iii) identify other products and technologies which may broaden our portfolio and define a business development strategy to protect, enhance and accelerate the growth of our products, (iv) reduce the cost of manufacturing through process improvement, (v) identify contract manufacturing resources that can fully meet our future growth requirements, (vi) develop a differentiated and advantaged consumer positioning, brand name and iconography, and (vi) create a sales and marketing capability through alliances to maximize near-term and future revenues. Our business plan is based on circumstances currently prevailing and the bases and assumptions that certain circumstances will or will not occur as well as the inherent risk and uncertainties involved in various stages of development.  However there is no assurance that we will be successful in achieving our objectives.  If we are not able to achieve our objectives, our business operations and financial performance may be adversely affected.

If we lose the services of our key personnel, we may be unable to replace them, and our business, financial condition and results of operations could be adversely affected.

Our success largely depends on the continued skills, experience, efforts and policies of our management, directors and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. In particular, certain of our directors, including Dr. Robert Hariri and Dr. Louis Aronne, have significant research and development experience and are integral to the creation of our future products and the execution of our business strategy.  In addition, our prospects depend substantially on the services of Glen R. Fleischer, our Chief Executive Officer, and Peter Levy, our Chief Operating Officer.

In addition, we have a part-time Interim Chief Financial Officer who is familiar with the accounting and reporting requirements of a U.S. publicly-listed company.  This position in a U.S. publicly-listed company is critical to our operations, and our failure to fill this position on a full-time basis may negatively impact our business and operations. It may also negatively impact the effectiveness of our disclosure controls and our internal controls over financial reporting. No assurances can be given that we will be able to identify or afford a full-time qualified candidate for this position.

If one or more of our key employees or directors leaves us, we will need to find a replacement with the combination of skills and attributes necessary to execute our strategy. Because competition for skilled employees is intense, and the process of finding qualified individuals can be lengthy and expensive, we believe that the loss of the services of key personnel could adversely affect our business, financial condition and results of operations. We cannot assure you that we will continue to retain such personnel.

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

If our current or future products fail to properly perform, our business could suffer due to increased costs and reduced income.  Failure of our current or future products to meet consumer expectations could result in decreased sales, delayed market acceptance of our products, increased accounts receivable, unsaleable inventory and customer returns, and divert our resources to reformulation or alternative products.

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

To remain competitive in our industry, we believe it is important to continually develop new and advanced products and processes.  There is no assurance that competitive new products and processes will not render our existing products obsolete or non-competitive.  Our competitiveness in the marketplace relies upon our ability to enhance our current products, introduce new products, and develop and implement new technologies and processes.  Our failure to evolve and/or develop new or enhanced products may cause us to lose our competitiveness in the marketplace and adversely affect our operating results.

Adverse publicity or consumer perception of our products and any similar products distributed by others could harm our reputation and adversely affect our sales and revenues.

We are highly dependent upon positive consumer perceptions of the safety and quality of our products as well as similar products distributed by our competitors.  Consumer perception of dietary supplements and our products in particular can be substantially influenced by scientific research or findings, national media attention and other publicity about product use.  Adverse publicity from such sources regarding the safety, quality or efficacy of dietary supplements, in general, and our products in particular, could harm our reputation and results of operations.  The mere publication of reports asserting that such products may be harmful or questioning their efficacy could have a material adverse effect on our business, financial condition and results of operations, regardless of whether such reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products.

The scientific support for MYO-T12 is subject to uncertainty.

Our research, scientific knowledge and clinical testing supporting the benefits of our products are an essential element of our ability to legally market our products.  There is, however, the risk that new or undiscovered information may become available that may undermine or refute our scientific support.  In addition, our clinical testing of MYO-T12 has been limited in scope and additional testing may reveal deficiencies and side effects that we are currently unaware of.  A reduction in the credibility of our scientific support for the nutritional benefits of MYO-T12 could have a material adverse effect on our operations and financial conditions.

If we are required to withdraw our product from the market, change the labeling of our product and/or are subject to product liability claims, our operations and financial performance may be adversely affected.

There is a potential for any ingested product to result in side effects in certain consumers.  Although we are not aware of any adverse effects of our product on the health of consumers, if any such side effects are identified after marketing and sale of the product, we may be required to withdraw our product from the market or change its labeling. We may also be required to withdraw our product from the market as a result of regulatory issues. If we are required to withdraw our product from the market, our business operations and financial performance may be adversely affected.  Furthermore, if a product liability claim is brought against us, it may, regardless of merit or eventual outcome, result in damage to our reputation, decreased demand for our products, costly litigation and loss of revenue.

We are dependent on third-party suppliers and processors.

We currently rely on third-party suppliers and processors to produce MYO-T12.  We do not have any agreement (written or oral) with these entities. If our suppliers or processors are unable provide us with the required raw materials or are unable or unwilling to produce sufficient quantities of MYO-T12, our business and revenues will be adversely affected.

A shortage in the supply of, or a price increase in, raw materials could increase our costs or adversely affect our sales and revenues.

All of the raw materials are sourced from third-party suppliers with whom we do not have any long-term supply contracts.  Any shortages in our raw materials could result in materially higher raw material prices and adversely affect our ability to outsource the production of our product.  Price increases from a supplier will affect our profitability if we are not able to pass price increases on to customers.  The inability to obtain adequate supplies of raw materials in a timely manner or a material increase in the price of our raw materials could have a material adverse effect on our business, financial condition and results of operations.

Our product has a limited shelf life which could result in costs associated with inventory which exceeds the appropriate age limits.

Our product is comprised of egg-yolk and thus has a limited shelf life. Accordingly, product which exceeds the appropriate age limits may not be sold and must be destroyed.  This would have an adverse financial impact associated with the cost of writing off obsolete inventory.

We are dependent on a single distributor.

We currently depend on a distributor who, on an exclusive basis, provides marketing, sales and distribution of MYO-T12 in specialty retail and other outlets. If our sole distributor is unable or unwilling to increase the sales of our products, our business and revenues will be adversely affected.

Our research and development activities may be costly and/or untimely, and there are no assurances that our research and development activities will either be successful or completed within the anticipated timeframe, if ever at all.

Research and development activities may be costly and/or untimely, and there are no assurances that our research and development activities will either be successful or completed within the anticipated timeframe, if at all. The continued research and development of MYO-T12 and our future products is important to our success. In addition, the development of new products requires significant research, development and testing all of which require significant investment and resources.  At this time, our resources are limited and our research and development activities are dependent upon our ability to fund our activities and to raise capital which may not be possible.  We may enter into agreements with third party vendors to engage in research and development for us. However, the failure of the third-party research to perform under agreements entered into with us, or our failure to renew important research agreements with a third party, may delay or curtail our research and development efforts.  The research and development of new products is costly and time consuming, and there are no assurances that our research and development activities will be successful.  Even if a new product is developed, there is no assurance that it will be commercialized or result in sales.

We may not be able to protect our intellectual property rights upon which our business relies, which could cause our assets to lose value.

Our business depends on and will continue to depend on our intellectual property, including our valuable brands and internally-developed products. We believe our intellectual property rights are important to our continued success and our competitive position. However, we may be unable or unwilling to strictly enforce our intellectual property rights, including our patents and trademarks, from infringement due to the substantial costs of such enforcement.  In addition, while there are patents pending for our core product, there is no assurance that such application will be approved. Our failure to enforce our intellectual property rights could diminish the value of our brands and product offerings and harm our business and future growth prospects.

In addition, unauthorized parties may attempt to copy or otherwise obtain and use our services, technology and other intellectual property, and we cannot be certain that the steps we have taken to protect our proprietary rights will prevent any misappropriation or confusion among consumers and merchants, or unauthorized use of these rights. Advancements in technology have exacerbated the risk by making it easier to duplicate and disseminate intellectual property. In addition, as our business becomes more global in scope, we may not be able to protect our proprietary rights in a cost-effective manner in a multitude of jurisdictions with varying laws. If we are unable to procure, protect and enforce our intellectual property rights, we may not realize the full value of these assets, and our business may suffer. If we need to commence litigation to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others, such litigation may be costly and divert the attention of our management.

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

Since our shares are not listed on a national securities exchange, we are not required, and do not currently have, audit, compensation, or nominating committees. This lack of independent controls over our corporate affairs may result in conflicts of interest between our officers, directors and our stockholders. Until we comply with such corporate governance measures to form audit and other board committees in a manner consistent with rules of a national securities exchange, there is no assurance that we will not be subject to any conflicts of interest.

Our insurance coverage may be insufficient to cover our legal claims or other losses that we may incur in the future.

We maintain insurance, including property, general and product liability and other forms of insurance to protect ourselves against potential loss exposures.  In the future, insurance coverage may not be available at adequate levels or on adequate terms to cover potential losses.  If insurance coverage is inadequate or unavailable, we may face claims that exceed coverage limits or that are not covered, which could increase our costs and adversely affect our operating results.

We may be subject to uncertain and costly compliance with government regulations.

The importing, manufacturing, processing, formulating, packaging, labeling, distributing, selling and advertising of our current and future products may be subject to regulation by one or more federal or state agencies.  The Food and Drug Administration, or the FDA, has primary jurisdiction over our product pursuant to the Federal Food, Drug and Cosmetic Act, as amended by the Dietary Supplement and Health Education Act, or the FDCA, and regulations promulgated thereunder. The FDCA provides the regulatory framework for the safety and labeling of dietary supplements, foods and medical foods. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements.  In addition, the Animal Plant Health and Inspection Service, or APHIS, regulates the importation of our primary product from Germany.  The Federal Trade Commission, or the FTC, and the FDA share jurisdiction over the promotion and advertising of dietary supplements.  Pursuant to a memorandum of understanding between the two agencies, the FDA has primary jurisdiction over claims that appear on product labels and labeling and the FTC has primary jurisdiction of product advertising.

Compliance with applicable federal, state, and local laws and regulations is a critical part of our business.  We endeavor to comply with all applicable laws and regulations.  However, as with any regulated industry, the laws and regulations are subject to interpretation and there can be no assurances that a government agency would necessarily agree with our interpretation of the governing laws and regulations.  Moreover, we are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future.  These regulations could, however, require the reformulation of our product to meet new standards, market withdrawal or discontinuation of certain products not able to be reformulated.  The risk of a product recall exists within the industry although we endeavor to minimize the risk of recalls by distributing a product that is not adulterated or misbranded.  However, the decision to initiate a recall is often made for business reasons in order to avoid confrontation with FDA.

Our primary product MYO-T12 is required to be prepared in compliance with the FDA’s Good Manufacturing Practices, or GMPs, for dietary supplements.  MYO-T12 is also required to be imported into the United States in conformance with APHIS’s requirements for egg products.  In the event it is determined that we have not complied with the foregoing requirements, we may be required to initiate a recall of MYO-T12 and/or be subject to financial or other penalties. We are continuously monitoring and reviewing our processes to ensure compliance with APHIS and limit the likelihood of potential recalls.

Other statutory obligations include reporting all serious adverse events on a Medwatch Form 3500A.  To date, we have not filed a Medwatch Form 3500A with the FDA nor have we been placed on notice regarding any serious adverse events related to MYO-T12.  Since eggs are considered a major food allergen under the Food Allergen Labeling and Consumer Protection Act of 2004, the labeling of MYO-T12 must note that the product contains egg yolk.

Advertising of dietary supplement products is subject to regulation by the FTC under the Federal Trade Commission Act, or FTCA, which prohibits unfair methods of competition and unfair or deceptive trade acts or practices in or affecting commerce.  The FTCA provides that the dissemination of any false advertising pertaining to foods, including dietary supplements, is an unfair or deceptive act or practice.  Under the FTC's substantiation doctrine, an advertiser is required to have a reasonable basis for all objective product claims before the claims are made. All advertising is required to be truthful and not misleading. All testimonials are required to be typical of the results the consumer may expect when using the product as directed. Accordingly, we are required to have adequate substantiation of all material advertising claims made for our products.  Failure to adequately substantiate claims may be considered either deceptive or unfair practices.

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

Shares of our common stock are traded on the OTC Bulletin Board (and the OTCQB) under the symbol “MYOS.”  There has been limited trading in our shares over the last 12 months.  If limited trading in the common stock continues, it may be difficult for investors to sell such shares in the public market at any given time at prevailing prices.  Also, the sale of a large block of common stock could depress the market price of the common stock to a greater degree than a company that typically has a higher volume of trading of its securities.

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

The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ Capital Market or the NYSE MKT.  The trading price of the common stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts’ earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors.  These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly operating results;

●	changes in financial estimates by securities research analysts;

●	conditions in nutraceutical and pharmaceutical markets;

●	changes in the economic performance or market valuations of other nutraceutical companies;

●	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	addition or departure of key personnel;

●	intellectual property or other litigation; and

●	general economic or political conditions.

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

If our future operations or acquisitions are financed through the issuance of equity securities, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We have also adopted an equity incentive plan for our directors, officers, employees, consultants and advisors and expect to grant options to purchase shares of our common stock under the plan. We have reserved 10,000,000 shares of our common stock under the plan. The issuance of shares of our common stock upon the exercise of these options may result in dilution to our stockholders.

Our current management can exert significant influence over us and make decisions that are not in the best interests of all stockholders.

Our executive officers and directors beneficially own as a group approximately 15.4% of our outstanding shares of common stock. As a result, they will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Our common stock, which is currently quoted for trading on the OTC Bulletin Board, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act.  Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a recognized national exchange; (iii) it is not quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.  The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act.  For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account.  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

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

We could issue blank check preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights, and provisions in our charter documents and under Nevada law could discourage a takeover that stockholders may consider favorable.

Our certificate of incorporation provides for the authorization to issue up to 25,000,000 shares of blank check preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company. In addition, advanced notice is required prior to stockholder proposals.

RISKS RELATED TO OUR FUTURE PRODUCTS

The research and development of pharmaceutical products, which is separate from nutritional supplements, entails special considerations and risks. If we are successful in developing pharmaceutical products for muscular-related conditions, we will be subject to, and possibly adversely affected by, the following risks:

Our failure to obtain costly government approvals, including required FDA approvals, or to comply with ongoing governmental regulations relating to our technologies and proposed products and formulations could delay or limit introduction of our proposed formulations and products and result in failure to achieve revenues or maintain our ongoing business.

Our research and development activities for our products and product candidates are currently at an early development stage and are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. Before receiving FDA regulatory clearance to market our future proposed formulations and products, we will have to demonstrate that our formulations and products are safe and effective in the patient population and for the diseases that are to be treated. Clinical trials, manufacturing and marketing of drugs are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, regulatory approvals can take a number of years or longer to accomplish and require the expenditure of substantial financial, managerial and other resources.

Conducting and completing the clinical trials necessary for FDA approval is costly and subject to intense regulatory scrutiny as well as the risk of failing to meet the primary endpoint of such trials. We will not be able to commercialize and sell our future products and formulations without successfully completing such trials.

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

Competitors may develop competing technologies or products which outperform or supplant our technologies or products.

Drug companies and/or other technology companies may in the future seek to develop and market pharmaceutical products which may compete with our future technologies and products. Competitors may in the future develop similar or different technologies or products which may become more accepted by the marketplace or which may supplant our technology entirely. In addition, many of our future competitors may be significantly larger and better financed than we are, thus giving them a significant advantage over us.

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

Even if successfully developed, our product candidates may not gain market acceptance among physicians, patients and healthcare payers, which may not utilize our products.  If our product candidates do not achieve market acceptance, our business and financial condition will be materially adversely affected. The pharmaceutical industry is subject to rapid and substantial technological change. Developments by others may render our technologies and our product candidates noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition from pharmaceutical and biotechnology companies, universities, governmental entities and others now existing or diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities, human resources and budgets than we do, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We do not own any real estate or other physical properties materially important to our operation.  Our executive office is located at 45 Horsehill Road, Suite 106, Cedar Knolls, New Jersey 07927. We have a five-year lease for our office space consisting of 5,225 square feet and our monthly lease payment is approximately $4,200, subject to annual increases. We have two options to renew our lease for an additional three years each. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “MYOS”. The high and low closing bid prices for shares of our common stock for each quarter within the last two fiscal years are as follows:

Period	High	Low
October 1, 2012 through December 31, 2012	$0.35	$0.12
July 1, 2012 through September 30, 2012	$0.49	$0.21
April 1, 2012 through June 30, 2012	$0.50	$0.09
January 1, 2012 through March 31, 2012	$0.14	$0.06
October 1, 2011 through December 31, 2011	$0.19	$0.08
July 1, 2011 through September 30, 2011	$0.47	$0.28
April 1, 2011 through June 30, 2011	$0.95	$0.60
January 1, 2011 through March 31, 2011	$1.01	$0.49

These bid prices were obtained from the OTC Bulletin Board and do not necessarily reflect actual transactions, retail markups, mark downs or commissions. As of March 25, 2013, the last reported sales price of our shares on the OTC Bulletin Board was $0.15. No assurance can be given that an established public market will develop in the common stock of the Company, or if any such market does develop, that it will continue or be sustained for any period of time.

(b) Holders

The Company had approximately 137 record holders of the common stock as of March 25, 2013.  This does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.  The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to the common stock.

Our independent stock transfer agent is Island Stock Transfer which is located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

(c) Dividends

We have never declared or paid any cash dividends on our capital stock.  We currently intend to retain future earnings, if any, for development of our business and therefore do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table indicates shares of common stock authorized for issuance under our 2012 Equity Incentive Plan as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	8,000	$0.20	9,992,000
Equity compensation plans not approved by security holders	—	—	—
Total	8,000	$0.20	9,992,000

(1)	Includes 8,000 shares of common stock underlying options granted in 2012 under our 2012 Equity Incentive Plan, which plan was approved by our stockholders on November 20, 2012.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward- looking statements as a result of certain factors, including but not limited to, those factors which are not within our control.

Overview

We were incorporated in the State of Nevada on April 11, 2007.  Prior to February 26, 2011, we did not have any operations and did not generate any revenues. Since February 26, 2011, our principal activities have been focused on the discovery, development and commercialization of nutritional supplements, functional foods, therapeutic products and other technologies aimed at maintaining or improving the health and performance of muscle tissue.  In February 2011, we acquired our platform dietary supplement product called MYO-T12. We intend to develop a marketing and sales strategy to maximize revenues from MYO-T12 in a consumer base of body builder and fitness users as well as a broader target of wellness focused baby boomers.  Additionally, we will evaluate the value of this product in the therapeutic markets, including the treatment of muscular-related conditions, including age-related muscle loss and sarcopenia.

Plan of Operation

We are focused on the discovery, development and commercialization of nutritional supplements, functional foods, therapeutic products and other technologies aimed at maintaining or improving the health and performance of muscle tissue.  Our initial core product is MYO-T12, a natural, temporary myostatin-inhibiting product. Sales of MYO-T12 are conducted by third party vendors, who provide the order processing controls. Our plan of action over the next twelve months is to: (i) deepen the scientific understanding of the activity of MYO-T12, specifically as a natural and temporary modulator of the regulatory peptide myostatin, and to leverage this knowledge to strengthen and build our intellectual property, (ii) conduct research and development activities to evaluate myostatin modulation in a range of both wellness and disease states, (iii) identify other products and technologies which may broaden our portfolio and define a business development strategy to protect, enhance and accelerate the growth of our products, (iv) reduce the cost of manufacturing through process improvement, (v) identify contract manufacturing resources that can fully meet our future growth requirements, (vi) develop a differentiated and advantaged consumer positioning, brand name and iconography, and (vi) create a sales and marketing capability through alliances to maximize near-term and future revenues. We believe that existing wellness and therapeutic targets, such as myostatin, represent a rational entry point for additional drug discovery efforts and are evaluating a separate, concurrent objective in this area.

Our exclusive distribution agreement with MHP represents a significant shift away from our previous plan to market the product to the consumer as well as to other specialty retail distributors directly.  Instead, we will co-brand our product under the MYO-X name and focus on conducting clinical trials of MYO-T12 to support our marketing claims as well as to enhance our intellectual property, to develop product improvements and new products, and to reduce the cost of the product by finding more efficient manufacturing processes and contract manufacturers.

We believe that the best use of any additional funding would be to pursue clinical studies and medical research to support differentiated and advantaged marketing claims, to build and enhance our competitive insulation via strategically based additional intellectual property, to develop product improvements and new products in consumer preferred dosage forms, and to establish a scientific foundation for therapeutic applications for our technology.

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

For the year ended December 31, 2012, revenues were $911,727 compared to $99,475 for the year ended December 31, 2011.  The increase is primarily due to sales to our distributor, which commenced in June 2012.  For the year ended December 31, 2012, general and administrative expenses decreased to $3,084,186 compared to $4,645,763 for the year ended December 31, 2011.  This decrease is primarily due to a decrease in officer compensation paid in stock of $2,138,653, and increases in professional and consultant fees of $82,553, product testing costs of $223,661, officer salaries and payroll taxes of 118,147 and consultant fees paid in stock of $154,374.

Other income and expense was a net expense of $878,967 for the year ended December 31, 2012 compared to a net expense of $1,001,080 for the year ended December 31, 2011, a decrease of $122,113.  Interest expense and amortization of deferred financing costs for the year ended December 31, 2012 increased by $835,747, however $830,017 of the 2012 interest was paid in the common stock of the Company.  For the year ended December 31, 2012, there was no impairment of our intellectual property as compared to a $2,662,000 impairment charge in the year ended December 31, 2011.  The affects of the change in the value of warrants was an expense for the year ended December 31, 2012 as compared to income of $1,696,440 for the year ended December 31, 2011, an increase of $1,712,613.

Upon completion of our annual impairment testing for indefinite lived intangible assets after the fourth quarter of 2012, we determined that the carrying values of the intellectual property intangible assets did not exceed its fair value. As a result, no impairment existed and there was no change to the carrying amount of intellectual property for 2012.

In the initial operating period from April 11, 2007 (inception) to December 31, 2012, we generated revenues of $1,011,202 while incurring $7,876,165 in general and administrative expenses. Our cumulative net loss since inception was $9,645,706 , including net non-cash derivatives valuation adjustment of $1,680,267.

Liquidity and Capital Resources

As of December 31, 2012, we had cash of $3,979,662 and $6,528,775 in total assets (which includes $2,036,440 of intangible assets). For the year ended December 31, 2012, we used cash of $2,345,707 for operating activities.  We received aggregate gross proceeds of $6,869,990 from private placements of our securities during the year. We paid the final installment of the note payable to Peak in the amount of $350,000 on February 21, 2012. In June-July 2012, we issued an aggregate of 22,620,000 shares of restricted common stock to accredited investors in a private placement and received aggregate gross proceeds of $5,744,990. We believe that with those additional private placement proceeds received, we will have sufficient funds for operations, inventory procurement and product development through December 31, 2013.

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

Impact of Derivative Accounting

As a result of recent financing transactions we have entered into, our financial statements are impacted by the accounting effect of the application of derivative accounting. ASC Topic 815 and ASC Topic 815-40 govern the accounting treatment for both freestanding and embedded derivative financial instruments in our financial statements. Generally, warrants, conversion features in debt, and similar terms that include “full-ratchet” or reset provisions, which mean that the exercise or conversion price adjusts to pricing in subsequent sales or issuances, no longer meet the definition of indexed to a company's own stock and are not an exemption for equity classification provided in ASC Topic 815-15. The amount of non-cash gains or losses we record is based upon the fair market value of our common stock on the measurement date. The fair value of certain warrants outstanding which have “full-ratchet” or reset provisions (whereby the exercise or conversion price adjusts to pricing in subsequent sales or issuances in certain instances) is based on judgment as to the expected future volatility of our common stock.

Long-lived Assets

We apply the provisions of Financial Accounting Standard Board (FASB) Accounting Standards Codification (ASC) No. 360, “Property, Plant and Equipment”. ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

We test long-lived assets, including property, plant and equipment and other assets, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value.  Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets.  We consider historical performance and future estimated results in our evaluation of potential impairment and then compare the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset.  If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value.  The estimation of fair value is generally measured by discounting expected future cash flows as the rate we utilize to evaluate potential investments.  We estimate fair value based on the information available in making the necessary estimates, judgments and projections.

 Fair Value of Indefinite-Lived Intangible Assets

Our policy is to evaluate indefinite-lived intangible assets for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An intangible asset with an indefinite life (the intellectual property) is evaluated for possible impairment by comparing the fair value of the asset with its carrying value. Fair value is estimated as the discounted value of future revenues arising from a trademark using a royalty rate that an independent party would pay for use of that trademark. An impairment charge is recorded if the trademark's carrying value exceeds its estimated fair value. An impairment charge is recorded if the carrying value of the goodwill exceeds its implied fair value. See Note 8 for information related to impairment charges recorded in 2011 for indefinite-lived intellectual property intangible assets.

Equity Based Compensation

We account for equity-based compensation under the provisions of ASC 718-10 Compensation - Stock Compensation and ASC 505-50 Equity Based Payments to Non-Employees. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. For stock options and restricted stock that do not vest immediately but which contain only a service vesting feature, we recognize compensation cost on the unvested shares and options on a straight-line basis over the remaining vesting period, net of any projected forfeitures.

We use the Black-Scholes option-pricing model as our method of valuation for share-based compensation. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

Income Taxes

We account for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefits, or that future deductibility is uncertain.

We record a valuation allowance for deferred tax assets, if any, based on our estimates of future taxable income as well as tax planning strategies when it is more likely than not that a portion or all of its deferred tax assets will not be realized.  If we are able to utilize more of our deferred tax assets than the net amount previously recorded when unanticipated events occur, an adjustment to deferred tax assets would increase our net income when those events occur.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

Item 8.	Financial Statements and Supplementary Data

The Company’s financial statements for the fiscal years ended December 31, 2012, and 2011, have been examined to the extent indicated in their reports by our independent registered accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America pursuant to regulations promulgated by the SEC.  The aforementioned financial statements are included herein under Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedure include, without limitations, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only the management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position
Dr. Robert J. Hariri	54	Chairman of the Board of Directors

Glen R. Fleischer	59	Chief Executive Officer and Director

Peter Levy	52	Chief Operating Officer and Executive Vice President

Carl DeFreitas	58	Interim Chief Financial Officer

Dr. Buzz Aldrin	83	Director

Dr. Louis J. Aronne	57	Director

Dr. Peter Diamandis	51	Director

Dr. Sapna Srivastava	42	Director

Our officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Dr. Robert J. Hariri joined us as a Director in July 2011 and was elected Chairman of the Board in April 2012. Dr. Hariri has served as the chief executive officer of Celgene Cellular Therapeutics, a division of Celgene Corporation, since 2005. Prior to joining Celgene Cellular Therapeutics as president in 2002, Dr. Hariri was founder, chairman and chief scientific officer at Anthrogenesis Corporation/LIFEBANK, Inc., a privately held biomedical technology and service corporation involved in the area of human stem cell therapeutics, which was acquired by Celgene in 2002. He has also served as co-founder, vice chairman and chief scientific officer of Neurodynamics, a privately held medical device and technology corporation. Dr. Hariri has also held key academic positions at Weill Medical College of Cornell University and the Cornell University Graduate School of Medical Science, including serving as the director of the Center for Trauma Research. Dr. Hariri also sits on the boards of WaferGen Bio-systems, Inc. (NASDAQ:WGBS), ImmuneRegen (NASDAQ:IRBS) and Rocket Racing, Inc. Dr. Hariri is a member of the board of visitors of the Columbia University Fu Foundation School of Engineering and Applied Sciences and the Science and Technology Council of the Columbia University College of Physicians and Surgeons and is a member of the scientific advisory board for the Archon X Prize for Genomics, which is awarded by the X Prize Foundation. Dr. Hariri was recently appointed to the New Jersey Commission for Cancer Research by Governor Chris Christie. Dr. Hariri received his undergraduate training at Columbia College and Columbia University School of Engineering and Applied Sciences and was awarded his M.D. and Ph.D. degrees from Cornell University Medical College.  Dr. Hariri received his surgical training at The New York Hospital-Cornell Medical Center and directed the Aitken Neurosurgery Laboratory and the Center for Trauma Research. We believe Dr. Hariri’s training as a scientist, his knowledge and experience with respect to the biomedical and pharmaceutical industries and his extensive research and experience qualifies him to serve on our board of directors.

Glen R. Fleischer joined us as Chief Executive Officer and Director in January 2013. From January 2009 to June 2011, Mr. Fleischer served as president of the pet division of Central Garden & Pet Company (NASDAQ:CENT), one of the largest suppliers in the pet and lawn and garden supplies industries in the United States. He served in various executive positions at Kraft Foods Group, Inc. (formerly Nabisco, Inc.) (NASDAQ:KRFT) from August 1992 to March 2009, including Vice President, Strategy, and Vice President, Business Development, for the snacks division from July 2004 to March 2008. Mr. Fleischer received a B.S. in Economics (summa cum laude) and an MBA in Finance and Management (with distinction) from the Stern School of Business at New York University.

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

            Carl DeFreitas joined us as Interim Chief Financial Officer in February 2013.  Mr. DeFreitas has served as a consultant to us since August 2012, in which role he has participated in the preparation of our financial statements, SEC filings and tax returns. Since 1991, Mr. DeFreitas has served as the managing partner of DeFreitas & DelSanto, LLP, a boutique accounting firm.  From September 1989 to September 1991, he served as the director of taxation for Graphic Scanning Corp., which was a publicly traded company.  Mr. DeFreitas served as a senior accountant at Peat Marwick from September 1981 to June 1985 and as a senior tax manager at Ernst & Whinney from June 1985 to September 1989.  He received his B.S. in Business Administration and Accounting from the University of Buffalo, and his Masters in Business Administration from Hofstra University. Mr. DeFreitas is a Certified Public Accountant, Certified Financial Planner, and has an Advanced Certification in Taxation from New York University.

Dr. Buzz Aldrin joined us as a Director in May 2012. From 1951 until 1971, Dr. Aldrin served as a pilot in the United States Air Force. In October 1963, he was selected as an astronaut by the National Aeronautics and Space Administration (NASA). In 1966, on the Gemini 12 orbital mission, Dr. Aldrin performed the world’s first successful spacewalk. On July 20, 1969, Dr. Aldrin and Neil Armstrong made their historic Apollo 11 moonwalk, becoming the first two humans to set foot on the moon. Dr. Aldrin has received three U.S. patents for his schematics of a modular space station, Starbooster reusable rockets, and multi-crew modules for space flight. He founded Starcraft Boosters, Inc., a rocket design company, and the ShareSpace Foundation, a nonprofit devoted to advancing space education, exploration and affordable space flight experiences for all. In June 2011, Dr. Aldrin started Buzz Aldrin Enterprises, LLC, which oversees all aspects of his public appearances, media, licensing, endorsements and efforts to promote the future of the space program.  Dr. Aldrin is an author of seven books including an autobiography entitled, “Magnificent Desolation” which was released in 2009 just before the 40th anniversary of the Apollo 11 moon landing. He has authored two illustrated children's books: “Reaching for the Moon” and “Look to the Stars.” Dr. Aldrin also authored two space science-fact-fiction novels: “The Return” and “Encounter with Tiber.” His non-fiction works include a historical documentary, “Men from Earth,” and an early 1970's autobiography, “Return to Earth.”  Dr. Aldrin attended the U.S. Military Academy at West Point, New York, where he received his Bachelor of Science in mechanical engineering in 1951. He received his Doctorate of Science in Astronautics from the Massachusetts Institute of Technology in 1963.  We believe Dr. Aldrin’s scientific background qualifies him to serve on our board of directors.

Dr. Louis Aronne joined us as a Director and a member of our Scientific Advisory Board in July 2011. Dr. Aronne is a Clinical Professor of Medicine at Weill-Cornell Medical College and an Adjunct Clinical Associate Professor of Medicine at Columbia University College of Physicians and Surgeons. He is Director of the Comprehensive Weight Control Program, a multidisciplinary obesity research and treatment program affiliated with New York Presbyterian Hospital, which he founded in 1986. Dr. Aronne is former president of the Obesity Society and a fellow of the American College of Physicians. He has authored more than 50 papers and book chapters on obesity and edited the National Institutes of Health Practical Guide to the Identification, Evaluation, and Treatment of Overweight and Obesity in Adults. Dr. Aronne has won several awards for teaching, including the Leo M. Davidoff Society Prize from Albert Einstein College of Medicine in 1983 and Eliot Hochstein Teaching Award from Cornell University in 1990.  Dr. Aronne graduated Phi Beta Kappa from Trinity College with a BS in biochemistry and from Johns Hopkins University School of Medicine.  We believe Dr. Aronne’s skill as a physician and his knowledge and experience with respect to obesity qualifies him to serve on our board of directors.

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

Dr. Sapna Srivastava joined us as a Director in February 2013.  Dr. Srivastava has served as a special advisor to us since October 2012, in which role she has advised the Company on its business and financial strategy. She most recently served as the senior equity analyst and team leader for the biotechnology sector at Goldman Sachs Group, Inc. (NYSE:GS) from June 2010 to June 2012. Dr. Srivastava served as the senior equity analyst covering the biotechnology sector at Morgan Stanley (NYSE:MS) from April 2004 to September 2009, and at ThinkEquity Partners LLC from January 2003 to April 2004. She began her career at J.P. Morgan (NYSE:JPM), where she served as a research associate from April 1999 to October 2002. In these roles, she was primarily responsible for providing investment advice regarding the biotechnology sector to institutional clients. Dr. Srivastava received her Ph.D. in Biology from New York University and her B.Sc. from University of Bombay (India).

Members of the Scientific Advisory Board

In addition to our board of directors, we have formed a Scientific Advisory Board, comprised of scientists and medical professionals who will advise us on science and medical health issues, medical conditions and health care trends as they relate to our current and future products. Members of the Scientific Advisory Board provide us with advice, insights, contacts and other assistance based on their extensive knowledge and experience. Specifically, they advise us on: (a) the use of myostatin modulators in the treatment of various disorders including sarcopenia, obesity, muscle repair, anti-aging and longevity therapy, (b) the biological activities of our products and (c) the development of clinical research programs relating to the biomedical activities and benefits of our products. We enter into advisory board agreements with members of the Scientific Advisory Board pursuant to which they are entitled  to receive a fixed number of shares of common stock (which may vary as determined by the board of directors), which generally vest over a number of years. The Scientific Advisory Board is currently comprised of the following members:

Dr. Sol Barer joined the Scientific Advisory Board as Chairman in June 2012. He has served as a member of the Board of Directors of Aegerion Pharmaceuticals, Inc. (Nasdaq: AEGR) since May 2011. Dr. Barer is currently the Managing Partner of SJBarer Consulting LLC. He previously served in various positions at Celgene Corporation (a biopharmaceutical company focused on the treatment of cancer and inflammatory diseases), including Chairman and Chief Executive Officer from May 2006 until June 2010, Executive Chairman from June 2010 until December 2010, and Non-Executive Chairman from January 2011 until June 2011. Prior to that, he held several other positions within Celgene, including President and Chief Operating Officer. Dr. Barer joined the Celanese Research Company in 1974 and formed the biotechnology group that was subsequently spun out to form Celgene. Dr. Barer currently serves on the Board of Directors of Amicus Therapeutics (a biopharmaceutical company focused on the development of novel small molecule drugs for the treatment of genetic diseases), InspireMD, Inc. (a medical device company focused on the development and commercialization of stent system technology), and several privately held biotechnology companies. Dr. Barer received a B.S. from Brooklyn College and a Ph.D. in Organic Chemistry from Rutgers University.

Biographical information for Dr. Robert Hariri and Dr. Louis Aronne is set forth above in “Directors and Executive Officers.”

Dr. Caroline Apovian joined the Scientific Advisory Board in February 2013. Since November 2010, Dr. Apovian has served as Professor of Medicine and Pediatrics, in the Section of Endocrinology, Diabetes, and Nutrition at Boston University School of Medicine. She has also served as Director of the Center for Nutrition and Weight Management at Boston Medical Center since January 2000. Dr Apovian is a nationally and internationally recognized authority on nutrition and has been in the field of obesity and nutrition since 1990. Dr. Apovian was a recipient of the Physician Nutrition Specialist Award given by the American Society of Clinical Nutrition for her work on developing and providing nutrition education, to medical students and physicians in training at Boston University School of Medicine. She has published over 100 articles, chapters, and reviews on the topics of obesity, nutrition, and the relationship between adipose tissue and risk of developing cardiovascular disease. In addition, she has written a popular book for patients called “The ALLI Diet Plan”.  Dr. Apovian has been a member of The Obesity Society since 1992, and has served on the Clinical Committee as well as Secretary/Treasurer and the Executive Committee from 2005 to 2008. Additionally, she serves as Associate Editor for the Society's journal, Obesity. Dr. Apovian received her B.A. from Barnard College and her M.D. from the University of Medicine and Dentistry of New Jersey.

Dr. Neilank Jha joined the Scientific Advisory Board in December 2011. Since July 2010, Dr. Jha has served as a Clinical Fellow in the Spinal Program of Toronto Western Hospital Chairman. From 2004 to 2010, he was in the Neurosurgery Residency Program at McMaster University.  Dr. Jha received his B.S. from the University of Toronto and his Doctor of Medicine from McMaster University.

Committees

Our Board of Directors does not maintain separate audit, nominating or compensation committees. Functions customarily performed by such committees are performed by our Board of Directors as a whole. We are not required to maintain such committees under the rules applicable to companies that do not have securities listed on a national securities exchange. If we are successful in listing our common stock on the NYSE MKT or the Nasdaq Capital Market, we would be required to have, prior to listing, an independent audit committee formed, in compliance with the requirements for such listing and in compliance with Rule 10A-3 of the Exchange Act.

Code of Ethics

We have adopted a corporate Code of Ethics. The text of our Code of Ethics, which applies to our employees, officers and directors, is posted in the “Corporate Governance” section of our website, http://www.myoscorp.com. A copy of our Code of Conduct and Ethics is also available in print, free of charge, upon written request to 45 Horsehill Road, Suite 106, Cedar Knolls, New Jersey 07927, Attention: Peter Levy.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to report their initial beneficial ownership and any subsequent changes in that beneficial ownership of our securities to the SEC.  Based solely on a review of the copies of the reports furnished to us, we believe that all such reports for the year ended December 31, 2012 were filed on a timely basis with the exceptions of one late Form 4 for each of Peter Levy, Dr. Buzz Aldrin and Dr. Louis Aronne.

Item 11.	Executive Compensation.

Summary Compensation Table

The table below sets forth the compensation earned for services rendered to us, for the fiscal years indicated, by our executive officers.

Name and Position	Fiscal Year	Salary	Bonus	Stock Awards		Total
J.B. Bernstein (Former Chief Executive Officer and Chief Financial Officer )(1)	2012 2011	$113,300 180,828	- 20,000	$	- 1,500,000	$113,300 1,700,828

Peter Levy (Chief Operating Officer )	2012 2011	$200,000 -	115,000 -		23,750 -	$338,750 -

Andrew J. Einhorn (Former Chief Financial Officer) (2)	2012 2011	$45,833 -	- -		- -	$45,833 -

(1) Mr. Bernstein resigned as Chief Executive Officer and Chief Financial Officer on April 30, 2012.  Salary above includes payments to him as a consultant after his employment was terminated.

(2) Mr. Einhorn resigned as Chief Financial Officer on February 6, 2013.

Employment Agreements

Glen R. Fleischer

On January 2, 2013, we entered into an employment agreement with Glen R. Fleischer pursuant to which Mr. Fleischer agreed to serve as our Chief Executive Officer and as a member of our board of directors.

Pursuant to the terms of the agreement, Mr. Fleischer will work for us on a full-time basis and will receive an annual base salary of $320,000.  Mr. Fleischer may receive an annual cash bonus in an amount up to 100% of his base salary, as may be determined by the Board in its sole discretion. In addition, Mr. Fleischer was granted 5,000,000 shares of our common stock, which shares will vest in four equal semi-annual installments commencing on July 2, 2013. The term of the agreement is three years, and the agreement will automatically renew for successive one-year periods, unless a notice of non-renewal is provided by either party at least sixty days prior to the expiration date of the term.

In the event Mr. Fleischer’s employment is terminated by us for cause (as defined in the agreement) or as a result of death or disability, or if Mr. Fleischer terminates his employment without good reason (as defined in the agreement), Mr. Fleischer will be entitled to receive any accrued and unpaid base salary and employee benefits up to the date of termination as well as retain any shares that have previously vested.

In the event Mr. Fleischer’s employment is terminated by us for any reason other than cause, death or disability, or if Mr. Fleischer terminates his employment for good reason, he will be entitled to receive any accrued and unpaid base salary and employee benefits up to the date of termination as well as any vested shares. In addition, he will be entitled to receive his base salary for twelve months following the date of termination, a cash amount equal to the greater of (i) $50,000 and (ii) the average of all annual cash bonuses received under the agreement, and payment of all COBRA premiums for twelve months following the date of termination.

In the event Mr. Fleischer’s employment is terminated by us in connection with, or as a result of, a change of control (as defined in the agreement), or if Mr. Fleischer terminates his employment for good reason following a change in control, he will be entitled to receive any accrued and unpaid base salary and employee benefits up to the date of termination. In addition, he will be entitled to receive his base salary for twelve months following the date of termination, a cash amount equal to the greater of (i) $50,000 and (ii) the average of all annual cash bonuses received under the agreement, and payment of all COBRA premiums for twelve months following the date of termination. Furthermore, all of his unvested shares will vest as of the date of the consummation of the change in control.

The agreement contains customary non-competition and non-solicitation provisions that extend to two years after termination of Mr. Fleischer’s employment.  Mr. Fleischer also agreed to customary terms regarding confidentiality and ownership of product ideas.

Peter Levy

On February 8, 2013, we entered into an amended and restated employment agreement with Peter Levy to continue to serve as its Chief Operating Officer and Executive Vice President. The agreement replaced Mr. Levy’s existing employment agreement dated February 10, 2012.  Pursuant to the terms of the agreement, Mr. Levy will continue to work as Chief Operating Officer and Executive Vice President on a full-time basis and will receive an annual base salary of $200,000.  Mr. Levy may receive an annual cash bonus in an amount up to 100% of his base salary, as may be determined by the Board in its sole discretion. The 500,000 shares of common stock previously granted to Mr. Levy will vest in four equal semi-annual installments commencing on August 10, 2012. The term of the agreement is three years, and the agreement will automatically renew for successive one-year periods, unless a notice of non-renewal is provided by either party at least sixty days prior to the expiration date of the term.

In the event Mr. Levy’s employment is terminated by us for cause (as defined in the agreement) or as a result of death or disability, or if Mr. Levy terminates his employment without good reason (as defined in the agreement), Mr. Levy will be entitled to receive any accrued and unpaid base salary and employee benefits up to the date of termination as well as retain any shares that have previously vested.

In the event Mr. Levy’s employment is terminated by us for any reason other than cause, death or disability, or if Mr. Levy terminates his employment for good reason, he will be entitled to receive any accrued and unpaid base salary and employee benefits up to the date of termination as well as any vested shares. In addition, he will be entitled to receive his base salary for twelve months following the date of termination, a cash amount equal to the greater of (i) $50,000 and (ii) the average of all annual cash bonuses received under the agreement, and payment of all COBRA premiums for twelve months following the date of termination.

In the event Mr. Levy’s employment is terminated by us in connection with, or as a result of, a change of control (as defined in the agreement), or if Mr. Levy terminates his employment for good reason following a change in control, he will be entitled to receive any accrued and unpaid base salary and employee benefits up to the date of termination. In addition, he will be entitled to receive his base salary for twelve months following the date of termination, a cash amount equal to the greater of (i) $50,000 and (ii) the average of all annual cash bonuses received under the agreement, and payment of all COBRA premiums for twelve months following the date of termination. Furthermore, all of his unvested shares will vest as of the date of the consummation of the change in control.

The agreement contains customary non-competition and non-solicitation provisions that extend to two years after termination of Mr. Levy’s employment.  Mr. Levy also agreed to customary terms regarding confidentiality and ownership of product ideas.

Carl DeFreitas

On February 8, 2013, we entered into an engagement agreement with DeFreitas & DelSanto, LLP. Pursuant to the engagement agreement, Mr. DeFreitas will work for us on a part-time basis and will receive $150,000 per annum.

Andrew J. Einhorn

On October 15, 2012, we entered into an offer letter with Andrew J. Einhorn, pursuant to which Mr. Einhorn agreed to serve as our Chief Financial Officer. Pursuant to the terms of his offer letter, Mr. Einhorn would serve as our Chief Financial Officer on a full-time basis and receive an annual base salary of $220,000.  Mr. Einhorn would be entitled to an annual bonus of up to 100% of his annual base salary, as determined by our board of directors in its sole discretion. We agreed to negotiate an employment agreement with Mr. Einhorn, which agreement was to provide for the issuance of 2,000,000 shares of our common stock to Mr. Einhorn. On February 6, 2013, Mr. Einhorn resigned as our Chief Financial Officer. In connection with his resignation, and to facilitate the transition to our Interim Chief Financial Officer, we entered into a consulting agreement with Mr. Einhorn, pursuant to which he was entitled to his current base salary during the term of the Consulting Agreement. The consulting agreement, which terminated on February 28, 2013, also included customary confidentiality and non-solicitation provisions.

Director Compensation

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended December 31, 2012. All compensation paid to our employee directors is included under the summary compensation table above.

Name	Stock Awards ($)	Option Awards ($)	Total ($)

Dr. Robert J. Hariri	$27,200	$56,667	$83,867
Dr. Louis J. Aronne	$28,000	$145,833	$173,833
Dr. Peter Diamandis	$18,000	$37,500	$55,500
Dr. Buzz Aldrin	$3,800	$10,417	$14,217

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of March 25, 2013 by:

●	each person known by us at that date to be the beneficial owner of more than 5% of the outstanding shares of our based solely on Schedule 13D/13G filings with the Securities and Exchange Commission;

●	each of our officers and directors at such date; and

●	all of our executive officers and directors at such date, as a group.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them. As of March 25, 2013, there were 115,158,282 shares of our common stock outstanding.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Class
Dr. Robert J. Hariri (2)	10,135,681	8.8%
Glen R. Fleischer	5,000,000	4.3%
Dr. Louis J. Aronne (3)	1,135,000	*
Dr. Peter Diamandis (4)	350,000	*
Dr. Buzz Aldrin (5)	266,667	*
Dr. Sapna Srivastava (6)	283,333	*
Peter Levy (7)	752,000	*
Carl DeFreitas	1,000	*
Dr. Carlon Colker (8)	7,324,000	6.4%
Ultra Pro Sports, LLC (9)	7,757,000	6.7%
Directors and officers as a group (8 persons)	17,923,681	15.4%
_____________________________

*           Less than 1%

(1) Unless otherwise indicated, the business address of each of the individuals is c/o MYOS Corporation, 45 Horsehill Road, Suite 106, Cedar Knolls, New Jersey 07927.

(2) Includes shares held by Hariri Family Ltd. Partnership. Includes 83,333 shares currently exercisable upon exercise of stock option at $0.25 per share and 166,667 shares currently exercisable upon exercise of stock option at $0.69 per share.

(3) Includes 83,333 shares currently exercisable upon exercise of stock option at $0.25 per share and 291,667 shares currently exercisable upon exercise of stock option at $0.64 per share.

(4) Includes 83,333 shares currently exercisable upon exercise of stock option at $0.25 per share and 166,667 shares currently exercisable upon exercise of stock option at $0.45 per share.

(5) Includes 83,333 shares currently exercisable upon exercise of stock option at $0.25 per share and 83,333 shares currently exercisable upon exercise of stock option at $0.14 per share.

(6) Includes 83,333 shares currently exercisable upon exercise of stock option at $0.20 per share.

(7) Includes 2,000 shares currently exercisable upon exercise of stock option at $0.20 per share.

(8) Includes 7,024,000 shares held by Peak Wellness, Inc., a corporation wholly-owned by Dr. Colker. Dr.  Colker has sole voting and investment control over these securities.

(9) Janine Divenuto has sole voting and investment control over these securities.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The following is a description of the transactions we have engaged in during the year ended December 31, 2012 and through the date of this Report, with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates.

On February 25, 2011, we, Atlas Acquisition Corp., our wholly-owned subsidiary, and Peak Wellness, Inc., or Peak, a company owned by Dr. Carlon Colker, our former Chief Medical Officer, entered into the purchase agreement, pursuant to which our subsidiary purchased from Peak the intellectual property pertaining to MYO-T12, a natural-myostatin inhibitor, including the formula, certain trademarks, trade secrets, patent applications and certain domain names.  In exchange for the assets, we paid Peak $1,150,000, of which $450,000 was paid in cash and $700,000 via the issuance of a promissory note with interest accruing at an interest rate of 3% per annum.  The promissory note was payable in two installments as follows: $350,000 plus accrued interest was due within 180 days after the closing date of the purchase agreement and $350,000 plus accrued interest was due on the first anniversary of the closing date of the purchase agreement. We repaid $350,000 of the promissory note in November 2011 and $360,771 of the promissory note (including accrued interest) in February 2012 from the proceeds of a private placement that closed in February 2012.  In addition to the foregoing, we issued Peak 7,024,000 shares of common stock as additional consideration under the purchase agreement.

From October 2011 to January 2012, Dr. Robert Hariri, a member of our board of directors, loaned to us and advanced on our behalf an aggregate of $99,500, which amount accrued interest at a rate of 3% per annum.  On June 29, 2012, Dr. Hariri converted the debt (including accrued interest) into 507,306 shares of common stock.

In October 2011, J.B. Bernstein, our former chief executive officer, advanced $5,000 to us, which was due and payable on demand without interest.  The advance was repaid in April 2012.

On November 29, 2011, we completed a private placement of $400,000 aggregate principal amount of unsecured convertible promissory notes, or the Notes, to certain accredited investors, including a Note in the amount of $150,000 to Dr. Robert Hariri, a member of our board of directors. The Notes were to mature on the earlier of (i) May 29, 2012 and (ii) our consummation of a debt or equity financing in excess of $500,000, or a Qualified Financing, unless earlier converted and bear interest at a rate of 18% per annum.  Interest on the Notes was to be due on the maturity date unless earlier converted. The Notes were to be convertible into shares of our common stock at a conversion price equal to the lower of: (i) $0.20 or (ii) the conversion rate or offering price, as applicable, for the securities sold in the Qualified Financing. As additional consideration for the Notes, we issued an aggregate of 400,000 shares of common stock to the purchasers, including 150,000 shares to Dr. Hariri. On February 14, 2012, we and the purchasers entered into an agreement to amend the definition of Qualified Financing from $500,000 to $2.0 million. On June 29, 2012, Dr. Hariri converted the promissory note (including accrued interest) into 828,375 shares of common stock.

On April 30, 2012, J.B. Bernstein resigned from his positions as our President and Chief Executive Officer and as a member of our board of directors. In connection with his resignation, we entered into a consulting agreement with Mr. Bernstein pursuant to which we agreed to pay him a consulting fee of $5,000 per month during the six-month term of the agreement. The agreement terminated on October 31, 2012.

On June 14, 2012, Dr. Carlon Colker resigned from his positions as our Chief Medical Officer and Executive Vice President.  In connection with such resignation, Dr. Colker entered into an agreement with us, pursuant to which we agreed to issue him 300,000 shares of common stock.

On February 6, 2013, Andrew Einhorn resigned as our Chief Financial Officer.  We entered into a consulting agreement with Mr. Einhorn, pursuant to which he was entitled to his current base salary during the term of the agreement. The consulting agreement, which terminated on February 28, 2013, also included customary confidentiality and non-solicitation provisions.

On February 8, 2013, Dr. Sapna Srivastava joined our Board of Directors. In October 2012, we entered into an advisory agreement with Dr. Srivastava, pursuant to which agreed to serve as a special advisor to us.  Upon her appointment to serve as special advisor, we issued her 100,000 shares of common stock, which shares have previously vested. In addition, we agreed to issue Dr. Srivastava, for each quarter that she provides services to us, a stock option to purchase 150,000 shares of common stock, which option vests (whether or not she is still serving as a special advisor) over two years in equal annual installments, with the first such installment vesting upon the first anniversary of the issuance of such option.  Dr. Srivastava continues to serve as a special advisor subsequent to her appointment to the Board of Directors.

Review, Approval or Ratification of Transactions with Related Persons.

All future related party transactions will be approved, if possible, by a majority of our directors who do not have an interest in the transaction and who will have access, at our expense, to our independent legal counsel.

Item 14.	Principal Accountant Fees and Services.

During the fiscal years ended December 31, 2012 and December 31, 2011, Seligson & Giannattasio, LLP, or S&G, served as our principal accountant. The following is a summary of fees paid or to be paid to S&G for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the annual audits of our financial statements, quarterly reviews of financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements.  Audit fees paid to S&G for the fiscal years ended December 31, 2012 and 2011 were $49,000 and $60,748, respectively.

Audit-Related Fees.  Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.”  These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.  There were no fees billed for audit-related services rendered by S&G during the last two fiscal years.

Tax Fees. There were no fees billed for tax services rendered by S&G during the last two fiscal years.

All other fees.  There were no fees billed for other services rendered by S&G during the last two fiscal years.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statements and Schedules

Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
3.3	Certificate of Amendment to Articles of Incorporation (3)
3.4	Articles of Merger filed with the Nevada Secretary of State (4)
10.1	Intellectual Property Purchase Agreement, dated February 25, 2011, by and among the Registrant, Atlas Acquisition Corp. and Peak Wellness, Inc. (10)
10.2	Intellectual Property Assignment Agreement, dated February 25, 2011, by and among Atlas Acquisition Corp. and Peak Wellness, Inc. (11)
10.3	Employment Agreement between the Registrant and Peter Levy dated February 10, 2012 (5)
10.4	Form of Subscription Agreement, dated July 2, 2012, by and between MYOS Corporation and Purchasers (6)
10.5^	Distribution Agreement between the Registrant and Maximum Human Performance LLC dated May 16, 2012 (7)
10.6	Form of Advisory Board Agreement (8)
10.7	Commercial Lease, dated August 1, 2012 (9)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

^Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

(1)	Incorporated by reference to Exhibit 3(a) in our Registration Statement on Form SB-2 (File Number 333-144082), filed on June 27, 2007.
(2)	Incorporated by reference to Exhibit 3(b) in our Registration Statement on Form SB-2 (File Number 333-144082), filed on June 27, 2007.
(3)	Incorporated by reference to Exhibit A in our Information Statement on Schedule 14C, filed on June 9, 2010.
(4)	Incorporated by reference to Exhibit 3.1 in our Current Report on Form 8-K, filed on May 21, 2012.
(5)	Incorporated by reference to Exhibit 10.1 in our Quarterly Report on Form 10-Q, filed on May 15, 2012.
(6)	Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K, filed on July 2, 2012.
(7)	Incorporated by reference to Exhibit 10.1 in our Quarterly Report on Form 10-Q, filed on August 3, 2012.
(8)	Incorporated by reference to Exhibit 10.6 in our Registration Statement on Form S-1 (333-183098), initially filed on August 6, 2012.
(9)	Incorporated by reference to Exhibit 10.10 in our Registration Statement on Form S-1 (333-183098), initially filed on August 6, 2012.

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
MYOS Corporation:

We have audited the accompanying consolidated balance sheet of MYOS Corporation (a development stage company) (the "Company") and subsidiary as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two year ended December 31, 2012 and December 31, 2011 and the period April 11, 2007 (date of inception) to December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiary as of December 31, 2012 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2012 and December 31, 2011 and the results of their consolidated operations and consolidated cash flows for each of the years in the two year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Seligson & Giannattasio, LLP
Seligson & Giannattasio, LLP
White Plains, New York
March 28, 2013

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS
Current assets
Cash	$3,979,662	$61,266
Accounts receivable	201,579	17,557
Inventories	218,317	526,284
Deferred financing cost	-	49,451
Prepaid expenses and other current assets	84,388	140,336
Total current assets	4,483,946	794,894

Fixed assets, net of accumulated depreciation	8,389	2,748
Intellectual property	2,000,000	2,000,000
Intangible assets	36,440	-
Security deposits	-	10,000

Total assets	$6,528,775	$2,807,642

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$208,898	$411,665
Note payable for acquisition of intellectual property	-	350,000
Convertible notes payable	-	400,000
Accrued interest	-	18,400
Accounts payable and accrued expenses ‑ related parties	-	132,934
Loans payable	-	60,000
Notes payable ‑ directors	-	80,000
Note payable	-	7,500
Total current liabilities	208,898	1,460,499

Derivatives liability	121,900	872,659

Total liabilities	330,798	2,333,158

Stockholders' equity
Preferred stock, $.001 par value; 25,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized;
110,033,282 shares issued and outstanding at December 31, 2012
66,813,997 shares issued and outstanding at December 31, 2011	110,033	66,814
Additional paid-in capital	15,733,650	6,138,916
Deficit accumulated during development stage	(9,645,706)	(5,731,246)

Total stockholders' equity	6,197,977	474,484

Total liabilities and stockholders' equity	$6,528,775	$2,807,642

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			April 11, 2007
			(Inception Date) to
	Years Ended December 31,		December 31,
	2012	2011	2012
Revenue	$911,727	$99,475	$1,011,202
Cost of sales	863,034	49,932	912,966
Gross profit	48,693	49,543	98,236

General and administrative expenses	3,084,186	4,645,763	7,876,165
Loss from operations	(3,035,493)	(4,596,220)	(7,777,929)

OTHER INCOME (EXPENSE)
Interest income	8,476	-	8,476
Interest expense	(801,819)	(24,971)	(827,020)
Value of warrants in excess of the amount of additional paid‑in capital received in the related private placement of restricted common stock	-	(2,405,303)	(2,405,303)
Change in fair value of warrants	(16,173)	4,101,743	4,085,570
Impairment charge ‑ intellectual property	-	(2,662,000)	(2,662,000)
Amortization of deferred financing costs	(69,451)	(10,549)	(80,000)
Gain on forgiveness of debt	-	-	12,500
	(878,967)	(1,001,080)	(1,867,777)

Net loss	$(3,914,460)	$(5,597,300)	$(9,645,706)

Weighted average number of common shares outstanding, basic and diluted	92,000,307	61,673,449

Basic and diluted net loss per share attributable to common stockholders	$(0.04)	$(0.09)

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the period from April 11, 2007 (inception date) to December 31, 2012

	Common Stock		Additional	Deficit accumulated during	Total stockholders'
	Shares	Amount $.001 par	paid‑in capital	development stage	equity (deficit)
Balance at April 11, 2007	-	$-	$-	$-	$-
Common stock issued for cash at $0.0002 per share	28,000,000	28,000	(23,000)		5,000
Common stock issued for cash at $0.004 per share	21,000,000	21,000	54,000		75,000
Net loss				(60,185)	(60,185)
Balance at December 31, 2007	49,000,000	49,000	31,000	(60,185)	19,815
Net loss				(17,928)	(17,928)
Balance at December 31, 2008	49,000,000	49,000	31,000	(78,113)	1,887
Net loss				(39,308)	(39,308)
Balance at December 31, 2009	49,000,000	49,000	31,000	(117,421)	(37,421)
Net loss				(16,525)	(16,525)
Balance at December 31, 2010	49,000,000	49,000	31,000	(133,946)	(53,946)
Issuance of 7,024,000 shares of Common Stock to Peak Wellness, Inc. as part of the purchase price of intellectual property	7,024,000	7,024	3,504,976		3,512,000
Fair value of shares transferred from existing stockholder to the CEO in connection with employment agreement			1,500,000		1,500,000
Proceeds from private placements of restricted common stock	8,334,997	8,335	2,472,165		2,480,500
Offering costs			(45,000)		(45,000)
Fair value of warrants issued to private placement investors			(2,432,365)		(2,432,365)
Shares issued for services	2,055,000	2,055	688,138		690,193
Vesting of options and shares issued to directors and advisory board members			360,402		360,402
Shares issued in connection with debt	400,000	400	59,600		60,000
Net loss				(5,597,300)	(5,597,300)
Balance at December 31, 2011	66,813,997	66,814	6,138,916	(5,731,246)	474,484
Proceeds from private placements of restricted common stock	34,430,000	34,430	6,855,560		6,889,990
Offering costs			(178,800)		(178,800)
Shares issued to COO	750,000	750	(750)		-
Shares issued to employee	10,000	10	2,690		2,700
Shares issued for services	3,423,395	3,423	451,154		454,577
Shares issued in debt conversions	2,885,550	2,885	1,343,254		1,346,139
Shares issued in exchange for warrants	1,603,673	1,604	750,579		752,183
Shares issued for exercise of warrants	116,667	117	11,550		11,667
Vesting of options and shares issued to officers, directors and advisory board members			359,497		359,497
Net loss				(3,914,460)	(3,914,460)
Balance at December 31, 2012	110,033,282	$110,033	$15,733,650	$(9,645,706)	$6,197,977

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW

			April 11, 2007
			(Inception Date)
	Year Ended December 31,	Year Ended December 31,	to December 31,
	2012	2011	2012
Cash Flows from Operating Activities

Net loss	$(3,914,460)	$(5,597,300)	$(9,645,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,173	276	1,449
Amortization	69,451	10,549	80,000
Stock based compensation	796,774	2,550,595	3,347,369
Loss on debt conversion	760,566	-	760,566
Impairment charges	-	2,662,000	2,662,000
Interest expense paid in stock	43,762	-	43,762
Derivatives charges and credits	16,173	(1,559,706)	(1,543,533)

Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(184,022)	(17,557)	(201,579)
(Increase) decrease in inventories	307,967	(526,284)	(218,317)
(Increase) decrease in prepaid expenses and other assets	66,267	(107,836)	(41,569)
Increase (decrease) in accounts payable and accrued expenses	(309,358)	429,530	120,707
Net cash used in operating activities	(2,345,707)	(2,155,733)	(4,634,851)

Cash Flows from Investing Activities

Acquisition of intellectual property	-	(450,000)	(450,000)
Acquisition of fixed assets	(6,814)	(3,024)	(9,838)
Acquisition of intangible assets	(36,440)	-	(36,440)
Net cash used in investing activities	(43,254)	(453,024)	(496,278)

Cash Flows from Financing Activities

(Repayments to) advances from related parties	-	87,023	140,434
Note borrowings	19,500	-	19,500
Repayment of notes payable	(415,000)	(392,500)	(807,500)
Proceeds from (Repayments of) issuance of notes	-	540,000	540,000
Proceeds from issuance of stock to initial stockholders	-	-	80,000
Proceeds from exercise of warrants	11,667	-	11,667
Proceeds from private placement of common stock	6,869,990	2,480,500	9,350,490
Offering costs	(178,800)	(45,000)	(223,800)
Net cash provided by financing activities	6,307,357	2,670,023	9,110,791

Net increase in cash	3,918,396	61,266	3,979,662
Cash at beginning of the period	61,266	-	-
Cash at end of the period	$3,979,662	$61,266	$3,979,662

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)

			April 11, 2007
			(Inception Date) to
	Years Ended December 31,		December 31,
	2012	2011	2012
Supplemental Disclosure of Cash Flow Information:
Total Cash paid for franchise taxes	$2,578	$800	$3,378
Total Cash paid for Interest	$15,892	$-	$15,892

Supplemental Disclosure of Non‑Cash Investing and Financing Activities:
Offering costs paid by stockholder	$-	$25,000	$25,000
Conversion of stockholder loan and interest into common stock	$546,743	$2,744	$504,744
Conversion of stockholder loan into capital ‑ no shares issued	$-	$22,256	$22,256
Conversion of 8,018,330 warrants into 1,603,673 common shares	$766,932	$-	$766,932
Note payable ‑ insurance financing	$-	$42,500	$42,500
Note issued for accounts payable	$-	$-	$7,500
Acquisition of intellectual property through note payable	$-	$700,000	$700,000
Financing costs through issuance of restricted common stock	$20,000	$60,000	$80,000

The accompanying notes are an integral part of the financial statements

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization & Business Activities
MYOS Corporation, formerly known as Atlas Therapeutics Corporation (the "Company") was incorporated under the laws of the State of Nevada on April 11, 2007.  On February 25, 2011, the Company entered into an agreement to purchase certain intellectual property from Peak Wellness, Inc. (the "Acquisition").  Since the Acquisition, the Company’s business focus has been on the discovery, development and commercialization of nutritional supplements, functional foods, therapeutic products and other technologies aimed at maintaining or improving the health and performance of muscle tissue (see Note 9 – Intellectual Property Purchase Agreement).  The Company has only realized revenues of $1,011,202 through December 31, 2012 without fully implementing its plan of operations and therefore is still considered a development stage company.

Depreciation
The cost of property and equipment is depreciated over the estimated useful life of 3 to 7 years. Depreciation is computed using the straight-line method when assets are placed in service.

Basis of Accounting and Principles of Consolidation
The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiary, Atlas Acquisition Corp. (formed on February 23, 2011 to facilitate the purchase of the intellectual property discussed in Note 9).  All material intercompany balances and transactions have been eliminated.  These financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

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

Fair Value of Indefinite-Lived Intangible Assets
The Company accounts for indefinite-lived intangible assets in accordance with ASC 350, Intangibles-Goodwill and Other.  In accordance with ASC 350, indefinite-lived intangible assets are subject to an impairment analysis at least annually, and more frequently upon the occurrence of certain events.  The impairment analysis is performed by comparing the fair value of the assets with the carrying value of the assets.  Fair value is estimated as the discounted value of future revenues arising from the use of such assets.  An impairment charge is recorded if the assets carrying value exceed the assets estimated fair value.

The Company's policy is to evaluate indefinite-lived intangible assets (e.g. the intellectual property) for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  See Note 9 for information related to impairment charges recorded in 2011 for indefinite-lived intellectual property intangible assets.

The intellectual property carrying value as of December 31, 2012 and 2011 was $2,000,000.  Management performed their annual review of the intellectual property and determined no impairment existed and there was no change to the carrying value for the year ended December 31, 2012.

Revenue Recognition
The Company recognizes revenue when products are shipped and collection is reasonably assured.

Inventories
Inventory consist of the following:

Years ended December 31,	2012	2011
Raw materials	$213,848	$526,284
Work in process	-	-
Finished goods	4,469	-
Total Inventory	$218,317	$526,284

Inventories are stated at the lower of cost or market, with cost determined on a first in, first-out basis.

Advertising
The Company charges the costs of advertising to expense as incurred. The Company incurred $329,396 and $260,427 of advertising and promotional costs for the years ended December 31, 2012 and 2011, respectively, and $594,562 since its inception.  Pursuant to its distribution agreement with Maximum Human Performance (“MHP”), entered into on May 16, 2012, the Company has a co-operative advertising arrangement whereby the Company pays MHP a fee for each unit sold (See Note 11).

Fixed Assets
Fixed assets consist of the following:

Years ended December 31,	2012	2011
Furniture and fixtures	$3,024	$3,024
Computers and software	6,814	-
Total fixed assets	9,838	3,024
Less accumulated depreciation	(1,449)	(276)
Net book value of fixed assets	$8,389	$2,748

Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 7 years.  Repair and maintenance costs are expensed as incurred.  Depreciation expense for the years ended December 31, 2012 and 2011 was $1,173 and $276, respectively.

Concentrations of Risk and Significant Distributor and Customer
The Company's places its bank accounts with high credit quality financial institutions and at times, balances may exceed federally insured limits.  The Company has never experienced any losses related to these balances.  From December 31, 2010 through December 31, 2012, all non-interest-bearing transaction accounts were fully insured by the FDIC, regardless of the balance of the account and the ownership capacity of the funds, and interest bearing accounts are insured up to $250,000.  The Company has two noninterest-bearing checking accounts with balances less than $250,000 as of December 31, 2012 and one interest-bearing savings account with a balance of $3,571,013 as of December 31, 2012.  Beginning 2013, insurance coverage reverted back to $250,000 per depositor at each financial institution, and non-interest bearing cash balances may again exceed federally insured limits.  At December 31, 2012, the Company's uninsured cash balances totaled $3,321,013.

Effective May 2012, MHP became the exclusive distributor and sole customer of the Company's MYO-X product and formula.

Equity Based Compensation
The Company accounts for equity-based compensation under the provisions of ASC 718-10 Compensation - Stock Compensation and ASC 505-50 Equity Based Payments to Non-Employees.  ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  For stock options and restricted stock that do not vest immediately but which contain only a service vesting feature, we recognize compensation cost on the unvested shares and options on a straight-line basis over the remaining vesting period, net of any projected forfeitures

The Company uses the Black-Scholes option-pricing model as its method of valuation for share-based compensation.  Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to our expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.  Equity-based compensation expense for awards to employees and non-employees recognized was $796,774 and $2,550,595 for the years ended December 31, 2012 and 2011, respectively.

Comprehensive Loss
The Company had no items of other comprehensive income or expense for the years ended December 31, 2012 and 2011, respectively.  Accordingly, the Company's comprehensive loss and net loss are the same for all periods presented.

Segment Information
ASC 280, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for reporting information regarding operating segments in annual consolidated financial statements and requires selected information for those segments to be presented in financial reports issued to stockholders.  It also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance.  The Company operates in a single segment, internally reports the results of operations for that segment and the information disclosed herein materially represents all of the financial information related to the single operating segment.

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

On February 12, 2008, the FASB allowed deferral of the effective date of ASC 820 for one year, as it relates to nonfinancial assets and liabilities.  Accordingly, our adoption related only to financial assets and liabilities.  Upon adoption ASC 820, there was no cumulative effect adjustment to beginning retained earnings and no impact on the consolidated financial statements as of December 31, 2012 and 2011, respectively.

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

Our intangible assets are valued and tested for impairment using Level 3 inputs (see Note 9).  In the process of the valuation of the intangible asset, we determined that the carrying cost exceeded the fair value at December 31, 2011 and we recorded an impairment charge and adjusted the balance of the asset to reflect the fair value.

Basic and Diluted Income (Loss) per Share
In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At December 31, 2012 and 2011, the Company’s stock equivalents were anti-dilutive and excluded in the diluted loss per share computation.  The aggregate number of potentially dilutive warrants and options outstanding at December 31, 2012  and 2011 were 1,658,000 and 9,534,997, respectively.

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

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company's financial statements.  For the years ended December 31, 2012 and 2011, the Company did not recognize any interest or penalty expense related to income taxes.  The Company files income tax returns in the U.S. federal jurisdiction and states in which it does business.

NOTE 2 - PRIVATE PLACEMENTS OF RESTRICTED COMMON STOCK

During April 2007, the Company sold 28,000,000 (after adjusting for the 1 to 14 split) shares of its common stock to its founders for cash proceeds of $5,000.  During December 2007, the company sold 21,000,000 (after adjusting for the 1 to 14 split) shares of its common stock in a private placement for cash proceeds of $75,000.

From February 25 through July 12, 2011, the Company issued an aggregate of 8,134,997 shares of common stock and warrants to purchase 8,134,997 shares of common stock to certain accredited investors (the “Private Placements”) with piggy-back registration rights.  Each warrant had a three-year term and was exercisable at $0.10 per share (due to the triggering of a down round full ratchet anti dilution provision).  In June and September 2012, 8,018,330 of warrants were exchanged for 1,603,673 shares of the Company's common stock and 116,667 warrants were exercised for $11,667.

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

The Company received aggregate gross proceeds of $9,350,490 from the private placements as follows:

Date	Shares	Gross Proceeds	Related Warrant Liability at Inception	Related Warrant Liability at December 31, 2012
February 25, 2011	4,766,666	$1,430,000	$2,350,251	$-
May 31, 2011	1,409,999	423,000	1,186,859	-
June 27, 2011	1,874,999	562,500	1,243,838	-
July 12, 2011	83,333	25,000	57,742	-
December 2, 2011	200,000	40,000	-	-
February 10, 2012	3,250,000	325,000	-	-
February 14, 2012	4,000,000	400,000	-	-
March 7, 2012	1,000,000	100,000	-	-
March 15, 2012	1,750,000	175,000	-	-
March 22, 2012	250,000	25,000	-	-
April 9, 2012	1,000,000	100,000	-	-
April 24, 2012	* 200,000	-	-	-
June 28, 2012	2,400,000	600,000	-	-
July 6, 2012	20,580,000	5,144,990	-	-
	42,764,997	$9,350,490	$4,838,690	$-

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

The aggregate balance due to all related parties for advances, accounts payable and accrued expenses as of December 31, 2012 and 2011 was $NIL and $132,934, respectively.

NOTE 5 - NOTES AND LOANS PAYABLE

Convertible Notes Payable
On November 29, 2011, the Company received aggregate proceeds of $400,000 from two individuals ($150,000 of which was from a director of the Company) on notes payable bearing interest at 18%, due on May 29, 2012 and convertible into common stock at the rate of $0.20  per share or an adjusted lower rate determined by reference to a subsequent qualified financing.  As additional consideration, the note holders were issued an aggregate of 400,000 shares of common stock valued at $0.15 per share for an aggregate of $60,000.  The value of the shares issued were recorded as deferred financing costs and were amortized over the 6 month term of the notes.  The unamortized balances were $NIL at December 31, 2012 and $49,451 at December 31, 2011.  Related amortization expense was $49,451 and $10,549 for the years ended December 31, 2012 and 2011, respectively.

On June 28, 2012, the aggregate principal of $400,000 and the accrued interest of $41,800 on the notes were converted into 2,209,000 shares of restricted common stock at $0.20 per share, the value of which exceeded the principal and accrued interest by $618,520 on the conversion date.  This amount was recorded as interest expense in the year ended December 31, 2012.

Notes Payable to Director
A director loaned the Company $99,500, of which $60,000 was advanced on September 29, 2011 and is evidenced by an unsecured note payable which was due on October 29, 2011 bearing interest at 3%; $10,000 was advanced in October 2011; $10,000 was advanced in December 2011 for direct payment to a vendor and $19,500 of which was advanced in January 2012 for direct payments to vendors.  On June 28, 2012, the principal plus accrued interest on the loans and advances of $1,961 (aggregate of $101,461) were converted into 507,306 shares of common stock at $0.20 per share, the value of which exceeded the principal and accrued interest by $142,046 on the conversion date.  This amount was recorded as interest expense in the year ended December 31, 2012.

Loan Payable
In November and December 2011, an unrelated third party loaned the Company $60,000, payable on demand without interest.  The loan was repaid in February 2012.

Note Payable to Shareholders
On June 15, 2012, a stockholder loaned the Company $65,000, payable on July 15, 2012 without interest.  The loan was repaid in July 2012.

On May 20, 2010, the Company issued a note for $7,500 bearing interest at 5% in exchange for a shareholder's payment of $7,500 on an open account payable balance.  The note was due and payable upon demand.  On September 20, 2012, the aggregate principal and accrued interest of $7,500 were converted into 30,000 shares of restricted common stock.  The principal balance of the note was $NIL at December 31, 2012 and $7,500 at December 31, 2011.  Accrued interest payable on this note was $NIL and $982 as of December 31, 2012 and December 31, 2011, respectively.

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

NOTE 7 - WARRANTS AND OPTIONS

During the year ended December 31, 2011, the Company issued a total of 8,284,997 warrants to purchase restricted common stock.  Of those warrants, 8,134,997 were issued to private placement investors and included down round full ratchet anti-dilution provisions requiring periodic repricing if shares are later offered at lower prices.  In June 2012 holders of 7,529,999 warrants received 1,506,004 shares of restricted common stock in exchange for those warrants.  In September 2012, holders of 488,331 warrants received 97,669 shares of restricted common stock in exchange for such warrants and a holder of 116,667 warrants exercised such warrants at $0.10/share and received 116,667 shares of restricted common stock.

The following tables summarize warrants issued during the year ended December 31, 2011 to private placement investors and consultants.  For the year ended December 31, 2012, no warrants were issued and no expense was recognized.  The number of warrants outstanding as of December 31, 2012 is 150,000.

Grant Date	Number of Warrants Issued	Number of Warrants Exchanged or Exercised	Number of Warrants Outstanding as of December 31, 2012	Exercise Price Original/Repriced	Expiration Term in Years
February 25, 2011 (A)	4,766,666	4,766,666	-	$0.60 /$0.10
May 31, 2011 (A)	1,409,999	1,409,999	-	$0.60/$0.10
June 27, 2011 (A)	1,874,999	1,874,999	-	$0.60/$0.10
June 27, 2011 (B)	100,000	-	100,000	$1.00	.65
July 12, 2011 (A)	83,333	83,333	-	$0.60/$0.10
December 23, 2011 (B)	50,000	-	50,000	$1.00	.65

(A) Private placement warrants (these warrants were subject to down round full ratchet anti dilution provisions and the exercise price was adjusted to $0.10 per share in February 2012)
(B) Sponsorship agreement, including put option - see Note 11

Activity in warrants for each of the year ended December 31, 2012 and 2011 is summarized as follows:

	Shares Under Warrants	Weighted Average Exercise Price Original/Repriced
Balance at January 1, 2011	-
Warrants granted	8,284,997	$0.61/$0.10
Warrants exercised	-
Warrants cancelled/exchanged/expired	-
Balance at December 31, 2011	8,284,997	$0.61/$0.10
Warrants granted	-
Warrants exercised	(116,667)
Warrants cancelled/exchanged/expired	(8,018,330)
Balance at December 31, 2012	150,000	$1.00

The following table summarizes information about warrants outstanding and exercisable at December 31, 2012.  As all warrants currently outstanding are fully and immediately vested at issuance, the information for both outstanding and exercisable are identical.

Warrants Outstanding and Exercisable
Range of Exercise Price	Warrants Outstanding and Exercisable	Weighted Average Remaining Contractual Life
$1.00	150,000	.65

The following table summarizes the assumptions used to value the warrants using the Black-Scholes option pricing model:

Grant Date		Number of Warrants Issued/ Outstanding	Stock Price on Measurement Date	Exercise Price	Expected Term	Expected Volatility	Dividend Yield	Risk Free Rate
(A)	02/25/11	4,766,666	$0.500	$0.60	3.00	285.20%	0.00%	1.48%
(A)	05/31/11	1,409,999	$0.850	$0.60	3.00	208.89%	0.00%	0.79%
(A)	06/27/11	1,874,999	$0.670	$0.60	3.00	295.31%	0.00%	0.64%
(A)	07/12/11	83,333	$0.700	$0.60	3.00	278.00%	0.00%	0.42%
(B)	06/27/11	100,000	$0.670	$1.00	2.00	213.59%	0.00%	0.41%
(B)	12/23/11	50,000	$0.090	$1.00	2.00	209.00%	0.00%	0.28%

(A) Private placement warrants
(B) Sponsorship agreement, including put option - see Note 11

The Company has issued an aggregate of 1,500,000 options to purchase restricted common stock to the following directors and scientific advisory board members (see Note 11).

Issued to and Grant Date	Number of Options	Exercise Price	Expiration Term in Years
Dr. Louis Aronne - director - July 14, 2011	250,000	$0.64	10
Dr. Louis Aronne - scientific advisory board - July 14, 2011	500,000	$0.64	10
Dr. Robert Hariri - director - July 26, 2011	250,000	$0.69	10
Dr. Peter Diamandis - director -August 15, 2011	250,000	$0.45	10
Dr. Buzz Aldrin - director - May 24, 2012	250,000	$0.14	10

The following table summarizes the assumptions used to value the director/advisory board options using the Black-Scholes option pricing model:

Grant Date	Number of Options	Stock Price on Measurement Date	Exercise Price	Expected Term	Expected Volatility	Dividend Yield	Risk Free Rate
07/14/11	750,000	$0.640	$0.64	10.00	287.00%	0.00%	2.98%
07/26/11	250,000	$0.690	$0.69	10.00	285.00%	0.00%	2.99%
08/15/11	250,000	$0.450	$0.45	10.00	284.00%	0.00%	2.29%
05/24/12	250,000	$0.140	$0.14	10.00	187.00%	0.00%	1.77%

Activity in stock options for each of the years ended December 31, 2012 and 2011 is summarized as follows:

	Shares Under Options	Weighted Average Exercise Price
Balance at January 1, 2011	-
Options granted	1,250,000	$0.61
Options exercised	-
Options cancelled/expired	-
Balance at December 31, 2011	1,250,000	$0.61
Options granted	250,000	0.14
Options exercised	-
Options cancelled/expired	-
Balance at December 31, 2012	1,500,000	$0.53

At December 31, 2012, the weighted-average remaining term of the options was 8.76 years.  As of December 31, 2012, the aggregate intrinsic value of outstanding and exercisable options was $6,667.  The aggregate intrinsic value was calculated by multiplying the number of outstanding and exercisable options by the amount by which the market price for our common stock at December 31, 2012 exceeded the exercise price for each option.  The market price for our common stock at December 31, 2012 was $0.22.  The aggregate unvested cost of the options at December 31, 2012 was $245,382.

The following table summarizes information about the options outstanding and exercisable at December 31, 2012 by the directors and scientific advisory board members.

Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Range of Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life
$0.64	750,000	8.53	$0.64	416,666	8.53
$0.69	250,000	8.56	$0.69	166,666	8.56
$0.45	250,000	8.62	$0.45	166,666	8.62
$0.14	250,000	9.39	$0.14	83,333	9.39

NOTE 8 – SHARE OPTION PLAN

On September 24, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan (the "Plan"), which was adopted by the stockholders on November 20, 2012.  The Company has reserved 10,000,000 shares of common stock under the  Plan.  As of December 31, 2012, options to purchase 8,000 shares of the Company's stock have been granted under the Plan.  The Company believes that such awards better align the interests of its employees with those of its shareholders.  The option awards were granted with an exercise price equal to the market price of the Company's stock at the date of grant; the options vested immediately and have a 10 year term.

The fair value of each option award is estimated on the date of grant using a Black Scholes model that uses variables noted in the following table.  Our determination of fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury 10-year note in effect at the time of the grant.

2012
Expected volatility	168%
Weighted -average volatility	168%
Expected term (in years)	10
Risk free rate	1.66%

A summary of the option activity under the Plan as of December 31, 2012, and the changes during the year then ended is presented below:
	Shares Under Options	Weighted Average Exercise Price
Balance at January 1, 2012	-	$-
Options granted	8,000	0.20
Options exercised	-	-
Options cancelled/expired	-	-
Balance at December 31, 2012	8,000	$0.20

At December 31, 2012, the weighted-average remaining term of the options was 7.48 years.  As of December 31, 2012, the aggregate intrinsic value of outstanding and exercisable options was $160.  The aggregate intrinsic value was calculated by multiplying the number of outstanding and exercisable options by the amount by which the market price for our common stock at December 31, 2012 exceeded the exercise price for each option.  The market price for our common stock at December 31, 2012 was $0.22.  The aggregate unvested cost of the options at December 31, 2012 was $NIL.

The following table summarizes information about options outstanding and exercisable at December 31, 2012 that were granted under the Plan.

Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Range of Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life
$0.20	8,000	7.48	$0.20	8,000	7.48

NOTE 9 – INTELLECTUAL PROPERTY PURCHASE AGREEMENT

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

The Company completed its first annual impairment testing for indefinite-lived intangible assets after the fourth quarter of 2011. Based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and projected revenues from sales of MYO-T12 and (iii) assumptions similar to those that market participants would make in valuing the Company's intangible assets, management determined that the carrying values of the intellectual property intangible assets exceeded its fair value.  Accordingly, the Company recorded noncash impairment charges totaling $2,662,000 in 2011, reducing the MYO-T12 intellectual property asset to its fair value of $2,000,000.

NOTE 10 - INCOME TAXES

Income tax expense for the years ended December 31, 2012 and 2011 is shown as follows:

Years ended December 31,	2012	2011
Current	$3,928	$829
Deferred	-	-
Total	$3,928	$829

The effects of temporary differences between the financial reporting and income tax bases of assets and liabilities which give rise to the deferred tax assets and liabilities are presented below:

Years ended December 31,	2012	2011
Deferred tax assets:
Goodwill	$672,348	$784,792
Net operating losses	2,133,004	887,735
Other	1,542	1,542
Total deferred tax assets	2,806,894	1,674,069
Valuation allowance	(2,804,632)	(1,672,972)
Total net deferred tax assets	2,262	1,097

Deferred tax liabilities:
Depreciation	(2,262)	(1,097)
Total deferred tax liabilities	(2,262)	(1,097)
Net deferred tax asset	$-	$-

The valuation allowance for the deferred tax asset increased by $1,132,000 for the year ended December 31, 2012.

The Company has net operating losses amounting to approximately $5,341,000 that expire in various periods through 2032 .  The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules.  Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, the current global economic crisis imposes additional profitability risks that are beyond the Company’s control.  Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

The tax years ended December 31, 2007 through 2012 are open for examination by federal and state taxing authorities.

The statutory federal income tax rate and the effective rate are reconciled as follows:

	December 31,
	2012		2011
Statutory federal income tax rate	34.00%		34.00%
State taxes, net of federal tax benefit	5.94%		5.94%
Valuation allowance	(39.94	) %	(39.94	) %
Net deferred tax asset	-%		-%

NOTE 11 - COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS

Distribution Agreement
On May 16, 2012, the Company entered into a distribution agreement (the "Agreement") with MHP, a company engaged in the development, marketing and distribution of nutritional and other therapies for the consumer.  Pursuant to the Agreement, MHP will, on an exclusive basis, provide marketing, sales and distribution of MYO-T12, to be sold under the brand name MYO-X, in retail and other outlets.  MHP agreed to pay the Company $195,301 upon the execution of the Agreement, with such amount credited against inventory purchases.  The Agreement also provides, upon termination of MHP's exclusively rights, additional supply and payment rights to MHP (including a per-unit royalty in the low single digits).  The term of the Agreement is one year, with an effective date for exclusivity beginning on September 29, 2012.  In the event MHP achieves certain sales targets for MYO-X, the exclusivity provisions of the Agreement will be extended for an additional one or two years.  The Agreement further provides for a co-operative advertising arrangement with MHP, whereby the Company is required to pay MHP a fee for each unit of MYO-X sold.

Operating Lease
The Company leases its corporate offices under an operating lease expiring in July 2017.  The Company has two options to renew such lease for a term of three years each with annual rent increases of 3%.

The future minimum lease payments under the non-cancelable operating lease in excess of one year at December 31, 2012 is as follows:

Year Ending December 31,	Amount
2013	$40,385
2014	59,434
2015	65,095
2016	67,163
2017	39,623
$271,700

Rent expense for the years ended December 31, 2012 and 2011 was $41,630 and $49,507, respectively.

Employment Agreements

J.B. Bernstein:
On February 25, 2011, the Company entered into an employment agreement with J.B. Bernstein, pursuant to which Mr. Bernstein served as Chief Executive Officer of the Company.  The employment agreement was amended effective as of March 1, 2011.  On April 30, 2012, J.B. Bernstein resigned from his positions as President and Chief Executive Officer and as a member of the Company’s board of directors.  In connection with his resignation, Mr. Bernstein entered into a consulting agreement with the Company (the “Consulting Agreement”), pursuant to which Mr. Bernstein was entitled to a consulting fee of $5,000 per month during the six-month term of the Consulting Agreement, which expired on October 31, 2012.  The Consulting Agreement also included confidentiality and non-competition obligations and provisions for intellectual property assignments by Mr. Bernstein.

Carlon Colker MD, FACN:
On February 25, 2011, concurrent with the closing of the Acquisition, the Company entered into an employment agreement with Carlon Colker, MD, FACN, pursuant to which Dr. Colker agreed to serve as Chief Medical Officer and Executive Vice President of the Company.  On June 14, 2012, Dr. Carlon Colker resigned from his positions as Chief Medical Officer and Executive Vice President.  Simultaneously with his resignation, Dr. Colker agreed to serve on the Company’s Scientific Advisory Board.  In connection with his appointment to the Scientific Advisory Board, Dr. Colker entered into an advisory board agreement with the Company, pursuant to which the Company issued him 300,000 shares of common stock.  The Agreement also includes standard confidentiality and non-competition obligations and provisions for intellectual property assignments by Dr. Colker.

Peter A. Levy:
On February 8, 2013, we entered into an amended and restated employment agreement with Peter Levy to continue to serve as its Chief Operating Officer and Executive Vice President. The agreement replaced Mr. Levy’s existing employment agreement dated February 10, 2012.  Pursuant to the terms of the agreement, Mr. Levy will continue to work as Chief Operating Officer and Executive Vice President on a full-time basis and will receive an annual base salary of $200,000.  Mr. Levy may receive an annual cash bonus in an amount up to 100% of his base salary, as may be determined by the Board in its sole discretion. The 500,000 shares of common stock previously granted to Mr. Levy will vest in four equal semi-annual installments commencing on August 10, 2012. The term of the agreement is three years, and the agreement will automatically renew for successive one-year periods, unless a notice of non-renewal is provided by either party at least sixty days prior to the expiration date of the term.

In the event Mr. Levy’s employment is terminated for cause (as defined in the agreement) or as a result of death or disability, or if Mr. Levy terminates his employment without good reason (as defined in the agreement), Mr. Levy will be entitled to receive any accrued and unpaid base salary and employee benefits up to the date of termination as well as retain any shares that have previously vested.

In the event Mr. Levy’s employment is terminated for any reason other than cause, death or disability, or if Mr. Levy terminates his employment for good reason, he will be entitled to receive any accrued and unpaid base salary and employee benefits up to the date of termination as well as any vested shares. In addition, he will be entitled to receive his base salary for twelve months following the date of termination, a cash amount equal to the greater of (i) $50,000 and (ii) the average of all annual cash bonuses received under the agreement, and payment of all COBRA premiums for twelve months following the date of termination.

In the event Mr. Levy’s employment is terminated in connection with, or as a result of, a change of control (as defined in the agreement), or if Mr. Levy terminates his employment for good reason following a change in control, he will be entitled to receive any accrued and unpaid base salary and employee benefits up to the date of termination. In addition, he will be entitled to receive his base salary for twelve months following the date of termination, a cash amount equal to the greater of (i) $50,000 and (ii) the average of all annual cash bonuses received under the agreement, and payment of all COBRA premiums for twelve months following the date of termination. Furthermore, all of his unvested shares will vest as of the date of the consummation of the change in control.

The agreement contains customary non-competition and non-solicitation provisions that extend to two years after termination of Mr. Levy’s employment.  Mr. Levy also agreed to customary terms regarding confidentiality and ownership of product ideas.

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

Stock-Based Compensation

On September 24, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan, which was adopted by the stockholders on November 20, 2012.  The Company has reserved 10,000,000 shares of common stock under the Plan.  As of December 31, 2012, there were 8,000 options outstanding under the Plan.  Prior to the adoption of the Plan, we granted restricted common stock awards to consultants from time to time.

Additionally, during the years ended December 31, 2012 and 2011, and prior to adoption of the Plan, we granted options to directors and scientific advisory board members to acquire an aggregate of 250,000 and 1,250,000 shares of restricted common stock, respectively.  As of December 31, 2012, 833,333 have vested and 666,667 remain unvested.  The vesting terms range from 3 to 4 years and the options have a weighted average remaining term of 8.76 years and a weighted average exercise price of $0.53 per share.

During the year ended December 31, 2011, the Company issued an aggregate of 2,055,000 shares of restricted common stock to consultants for services.  The shares issued were valued at trading prices on the date of issuance between $0.09 and $0.45 per share for an aggregate charge of $690,193.

During the year ended December 31, 2012, and prior to adoption of the Plan, the Company issued an aggregate of 4,183,395 shares of restricted common stock to consultants, a director, an employee and an officer for services.  The shares issued were valued at trading prices on the date of issuance between $0.07 and $0.45 per share for an aggregate charge of $457,279.  The shares issued to our officer and director are subject to certain vesting requirements.

NOTE 12 - SUBSEQUENT EVENTS

Andrew J. Einhorn:
On October 15, 2012, we entered into an offer letter with Andrew J. Einhorn, pursuant to which Mr. Einhorn agreed to serve as our Chief Financial Officer. Pursuant to the terms of his offer letter, Mr. Einhorn would serve as our Chief Financial Officer on a full-time basis and receive an annual base salary of $220,000.  Mr. Einhorn would be entitled to an annual bonus of up to 100% of his annual base salary, as determined by our board of directors in its sole discretion. We agreed to negotiate an employment agreement with Mr. Einhorn, which agreement was to provide for the issuance of 2,000,000 shares of our common stock to Mr. Einhorn. On February 6, 2013, Mr. Einhorn resigned as our Chief Financial Officer. In connection with his resignation, and to facilitate the transition to our Interim Chief Financial Officer, we entered into a consulting agreement with Mr. Einhorn, pursuant to which he was entitled to his current base salary during the term of the Consulting Agreement. The consulting agreement, which terminated on February 28, 2013, also included customary confidentiality and non-solicitation provisions.

Glen R. Fleischer:
On January 2, 2013, we entered into an employment agreement with Glen R. Fleischer pursuant to which Mr. Fleischer agreed to serve as our Chief Executive Officer and as a member of our board of directors.

Pursuant to the terms of the agreement, Mr. Fleischer will work for us on a full-time basis and will receive an annual base salary of $320,000.  Mr. Fleischer may receive an annual cash bonus in an amount up to 100% of his base salary, as may be determined by the Board in its sole discretion. In addition, Mr. Fleischer was granted 5,000,000 shares of our common stock, which shares will vest in four equal semi-annual installments commencing on July 2, 2013. The term of the agreement is three years, and the agreement will automatically renew for successive one-year periods, unless a notice of non-renewal is provided by either party at least sixty days prior to the expiration date of the term.

In the event Mr. Fleischer’s employment is terminated by  us for cause (as defined in the agreement) or as a result of death or disability, or if Mr. Fleischer terminates his employment without good reason (as defined in the agreement), Mr. Fleischer will be entitled to receive any accrued and unpaid base salary and employee benefits up to the date of termination as well as retain any shares that have previously vested.

In the event Mr. Fleischer’s employment is terminated by us for any reason other than cause, death or disability, or if Mr. Fleischer terminates his employment for good reason, he will be entitled to receive any accrued and unpaid base salary and employee benefits up to the date of termination as well as any vested shares. In addition, he will be entitled to receive his base salary for twelve months following the date of termination, a cash amount equal to the greater of (i) $50,000 and (ii) the average of all annual cash bonuses received under the agreement, and payment of all COBRA premiums for twelve months following the date of termination.

In the event Mr. Fleischer’s employment is terminated by us in connection with, or as a result of, a change of control (as defined in the agreement), or if Mr. Fleischer terminates his employment for good reason following a change in control, he will be entitled to receive any accrued and unpaid base salary and employee benefits up to the date of termination. In addition, he will be entitled to receive his base salary for twelve months following the date of termination, a cash amount equal to the greater of (i) $50,000 and (ii) the average of all annual cash bonuses received under the agreement, and payment of all COBRA premiums for twelve months following the date of termination. Furthermore, all of his unvested shares will vest as of the date of the consummation of the change in control.

The agreement contains customary non-competition and non-solicitation provisions that extend to two years after termination of Mr. Fleischer’s employment.  Mr. Fleischer also agreed to customary terms regarding confidentiality and ownership of product ideas.

Carl DeFreitas:
On February 8, 2013, we entered into an engagement agreement with DeFreitas & DelSanto, LLP.  Pursuant to the engagement agreement, Carl DeFreitas, a principal of DeFreitas and DelSanto, LLP (a public accounting firm) will work for us as interim Chief  Financial Officer and will receive $150,000 per annum.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MYOS CORPORATION

Date: March 28, 2013	By:	/s/ Glen R. Fleischer
Name: Glen R. Fleischer
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title(s)	Date

/s/ Glen R. Fleischer	Chief Executive Officer and Director	March 28, 2013
Glen R. Fleischer	(Principal Executive Officer )

/s/ Dr. Robert J. Hariri	Chairman of the Board	March 28, 2013
Dr. Robert J. Hariri

/s/ Dr. Louis Aronne	Director	March 28, 2013
Dr. Louis Aronne
/s/ Dr. Buzz Aldrin	Director	March 28, 2013
Dr. Buzz Aldrin

/s/ Dr. Peter Diamandis	Director	March 28, 2013
Dr. Peter Diamandis

/s/ Dr. Sapna Srivastava	Director	March 28, 2013
Dr. Sapna Srivastava

/s/ Carl DeFreitas	Interim Chief Financial Officer	March 28, 2013
Carl DeFreitas	(Principal Financial Officer and Principal Accounting Officer)