Form 10-Q
period 2013-03-31
MYOS Corp
filed 2013-05-14
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: March 31, 2013

or

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

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of May 14, 2013, the registrant had 111,371,282 shares of common stock outstanding.

INDEX	Page

PART 1-FINANCIAL INFORMATION	2

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	2

Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2013 and 2012 and the period from inception (April 11, 2007) to March 31, 2013	3

Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the period from inception (April 11, 2007) to March 31, 2013	4

Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2013 and 2012 and for the period from inception (April 11, 2007) to March 31, 2013	5 to 6

Notes to Consolidated Financial Statements	7 to 21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Item 4. Control and Procedures	25

PART II-OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	26

Item 4. Mine Safety Disclosures	26

Item 5. Other Information	26

Item 6. Exhibits	26

SIGNATURES	27

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash	$3,166,238	$3,979,662
Accounts receivable	159,415	201,579
Inventories	109,460	218,317
Prepaid expenses and other current assets	94,740	84,388
Total current assets	3,529,853	4,483,946

Fixed assets, net of accumulated depreciation	261,291	8,389
Intellectual property	2,000,000	2,000,000
Intangible assets	37,692	36,440

Total assets	$5,828,836	$6,528,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$237,131	$208,898
Total current liabilities	237,131	208,898

Derivatives liability	129,550	121,900

Total liabilities	366,681	330,798

Stockholders' equity
Preferred stock, $.001 par value; 25,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized;
115,258,282 shares issued and outstanding at March 31, 2013
110,033,282 shares issued and outstanding at December 31, 2012	115,258	110,033
Additional paid-in capital	16,082,797	15,733,650
Deficit accumulated during development stage	(10,735,900)	(9,645,706)

Total stockholders' equity	5,462,155	6,197,977

Total liabilities and stockholders' equity	$5,828,836	$6,528,775

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			April 11, 2007
			(Inception Date)
	Three Months Ended March 31,		to March 31,
	2013	2012	2013
Revenue	$277,374	$24,541	$1,288,576
Cost of sales	126,989	8,556	1,039,955
Gross profit	150,385	15,985	248,621

General and administrative expenses	1,242,444	439,009	9,118,609
Loss from operations	(1,092,059)	(423,024)	(8,869,988)

OTHER INCOME (EXPENSE)
Interest income	1,865	-	10,341
Interest expense	-	(23,748)	(827,020)
Value of warrants in excess of the amount of additional paid-in capital received in the related private placement of restricted common stock	-	-	(2,405,303)
Change in fair value of warrants	-	(18,079)	4,085,570
Impairment charge-intellectual property	-		(2,662,000)
Amortization of deferred financing costs	-	(34,000)	(80,000)
Gain on forgiveness of debt	-	-	12,500
	1,865	(75,827)	(1,865,912)

Net income(loss)	$(1,090,194)	$(498,851)	$(10,735,900)

Weighted average number of common shares outstanding, basic and diluted	114,767,449	71,495,865

Basic and diluted net loss per share attributable to common stockholders	$(0.01)	$(0.01)

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the period from April 11, 2007 (date of inception) to March 31, 2013
(Unaudited)

				Deficit
	Common Stock		Additional	accumulated during	Total stockholders'
	Shares	Amount $.001 par	paid-in capital	development stage	equity (deficit)
Balance at April 11, 2007	-	$-	$-	$-	$-
Common stock issued for cash at $0.0002 per share	28,000,000	28,000	(23,000)		5,000
Common stock issued for cash at $0.004 per share	21,000,000	21,000	54,000		75,000
Net loss				(60,185)	(60,185)
Balance at December 31, 2007	49,000,000	49,000	31,000	(60,185)	19,815
Net loss				(17,928)	(17,928)
Balance at December 31, 2008	49,000,000	49,000	31,000	(78,113)	1,887
Net loss				(39,308)	(39,308)
Balance at December 31, 2009	49,000,000	49,000	31,000	(117,421)	(37,421)
Net loss				(16,525)	(16,525)
Balance at December 31, 2010	49,000,000	49,000	31,000	(133,946)	(53,946)
Issuance of 7,024,000 shares of Common Stock to Peak Wellness, Inc. as part of the purchase price of intellectual property	7,024,000	7,024	3,504,976		3,512,000
Fair value of shares transferred from existing stockholder to the CEO in connection with employment agreement			1,500,000		1,500,000
Proceeds from private placements of restricted common stock	8,334,997	8,335	2,472,165		2,480,500
Offering costs			(45,000)		(45,000)
Fair value of warrants issued to private placement investors			(2,432,365)		(2,432,365)
Shares issued for services	2,055,000	2,055	688,138		690,193
Vesting of options and shares issued to directors and advisory board members			360,402		360,402
Shares issued in connection with debt	400,000	400	59,600		60,000
Net loss				(5,597,300)	(5,597,300)
Balance at December 31, 2011	66,813,997	66,814	6,138,916	(5,731,246)	474,484
Proceeds from private placements of restricted common stock	34,430,000	34,430	6,855,560		6,889,990
Offering costs			(178,800)		(178,800)
Shares issued to COO	750,000	750	(750)		-
Shares issued to employee	10,000	10	2,690		2,700
Shares issued for services	3,423,395	3,423	451,154		454,577
Shares issued in debt conversions	2,885,550	2,885	1,343,254		1,346,139
Shares issued in exchange for warrants	1,603,673	1,604	750,579		752,183
Shares issued for exercis e of warrants	116,667	117	11,550		11,667
Vesting of options and shares issued to officers, directors and advisory board members			359,497		359,497
Net loss				(3,914,460)	(3,914,460)
Balance at December 31, 2012	110,033,282	110,033	15,733,650	(9,645,706)	6,197,977
Shares issued to CEO	5,000,000	5,000	(5,000)		-
Shares issued for services	225,000	225	24,775		25,000
Vesting of options and shares issued to officers, directors and advisory board members			329,372		329,372
Net loss				(1,090,194)	(1,090,194)
Balance at March 31, 2013	115,258,282	$115,258	$16,082,797	$(10,735,900)	$5,462,155

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

			April 11, 2007
			(Inception Date)
	Three Months Ended March 31,		to March 31,
	2013	2012	2013

Cash Flows from Operating Activities

Net loss	$(1,090,194)	$(498,851)	$(10,735,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,327	212	6,776
Amortization	-	-	80,000
Stock based compensation	354,372	74,516	3,701,741
Loss on debt conversion	-	-	760,566
Impairment charges	-	-	2,662,000
Interest expense paid in stock	-	-	43,762
Derivatives charges and credits	7,650	21,439	(1,535,883)

Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	42,164	16,005	(159,415)
(Increase) decrease in inventories	108,857	8,555	(109,460)
(Increase) in deferred financing cost	-	34,000	-
(Increase) decrease in prepaid expenses and other assets	(10,352)	(46,540)	(51,921)
Increase (decrease) in accounts payable and accrued expenses	28,233	(129,507)	148,940
Net cash used in operating activities	(553,943)	(520,171)	(5,188,794)

Cash Flows from Investing Activities

Acquisition of intellectual property	-	-	(450,000)
Acquisition of fixed assets	(258,229)	(1,224)	(268,067)
Acquisition of intangible assets	(1,252)	-	(37,692)
Decrease in security deposits	-	10,000	-
Net cash used in investing activities	(259,481)	8,776	(755,759)

Cash Flows from Financing Activities

(Repayments to) advances from related parties	-	(53,139)	140,434
Note borrowings	-	-	19,500
Repayment of notes payable	-	(350,000)	(807,500)
Proceeds from (Repayments of) issuance of notes	-	-	540,000
Proceeds from issuance of stock to initial stockholders	-	-	80,000
Proceeds from exercise of warrants	-	-	11,667
Proceeds from private placement of common stock	-	1,025,000	9,350,490
Offering costs	-	-	(223,800)
Net cash provided by financing activities	-	621,861	9,110,791

Net increase/(decrease) in cash	(813,424)	110,466	3,166,238
Cash at beginning of the period	3,979,662	61,266	-
Cash at end of the period	$3,166,238	$171,732	$3,166,238

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)
(Unaudited)

			April 11, 2007
			(Inception Date)
	Three months ended March 31,		to March 31,
	2013	2012	2013
Supplemental Disclosure of Cash Flow Information:
Total Cash paid for franchise taxes	$2,150	$1,550	$5,528
Total Cash paid for Interest	$-	$-	$15,892

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Offering costs paid by stockholder	$-	$-	$25,000
Conversion of stockholder loan and interest into common stock	$-	$-	$549,487
Conversion of stockholder loan into capital-no shares issued	$-	$-	$22,256
Conversion of 8,018,330 warrants into 1,603,673 common shares	$-	$-	$766,932
Note payable-insurance financing	$-	$-	$42,500
Note issued for accounts payable	$-	$-	$7,500
Acquisition of intellectual property through note payable	$-	$-	$700,000
Financing costs through issuance of restricted common stock	$-	$-	$80,000

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization & Business Activities
MYOS Corporation, formerly known as Atlas Therapeutics Corporation (the "Company") was incorporated under the laws of the State of Nevada on April 11, 2007.  On February 25, 2011, the Company entered into an agreement to purchase certain intellectual property from Peak Wellness, Inc. (the "Acquisition").  Since the Acquisition, the Company’s business focus has been on the discovery, development and commercialization of nutritional supplements, functional foods, therapeutic products and other technologies aimed at maintaining or improving the health and performance of muscle tissue (see Note 8 – Intellectual Property Purchase Agreement).  The Company has only realized revenues of $1,288,576 through March 31, 2013 without fully implementing its plan of operations and therefore is still considered a development stage company.

Depreciation
The cost of property and equipment is depreciated over the estimated useful life of 3 to 7 years.  Depreciation is computed using the straight-line method when assets are placed in service. Leasehold improvements are amortized over the lesser of the asset's useful life or the contractual remaining lease term including expected renewals.

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

The intellectual property carrying value as of March 31, 2013 and December 31, 2012 was $2,000,000.  Management performed their quarterly review of the intellectual property and determined no impairment existed and there was no change to the carrying value for the three months ended March 31, 2013.

Revenue Recognition
The Company recognizes revenue when products are shipped and collection is reasonably assured.

Inventories
Inventory consist of the following:
	March 31,	December 31,
	2013	2012
Raw materials	$108,061	$213,848
Work in process	-	-
Finished goods	1,399	4,469
Total Inventory	$109,460	$218,317

Inventories are stated at the lower of cost or market, with cost determined on a first in, first-out basis.

Advertising
The Company charges the costs of advertising to expense as incurred. The Company incurred $147,526 and $1,000 of advertising and promotional costs for the three months ended March 31, 2013 and 2012 respectively, and $742,088 since its inception.  Pursuant to its distribution agreement with Maximum Human Performance (“MHP”), entered into on May 16, 2012, the Company has a co-operative advertising arrangement whereby the Company pays MHP a fee for each unit sold (See Note 10).

Fixed Assets
Fixed assets consist of the following:

	March 31, 2013	December 31, 2012
Furniture and fixtures	$29,350	$3,024
Computers and software	11,357	6,814
Leasehold Improvements	227,360	-
Total fixed assets	268,067	9,838
Less accumulated depreciation	(6,776)	(1,449)
Net book value of fixed assets	$261,291	$8,389

Repair and maintenance costs are expensed as incurred.  Depreciation expense was $5,327 and $212 for the three months ended March 31, 2013 and 2012, respectively.

Concentrations of Risk, Significant Distributor and Customer and Significant Supplier
The Company's maintains its bank accounts with a high credit quality financial institution and has never experienced any losses related to these bank accounts.  From December 31, 2010 through December 31, 2012, all non-interest-bearing transaction accounts were fully insured by the FDIC, regardless of the balance of the account and the ownership capacity of the funds, and interest bearing accounts were insured up to $250,000.  Beginning 2013, insurance coverage reverted back to $250,000 per depositor at each financial institution.  The Company had two noninterest-bearing checking accounts and one interest-bearing savings account which totaled $3,165,904 as of March 31, 2013.   At March 31, 2013, the Company's uninsured cash balances totaled $2,915,904.

Effective May 2012, MHP became the exclusive distributor and sole customer of the Company's MYO-X product and formula.

The Company currently relies on two overseas companies to produce the raw product for MYO-T12.  The Company has been unable to identify any other supplier or suppliers of the raw product.

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

Equity-based compensation expense for awards to employees and non-employees recognized was $354,372 and $74,516 for the three month periods ended March 31, 2013 and 2012, respectively.

Comprehensive Loss
The Company had no items of other comprehensive income or expense for the three month periods ended March 31, 2013 and 2012.  Accordingly, the Company's comprehensive loss and net loss are the same for all periods presented.

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

Fair Value Measurement
The Company adopted the provisions of ASC 820 “Fair Value Measurements and Disclosures” on January 1, 2009.  ASC 820 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy.  It does not require any new fair value measurements.  It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments.

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

The Company adopted the provisions of ASC 825, “The Fair Value Option for Financial Assets and Liabilities”, on January 1, 2009.  ASC 825 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”).  Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable.  At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected are reported as a cumulative adjustment to beginning retained earnings.

Our intangible assets are valued and tested for impairment using Level 3 inputs (see Note 8).  In the process of the valuation of the intangible asset, we determined that the carrying cost exceeded the fair value at December 31, 2011 and we recorded an impairment charge and adjusted the balance of the asset to reflect the fair value.  There were no impairment charges for any subsequent periods.

Basic and Diluted Income (Loss) per Share
In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At March 31, 2013 and 2012, the Company’s stock equivalents were anti-dilutive and excluded in the diluted loss per share computation.  The aggregate number of potentially dilutive warrants and options outstanding at March 31, 2013 and 2012 were 9,956,000 and 9,534,997, respectively.

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

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company's financial statements.  For the three months ended March 31, 2013 and 2012, the Company did not recognize any interest or penalty expense related to income taxes.  The Company files income tax returns in the U.S. federal jurisdiction and states in which it does business.

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

The Company received aggregate gross proceeds of $9,350,490 from the private placements as follows:

Date	Shares	Gross Proceeds	Related Warrant Liability at Inception	Related Warrant Liability at March 31, 2013
February 25, 2011	4,766,666	$1,430,000	$2,350,251	$-
May 31, 2011	1,409,999	423,000	1,186,859	-
June 27, 2011	1,874,999	562,500	1,243,838	-
July 12, 2011	83,333	25,000	57,742	-
December 2, 2011	200,000	40,000	-	-
February 10, 2012	3,250,000	325,000	-	-
February 14, 2012	4,000,000	400,000	-	-
March 7, 2012	1,000,000	100,000	-	-
March 15, 2012	1,750,000	175,000	-	-
March 22, 2012	250,000	25,000	-	-
April 9, 2012	1,000,000	100,000	-	-
April 24, 2012	* 200,000	-	-	-
June 28, 2012	2,400,000	600,000	-	-
July 6, 2012	20,580,000	5,144,990	-	-
	42,764,997	$9,350,490	$4,838,690	$-

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

NOTE 4 - ADVANCES, ACCOUNTS PAYABLE AND ACCRUED EXPENSES -  RELATED PARTIES

The aggregate balance due to all related parties for advances, accounts payable and accrued expenses was $7,810 and $NIL as of March 31, 2013 and December 31, 2012, respectively.

NOTE 5 - NOTES AND LOANS PAYABLE

Convertible Notes Payable
On November 29, 2011, the Company received aggregate proceeds of $400,000 from two individuals ($150,000 of which was from a director of the Company) on notes payable bearing interest at 18%, due on May 29, 2012 and convertible into common stock at the rate of $0.20 per share or an adjusted lower rate determined by reference to a subsequent qualified financing.  As additional consideration, the note holders were issued an aggregate of 400,000 shares of common stock valued at $0.15 per share for an aggregate of $60,000.  The value of the shares issued were recorded as deferred financing costs and were amortized over the 6 month term of the notes.  The unamortized balances were $NIL and $NIL at March 31, 2013 and December 31, 2012, respectively.  Related amortization expense was $NIL and $34,000 for the three months ended March 31, 2013 and 2012, respectively.

On June 28, 2012, the aggregate principal of $400,000 and the accrued interest of $41,800 on the notes were converted into 2,209,000 shares of restricted common stock at $0.20 per share, the value of which exceeded the principal and accrued interest by $618,520 on the conversion date.  The amounts recorded as interest expense for the three months ended March 31, 2013 and 2012 was $NIL and $18,000, respectively.

Notes Payable to Director
A director loaned the Company $99,500, of which $60,000 was advanced on September 29, 2011 and was evidenced by an unsecured note payable which was due on October 29, 2011 bearing interest at 3%; $10,000 was advanced in October 2011; $10,000 was advanced in December 2011 for direct payment to a vendor and $19,500 of which was advanced in January 2012 for direct payments to vendors.  On June 28, 2012, the principal plus accrued interest on the loans and advances of $1,961 (aggregate of $101,461) were converted into 507,306 shares of common stock at $0.20 per share, the value of which exceeded the principal and accrued interest by $142,046 on the conversion date.  This amount was recorded as interest expense in the second quarter of 2012. The amounts recorded as interest expense for the three months ended March 31, 2013 and 2012 was $NIL and $450, respectively.

Note Payable to Shareholders
On June 15, 2012, a stockholder loaned the Company $65,000, payable on July 15, 2012 without interest.  The loan was repaid in July 2012.

On May 20, 2010, the Company issued a note for $7,500 bearing interest at 5% in exchange for a shareholder's payment of $7,500 on an open account payable balance.  The note was due and payable upon demand.  On September 20, 2012, the aggregate principal and accrued interest  were converted into 30,000 shares of restricted common stock.  The principal balance of the note was $NIL and $NIL at March 31, 2013 and December 31, 2012, respectively.  Accrued interest payable on this note was $NIL and $NIL as of March 31, 2013 and December 31, 2012, respectively.  The amounts recorded as interest expense for the three months ended March 31, 2013 and 2012 was $NIL and $188, respectively.

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

NOTE 7 - WARRANTS, OPTIONS, EQUITY INCENTIVE PLAN AND STOCK ISSUANCES

Warrants
During the year ended December 31, 2011, the Company issued a total of 8,284,997 warrants to purchase restricted common stock.  Of those warrants, 8,134,997 were issued to private placement investors and included down round full ratchet anti-dilution provisions requiring periodic repricing if shares are later offered at lower prices.  In June 2012 holders of 7,529,999 warrants received 1,506,004 shares of restricted common stock in exchange for those warrants.  In September 2012, holders of 488,331 warrants received 97,669 shares of restricted common stock in exchange for such warrants and a holder of 116,667 warrants exercised such warrants at $0.10/share and received 116,667 shares of restricted common stock. During the year ended December 31, 2012, no warrants were issued.

The following table summarizes the total warrants issued to private placement investors and consultants.    During the three months ended March 31, 2013, no warrants were issued.  Derivative charges were $7,650 and $21,439 for the three months ended March 31, 2013 and 2012, respectively. The number of warrants outstanding as of March 31, 2013 is 150,000.

Grant Date	Number of Warrants Issued	Number of Warrants Exchanged or Exercised	Number of Warrants Outstanding as of March 31, 2013	Exercise Price Original/Repriced	Expiration Term in Years
February 25, 2011 (A)	4,766,666	4,766,666	-	$0.60 /$0.10	-
May 31, 2011 (A)	1,409,999	1,409,999	-	$0.60/$0.10	-
June 27, 2011 (A)	1,874,999	1,874,999	-	$0.60/$0.10	-
June 27, 2011 (B)	100,000	-	100,000	$1.00	.24
July 12, 2011 (A)	83,333	83,333	-	$0.60/$0.10	-
December 23, 2011 (B)	50,000	-	50,000	$1.00	.74

(A) Private placement warrants (these warrants were subject to down round full ratchet anti dilution provisions and the exercise price was adjusted to $0.10 per share in February 2012)
(B) Sponsorship agreement, including put option - see Note 10

Activity in warrants for the year ended December 31, 2012 and the three months ended March 31, 2013 is summarized as follows:

	Shares Under Warrants	Weighted Average Exercise Price Original/Repriced
Balance at January 1, 2012	8,284,997	$0.61/$0.10
Warrants granted	-
Warrants exercised	(116,667)
Warrants cancelled/exchanged/expired	(8,018,330)
Balance at December 31, 2012	150,000	$1.00
Warrants granted	-
Warrants exercised	-
Warrants cancelled/exchanged/expired	-
Balance at March 31, 2013	150,000	$1.00

The following table summarizes information about warrants outstanding and exercisable at March 31, 2013.  As all warrants currently outstanding are fully and immediately vested at issuance, the information for both outstanding and exercisable are identical.

Warrants Outstanding and Exercisable
Range of Exercise Price	Warrants Outstanding and Exercisable	Weighted Average Remaining Contractual Life
$1.00	150,000	.40

The following table summarizes the assumptions used to value the warrants using the Black-Scholes option pricing model:

Grant Date		Number of Warrants Issued/ Outstanding	Stock Price on Measurement Date	Exercise Price	Expected Term	Expected Volatility	Dividend Yield	Risk Free Rate
(A)	02/25/11	4,766,666	$0.50	$0.60	3.00	285.20%	0.00%	1.48%
(A)	05/31/11	1,409,999	$0.85	$0.60	3.00	208.89%	0.00%	0.79%
(A)	06/27/11	1,874,999	$0.67	$0.60	3.00	295.31%	0.00%	0.64%
(A)	07/12/11	83,333	$0.70	$0.60	3.00	278.00%	0.00%	0.42%
(B)	06/27/11	100,000	$0.67	$1.00	2.00	213.59%	0.00%	0.41%
(B)	12/23/11	50,000	$0.09	$1.00	2.00	209.00%	0.00%	0.28%

(A) Private placement warrants
(B) Sponsorship agreement, including put option - see Note 10

Options
The Company has issued an aggregate of 1,500,000 options to purchase restricted common stock to certain directors and scientific advisory board members (see Note 10) prior to the adoption of the 2012 Equity Incentive Plan (the “Plan”).  For options issued under the Equity Incentive Plan, see “Equity Incentive Plan” below.

Activity in stock options for each of the year ended December 31, 2012 and the three months ended March 31, 2013 is summarized as follows:

	Shares Under Options	Weighted Average Exercise Price
Balance at January 1, 2012	1,250,000	$0.61
Options granted	250,000	$0.14
Options exercised	-
Options cancelled/expired	-
Balance at December 31, 2012	1,500,000	$0.53
Options granted	-
Options exercised	-
Options cancelled/expired	-
Balance at March 31, 2013	1,500,000	$0.53

At March 31, 2013, the weighted-average remaining term of the options was 8.51 years.  As of March 31, 2013, the aggregate intrinsic value of outstanding and exercisable options was $NIL.  The aggregate intrinsic value was calculated by multiplying the number of outstanding and exercisable options by the amount by which the market price for our common stock at March 31, 2013 exceeded the exercise price for each option.  The market price for our common stock at March 31, 2013 was $0.14.  The aggregate unvested cost of the options at March 31, 2013 was $182,778.

As of March 31, 2013, 833,333 have vested and 666,667 remain unvested. The vesting terms range from 3 to 4 years and the vested options have a weighted average remaining term of 8.40 years and a weighted average exercise price of $0.56 per share.

The following table summarizes the assumptions used to value the director/advisory board options using the Black-Scholes option pricing model:

Grant Date	Number of Options	Stock Price on Measurement Date	Exercise Price	Expected Term	Expected Volatility	Dividend Yield	Risk Free Rate
07/14/11	750,000	$0.64	$0.64	10.00	287.00%	0.00%	2.98%
07/26/11	250,000	$0.69	$0.69	10.00	285.00%	0.00%	2.99%
08/15/11	250,000	$0.45	$0.45	10.00	284.00%	0.00%	2.29%
05/24/12	250,000	$0.14	$0.14	10.00	187.00%	0.00%	1.77%

The following table summarizes information about the options outstanding and exercisable at March 31, 2013 by the directors and scientific advisory board members.

Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Range of Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life
$0.64	750,000	8.29	$0.64	416,666	8.29
$0.69	250,000	8.32	$0.69	166,666	8.32
$0.45	250,000	8.38	$0.45	166,666	8.38
$0.14	250,000	9.15	$0.14	83,333	9.15

Equity Incentive Plan
On September 24, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan (the "Plan"), which was adopted by stockholders on November 20, 2012.  The Company has reserved 10,000,000 shares of common stock under the Plan.  As of March 31, 2013, options to purchase 8,306,000 shares of the Company's stock have been granted under the Plan.  The Company believes that such awards better align the interests of its employees and directors with those of its shareholders.

Issued to	Number of Options	Range of Exercise Price	Expiration Term in Years
Employee	2,000	$0.20	10
Consultants	702,000	$0.20 to 0.25	10
Officers	1,102,000	$0.20 to 0.25	10
Directors	6,250,000	$0.20 to 0.35	10
Scientific Advisory Board	250,000	$0.25	10
Total	8,306,000

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

The following table summarizes the assumptions used to value the director/advisory board options using the Black-Scholes option pricing model:

Grant Date	Number of Options	Stock Price on Measurement Date	Exercise Price	Expected Term	Expected Volatility	Dividend Yield	Risk Free Rate
11/20/12	6,000	$0.20	$0.20	10.00	166.00%	0.00%	1.66%
01/01/13	150,00	$0.19	$0.22	10.00	164.00%	0.00%	2.00%
01/07/13	350,000	$0.20	$0.20	10.00	166.00%	0.00%	1.92%
01/07/13	2,000,000	$0.20	$0.25	10.00	166.00%	0.00%	1.92%
02/07/13	5,000,000	$0.20	$0.35	10.00	164.00%	0.00%	1.99%
02/07/13	450,000	$0.20	$0.25	10.00	164.00%	0.00%	1.99%
02/08/13	250,000	$0.19	$0.20	10.00	164.00%	0.00%	2.00%
02/28/13	100,000	$0.20	$0.25	10.00	158.00%	0.00%	1.89%

A summary of the option activity under the Plan during 2012 and during the three month period ended March 31, 2013, is presented below:

	Shares Under Options	Weighted Average Exercise Price
Balance at January 1, 2012	-
Options granted	8,000	$0.20
Options exercised	-
Options cancelled/expired	-
Balance at December 31, 2012	8,000	$0.20
Options granted	8,300,000	$0.31
Options exercised	-
Options cancelled/expired	(2,000)	$0.20
Balance at March 31, 2013	8,306,000	$0.31

At March 31, 2013, the weighted-average remaining term of the options was 9.84 years.  As of March 31, 2013, the aggregate intrinsic value of outstanding and exercisable options was $NIL.  The aggregate intrinsic value was calculated by multiplying the number of outstanding and exercisable options by the amount by which the market price for our common stock at March 31, 2013 exceeded the exercise price for each option.  The market price for our common stock at March 31, 2013 was $0.14.  The aggregate unvested cost of the options at March 31, 2013 was $1,371,562.

The following table summarizes information about options outstanding and exercisable at March 31, 2013 that were granted under the Plan.

Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Range of Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life
$0.20	606,000	9.81	$0.20	159,333	9.82
$0.22	150,000	9.78	$0.22	-	-
$0.25	2,550,000	9.80	$0.25	333,332	9.78
$0.35	5,000,000	9.86	$0.35	-	-

As of March 31, 2013, 492,665 have vested and 7,813,335 remain unvested.  The vesting terms range from zero to 5 years and the vested options have a weighted average remaining term of 9.79 years and a weighted average exercise price of $0.23 per share.

Stock Issuances
During the year ended December 31, 2012, the Company issued an aggregate of 4,183,395 shares of restricted common stock to consultants, a director, an employee and an officer for services provided to the Company.  The shares issued were valued at trading prices on the date of issuance between $0.07 and $0.45 per share for an aggregate charge of $457,279.  The shares issued to our officer and director are subject to certain vesting requirements.

During the three months ended March 31, 2013, 225,000 shares of restricted common stock were issued to a director and consultant.  All such shares were valued at trading prices on the date of issuance between $0.19 and $0.20 per share for an aggregate charge of $29,117.  Additionally, during the quarter, the Company issued 5,000,000 shares to an officer which were subsequently cancelled in April 2013, effective with his resignation (see Note 11).

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

The intellectual property carrying value as of March 31, 2013 and December 31, 2012 was $2,000,000.  Management performed their annual and quarterly review of the intellectual property and determined no impairment existed and there was no change to the carrying value for the year ended December 31, 2012 and the three months ended March 31, 2013, respectively.

NOTE 9 - INCOME TAXES

Income tax expense for the three months ended March 31, 2013 and 2012 is shown as follows:

Three months ended March 31,	2013	2012
Current	$800	$1,550
Deferred	-	-
Total	$800	$1,550

The effects of temporary differences between the financial reporting and income tax bases of assets and liabilities which give rise to the deferred tax assets and liabilities are presented below:

	March 31, 2013	December 31, 2012
Deferred tax assets:
Goodwill	$644,237	$672,348
Net operating losses	2,465,211	2,133,004
Other	1,542	1,542
Total deferred tax assets	3,110,990	2,806,894
Valuation allowance	(3,106,838)	(2,804,632)
Total net deferred tax assets	4,152	2,262

Deferred tax liabilities:
Depreciation	(4,152)	(2,262)
Total deferred tax liabilities	(4,152)	(2,262)
Net deferred tax asset	$-	$-

The valuation allowance for the deferred tax asset increased by $302,206 for the three months ended March 31, 2013.

The Company has net operating losses amounting to approximately $6,291,000 that expire in various periods through 2032.  The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules.  Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, the current global economic crisis imposes additional profitability risks that are beyond the Company’s control.  Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

The Company has no uncertain income tax positions.

The tax years ended December 31, 2007 through 2012 are open for examination by federal and state taxing authorities.

The statutory federal income tax rate and the effective rate are reconciled as follows:

	March 31, 2013	March 31, 2012
Statutory federal income tax rate	34.00%	34.00%
State taxes, net of federal tax benefit	5.94%	5.94%
Valuation allowance	(39.94)%	(39.94)%
Net deferred tax asset	-%	-%

NOTE 10 - COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS

Distribution Agreement
On May 16, 2012, the Company entered into a distribution agreement (the "Agreement") with MHP, a company engaged in the development, marketing and distribution of nutritional and other therapies for the consumer.  Pursuant to the Agreement, MHP will, on an exclusive basis, provide marketing, sales and distribution of MYO-T12, to be sold under the brand name MYO-X, in retail and other outlets.  MHP agreed to pay the Company $195,301 upon the execution of the Agreement, with such amount credited against inventory purchases.  The Agreement also provides, upon termination of MHP's exclusivity rights, additional supply and payment rights to MHP (including a per-unit royalty in the low single digits).  The term of the Agreement is one year, with an effective date for exclusivity beginning on September 29, 2012.  In the event MHP achieves certain sales targets for MYO-X, the exclusivity provisions of the Agreement will be extended for an additional one or two years.  The Agreement further provides for a co-operative advertising arrangement with MHP, whereby the Company is required to pay MHP a fee for each unit of MYO-X sold.

Operating Lease
The Company leases its corporate offices under an operating lease expiring in July 2017.  The Company has two options to renew such lease for a term of three years each with annual rent increases of 3%.

The future minimum lease payments under the non-cancelable operating lease in excess of one year at March 31, 2013 is as follows:

Year Ending December 31,	Amount
2013	$27,649
2014	59,434
2015	65,095
2016	67,163
2017	39,623
Total	$258,964

Rent expense for the three months ended March 31, 2013 and 2012 was $15,431 and $12,861, respectively.

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

Pursuant to the terms of the agreement, Mr. Fleischer would work for us on a full-time basis and receive an annual base salary of $320,000.  Mr. Fleischer was also entitled to an annual cash bonus in an amount up to 100% of his base salary, as determined by our board of directors in its sole discretion. In addition, Mr. Fleischer was granted 5,000,000 shares of our common stock, which shares were to vest in four equal semi-annual installments commencing on July 2, 2013. The term of the agreement was three years, and the agreement was to automatically renew for successive one-year periods, unless a notice of non-renewal was provided by either party at least sixty days prior to the expiration date of the term.  On April 25, 2013, Mr. Fleischer resigned as our Chief Executive Officer and as a member of our board of directors.

Peter A. Levy:
On February 8, 2013, we entered into an amended and restated employment agreement with Peter Levy to continue to serve as our Chief Operating Officer and Executive Vice President. The agreement replaced Mr. Levy’s existing employment agreement dated February 10, 2012.  Pursuant to the terms of the agreement, Mr. Levy will continue to work as Chief Operating Officer and Executive Vice President on a full-time basis and receive an annual base salary of $200,000.    Mr. Levy may receive an annual cash bonus in an amount up to 100% of his base salary, as may be determined by the Board in its sole discretion. The 500,000 shares of common stock previously granted to Mr. Levy will vest in four equal semi-annual installments commencing on August 10, 2012. The term of the agreement is three years, and the agreement will automatically renew for successive one-year periods, unless a notice of non-renewal is provided by either party at least sixty days prior to the expiration date of the term.

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

On April 21, 2013, Mr. Levy was appointed to the additional position of President of the Company and in such capacity will serve as the Company's Principal Executive Officer.

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

Dr. Sapna Srivastava:
On February 6, 2013, the Company entered into an agreement with Dr. Sapna Srivastava to serve as a member of the Board of Directors.  The director agreement provides for the issuance of 100,000 shares of restricted common stock, vesting in five equal annual installments (the first installment of which vested immediately) and an option to purchase 250,000 shares of common stock, issued under the Plan, at an exercise price of $0.20 for 10 years vesting over a period of 3 years. The options are subject to the terms and provision of the Plan.

NOTE 11 - SUBSEQUENT EVENTS

Glen R. Fleischer:
On April 25, 2013, Mr. Fleischer resigned as our Chief Executive Officer and as a member of the Board of Directors.  In connection with his resignation, Mr. Fleischer entered into a separation agreement and general release with the Company, which includes mutual release and customary confidentiality, non-competition and non-solicitation provisions.  Additionally, the terms of this agreement provide for Mr. Fleischer to be paid his current annual base salary through April 19, 2013, five accrued but unused vacation days, all reasonable out-of-pocket business expenses, and the return to the Company of the 5,000,000 shares of our common stock previously issued to him.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on  Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2012.

Certain statements in this section contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained in this report and not clearly historical in nature are forward-looking, and the words “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) generally are intended to identify forward-looking statements.  Any statements in this report that are not historical facts are forward-looking statements. Actual results may differ materially from those projected or implied in any forward-looking statements. Such statements involve risks and uncertainties, including but not limited to those relating to product and customer demand, market acceptance of our products, the ability to create new products, the ability to achieve a sustainable profitable business, the effect of economic conditions, the ability to protect our intellectual property rights, competition from other providers and products, risks in product development, our ability to raise capital to fund continuing operations, and other factors discussed from time to time in the Company's Securities and Exchange Commission filings. The Company undertakes no obligation to update or revise any forward-looking statement for events or circumstances after the date on which such statement is made except as required by law.

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

Plan of Operation

We are focused on the discovery, development and commercialization of nutritional supplements, functional foods, therapeutic products and other technologies aimed at maintaining or improving the health and performance of muscle tissue.  Our initial core product is MYO-T12, a natural, temporary myostatin-inhibiting product. The vast majority of our sales are through our exclusive sales agreement with MHP (the "Agreement" - see note 10).  Our plan of action over the next twelve months is to: (i) deepen the scientific understanding of the activity of MYO-T12, specifically as a natural and temporary modulator of the regulatory peptide myostatin, and to leverage this knowledge to strengthen and build our intellectual property, (ii) conduct research and development activities to evaluate myostatin modulation in a range of both wellness and disease states, (iii) identify other products and technologies which may broaden our portfolio and define a business development strategy to protect, enhance and accelerate the growth of our products, (iv) reduce the cost of manufacturing through process improvement, (v) identify contract manufacturing resources that can fully meet our future growth requirements, (vi) develop a differentiated and advantaged consumer positioning, brand name and iconography, and (vi) create a sales and marketing capability through alliances to maximize near-term and future revenues. We believe that existing wellness and therapeutic targets, such as myostatin, represent a rational entry point for additional drug discovery efforts and are evaluating a separate, concurrent objective in this area.

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

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

For the three months ended March 31, 2013, the Company generated gross revenues of $313,520 ($277,374 net of rebates) compared to gross revenues of $24,541 ($NIL rebates) for the three months ended March 31, 2012.  The increase in revenues during the three months ended March 31, 2013 includes $312,880 of gross sales to MHP with whom the Company did not have a relationship during the three months ended March 31,  2012.  The Company sold 7,838 cans (300 grams/can) of its product during the three months ended March 31, 2013 compared to sales of 364 cans (300 grams/can) of its product during the three months ended March 31, 2012.  Gross profit for the three months ended March 31, 2013 was $150,385 compared to $15,985 for the three months ended March 31, 2012.  General and administrative expenses for the three months ended March 31, 2013 was  $1,242,444, compared to $439,009 of general and administrative expenses for the three months ended March 31, 2012, mostly due to higher advertising, salary, consulting and research and development costs.   The net loss for the three months ended March 31, 2013 was $1,090,194 compared to a net loss of $498,851 for the three months ended March 31, 2012.

Upon completion of our quarterly impairment testing for indefinite lived intangible assets after the first quarter of 2013, we determined that the carrying values of the intellectual property intangible assets did not exceed its fair value. As a result, no impairment existed and there was no change to the carrying amount of intellectual property for the three months ended March 31, 2013.

April 11, 2007 (Date of Inception) to March 31, 2013

In the period from April 11, 2007 (inception) to March 31, 2013, we generated revenues of $1,288,576 (including revenues to MHP of $1,170,240) while incurring $9,118,609 in general and administrative expenses. The cumulative net loss since inception is $10,735,900 including net non-cash derivatives valuation adjustments of $1,680,267 and intellectual property impairment charges of $2,662,000.  Upon completion of our annual impairment testing for indefinite-lived intangible assets after the fourth quarter of 2011, we determined that the carrying values of the intellectual property intangible assets exceeded its fair value and we recorded noncash impairment charges totaling $2,662,000, reducing the carrying value of the asset to its fair value of $2,000,000. Such revaluation did not affect our cash flow.

Liquidity and Capital Resources

As of March 31, 2013, we had cash of $3,166,238 and $5,828,836 in total assets (which includes $2,037,692 of intangible assets).  For the three months ended March 31, 2013, we used cash of $553,943 for operating activities.   We believe will have sufficient funds for operations, inventory procurement and product development through March 31, 2014.

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

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-Q.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013.  Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act for the quarter ended March 31, 2013 was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.  Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this report, except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6.  EXHIBITS

No.	Description
10.1
Employment Agreement, dated as of January 2, 2013, by and between Glen R. Fleischer and MYOS Corporation (incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K, filed on January 8, 2013)

10.2
Amended and Restated Employment Agreement, dated as of February 8, 2013, by and between Peter Levy and the Company (incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K, filed on February 11, 2013)

10.3	Engagement Agreement, dated as of February 8, 2013, by and between DeFreitas and DelSanto, LLP and MYOS Corporation (filed herewith)
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

MYOS CORPORATION

Date: May 14, 2013	By: /s/ Carl DeFreitas
Name: Carl DeFreitas
Title: Chief Financial Officer