Form 10-Q
period 2013-06-30
MYOS Corp
filed 2013-08-13
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

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

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

As of August 7, 2013, the registrant had 111,371,282 shares of common stock outstanding.

INDEX	Page

PART 1-FINANCIAL INFORMATION	2

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	2

Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2013 and 2012 and the period from inception (April 11, 2007) to June 30, 2013	3

Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the period from inception (April 11, 2007) to June 30, 2013	4

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2013 and 2012 and for the period from inception (April 11, 2007) to June 30, 2013	5 to 6

Notes to Consolidated Financial Statements	7 to 21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Item 4. Control and Procedures	25

PART II-OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	26

Item 4. Mine Safety Disclosures	26

Item 5. Other Information	26

Item 6. Exhibits	26

SIGNATURES	27

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash	$2,599,217	$3,979,662
Accounts receivable	232,239	201,579
Inventories	13,934	218,317
Prepaid expenses and other current assets	208,431	84,388
Total current assets	3,053,821	4,483,946

Fixed assets, net of accumulated depreciation	329,175	8,389
Intellectual property	2,000,000	2,000,000
Intangible assets	37,967	36,440

Total assets	$5,420,963	$6,528,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$447,223	$208,898
Total current liabilities	447,223	208,898

Derivatives liability	40,900	121,900

Total liabilities	488,123	330,798

Stockholders' equity
Preferred stock, $.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized; 111,371,282 shares issued and outstanding at June 30, 2013 110,033,282 shares issued and outstanding at December 31, 2012	111,371	110,033
Additional paid-in capital	16,540,909	15,733,650
Deficit accumulated during development stage	(11,719,440)	(9,645,706)

Total stockholders' equity	4,932,840	6,197,977

Total liabilities and stockholders' equity	$5,420,963	$6,528,775

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					April 11, 2007
					(Inception Date)
	Three Months Ended June 30,		Six Months Ended June 30,		to June 30,
	2013	2012	2013	2012	2013
Revenue	$715,339	$343,889	$992,713	$368,429	$2,003,915
Cost of sales	317,768	292,851	444,757	301,407	1,357,723
Gross profit	397,571	51,038	547,956	67,022	646,192

General and administrative expenses	1,382,368	593,998	2,624,812	1,033,007	10,500,977
Loss from operations	(984,797)	(542,960)	(2,076,856)	(965,985)	(9,854,785)

OTHER INCOME (EXPENSE)
Interest income	1,257	-	3,122	-	11,598
Interest expense	-	(778,761)		(802,508)	(827,020)
Value of warrants in excess of the amount of additional paid-in capital received in the related private placement of restricted common stock	-	-	-	-	(2,405,303)
Change in fair value of warrants	-	(227,685)	-	(245,764)	4,085,570
Impairment charge - intellectual property	-	-	-	-	(2,662,000)
Amortization of deferred financing costs	-	(35,451)	-	(69,451)	(80,000)
Gain on forgiveness of debt	-	-	-	-	12,500
	1,257	(1,041,897)	3,122	(1,117,723)	(1,864,655)

Net income (loss)	$(983,540)	$(1,584,857)	$(2,073,734)	$(2,083,708)	$(11,719,440)

Weighted average number of common shares outstanding, basic and diluted	110,593,153	79,944,399	110,375,952	75,720,132

Basic and diluted net loss per share attributable to common stockholders	$(0.01)	$(0.02)	$(0.02)	$(0.03)

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the period from April 11, 2007 (date of inception) to June 30, 2013
(Unaudited)

	Shares	Amount $.001 par	Additional paid-in capital	Deficit accumulated during development stage	Total stockholders' equity (deficit)
Balance at April 11, 2007	-	$-	$-	$-	$-
Common stock issued for cash at $0.0002 per share	28,000,000	28,000	(23,000)		5,000
Common stock issued for cash at $0.004 per share	21,000,000	21,000	54,000		75,000
Net loss				(60,185)	(60,185)
Balance at December 31, 2007	49,000,000	49,000	31,000	(60,185)	19,815
Net loss				(17,928)	(17,928)
Balance at December 31, 2008	49,000,000	49,000	31,000	(78,113)	1,887
Net loss				(39,308)	(39,308)
Balance at December 31, 2009	49,000,000	49,000	31,000	(117,421)	(37,421)
Net loss				(16,525)	(16,525)
Balance at December 31, 2010	49,000,000	49,000	31,000	(133,946)	(53,946)
Issuance of 7,024,000 shares of Common Stock to Peak Wellness, Inc. as part of the purchase price of intellectual property	7,024,000	7,024	3,504,976		3,512,000
Fair value of shares transferred from existing stockholder to the CEO in connection with employment agreement			1,500,000		1,500,000
Proceeds from private placements of restricted common stock	8,334,997	8,335	2,472,165		2,480,500
Offering costs			(45,000)		(45,000)
Fair value of warrants issued to private placement investors			(2,432,365)		(2,432,365)
Shares issued for services	2,055,000	2,055	688,138		690,193
Vesting of options and shares issued to directors and advisory board members			360,402		360,402
Shares issued in connection with debt	400,000	400	59,600		60,000
Net loss				(5,597,300)	(5,597,300)
Balance at December 31, 2011	66,813,997	66,814	6,138,916	(5,731,246)	474,484
Proceeds from private placements of restricted common stock	34,430,000	34,430	6,855,560		6,889,990
Offering costs			(178,800)		(178,800)
Shares issued to COO	750,000	750	(750)		-
Shares issued to employee	10,000	10	2,690		2,700
Shares issued for services	3,423,395	3,423	451,154		454,577
Shares issued in debt conversions	2,885,550	2,885	1,343,254		1,346,139
Shares issued in exchange for warrants	1,603,673	1,604	750,579		752,183
Shares issued for exercise of warrants	116,667	117	11,550		11,667
Vesting of options and shares issued to officers, directors and advisory board members			359,497		359,497
Net loss				(3,914,460)	(3,914,460)
Balance at December 31, 2012	10,033,282	110,033	15,733,650	(9,645,706)	6,197,977
Shares issued for services	1,338,000	1,338	177,482		178,820
Vesting of options and shares issued to officers, directors, advisory board member, consultants and employees			629,777		629,777
Net loss				(2,073,734)	(2,073,734)
Balance at June 30, 2013	111,371,282	$111,371	$16,540,909	$(11,719,440)	$4,932,840

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

			April 11, 2007
			(Inception Date)
	Six Months Ended June 30,		to June 30,
	2013	2012	2013

Cash Flows from Operating Activities

Net loss	$(2,073,734)	$(2,083,708)	$(11,719,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,228	452	15,677
Amortization	-	-	80,000
Stock based compensation	719,088	380,666	4,066,457
Loss on debt conversion	-	883,827	760,566
Impairment charges	-	-	2,662,000
Interest expense paid in stock	-	-	43,762
Derivatives charges and credits	19,000	225,964	(1,524,533)

Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(30,660)	15,170	(232,239)
(Increase) decrease in inventories	204,383	89,704	(13,934)
(Increase) in deferred financing cost	-	49,451	-
(Increase) decrease in prepaid expenses and other assets	(34,535)	81,838	(76,104)
Increase (decrease) in accounts payable and accrued expenses	138,325	(353,723)	259,032
Net cash used in operating activities	(1,043,905)	(710,359)	(5,678,756)

Cash Flows from Investing Activities

Acquisition of intellectual property	-	-	(450,000)
Acquisition of fixed assets	(335,013)	(2,044)	(344,851)
Acquisition of intangible assets	(1,527)	-	(37,967)
Decrease in security deposits	-	10,000	-
Net cash used in investing activities	(336,540)	7,956	(832,818)

Cash Flows from Financing Activities

(Repayments to) advances from related parties	-	(227,023)	140,434
Note borrowings	-	65,000	19,500
Repayment of notes payable	-	(350,000)	(807,500)
Proceeds from (Repayments of) issuance of notes	-	-	540,000
Proceeds from issuance of stock to initial stockholders	-	-	80,000
Proceeds from exercise of warrants	-	-	11,667
Proceeds from private placement of common stock	-	1,725,000	9,350,490
Offering costs	-	-	(223,800)
Net cash provided by financing activities	-	1,212,977	9,110,791

Net increase/(decrease) in cash	(1,380,445)	510,574	2,599,217
Cash at beginning of the period	3,979,662	61,266	-
Cash at end of the period	$2,599,217	$571,840	$2,599,217

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)
(Unaudited)

			April 11, 2007
			(Inception Date)
	Six months ended June 30,		to June 30,
	2013	2012	2013
Supplemental Disclosure of Cash Flow Information:
Total Cash paid for franchise taxes	$2,150	$1,550	$5,528
Total Cash paid for Interest	$-	$-	$15,892

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Offering costs paid by stockholder	$-	$-	$25,000
Conversion of stockholder loan and interest into common stock	$-	$443,761	$549,487
Conversion of stockholder loan into capital - no shares issued	$-	$-	$22,256
Conversion of 488,331 warrants into 97,669 common shares	$-	$-	$44,050
Conversion of 7,529,999 warrants into 1,506,004 common shares	$-	$722,882	$722,882
Note payable - insurance financing	$-	$-	$42,500
Note issued for accounts payable	$-	$-	$7,500
Acquisition of intellectual property through note payable	$-	$-	$700,000
Financing costs through issuance of restricted common stock	$-	$20,000	$80,000

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization & Business Activities
MYOS Corporation, formerly known as Atlas Therapeutics Corporation (the "Company") was incorporated under the laws of the State of Nevada on April 11, 2007.  On February 25, 2011, the Company entered into an agreement to purchase certain intellectual property from Peak Wellness, Inc. (the "Acquisition") (see Note 8 - Intellectual Property Purchase Agreement). Since the Acquisition, the Company’s business focus has been on the discovery, development and commercialization of nutritional supplements, functional foods, therapeutic products and other technologies aimed at maintaining or improving the health and performance of muscle tissue.  The Company has only realized revenues of $2,003,915 through June 30, 2013 without fully implementing its plan of operations and therefore is still considered a development stage company.

Depreciation
The cost of property and equipment is depreciated over the estimated useful life of 3 to 7 years.  Depreciation is computed using the straight-line method when assets are placed in service. Leasehold improvements are amortized over the lesser of the asset's useful life or the contractual remaining lease term including expected renewals.

Basis of Accounting and Principles of Consolidation
The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiary, Atlas Acquisition Corp. (formed on February 23, 2011 to facilitate the purchase of the intellectual property discussed in Note 8 - Intellectual Property Purchase Agreement).  All material intercompany balances and transactions have been eliminated.  These financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

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

The Company's policy is to evaluate indefinite-lived intangible assets (e.g. the intellectual property) for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  See Note 8 - Intellectual Property Purchase Agreement for information related to impairment charges recorded in 2011 for indefinite-lived intellectual property intangible assets.

The intellectual property carrying value as of June 30, 2013 and December 31, 2012 was $2,000,000.  Management performed their quarterly review of the intellectual property and determined no impairment existed and there was no change to the carrying value for the six months ended June 30, 2013.

Revenue Recognition
The Company recognizes revenue when products are shipped and collection is reasonably assured.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012
Inventories
Inventory consist of the following:
	June 30,	December 31,
	2013	2012
Raw materials	$13,934	$213,848
Work in process	-	-
Finished goods	-	4,469
Total Inventory	$13,934	$218,317

Inventories are stated at the lower of cost or market, with cost determined on a first in, first-out basis.

Advertising
The Company charges the costs of advertising to expense as incurred. The Company incurred $469,963 and $117,044 of advertising and promotional costs for the six months ended June 30, 2013 and 2012 respectively, and $1,064,525 since its inception.  Pursuant to its distribution agreement with Maximum Human Performance (“MHP”), entered into on May 16, 2012, the Company has a co-operative advertising arrangement whereby the Company pays MHP a fee for each unit sold (See Note 10 - Commitments, Contingencies and Other Comments - Distribution Agreement).

Fixed Assets
Fixed assets consist of the following:

	June 30, 2013	December 31, 2012
Furniture, fixtures and equipment	$94,659	$3,024
Computers and software	12,936	6,814
Leasehold Improvements	232,257	-
Other	5,000	-
Total fixed assets	344,852	9,838
Less accumulated depreciation	(15,677)	(1,449)
Net book value of fixed assets	$329,175	$8,389

Repair and maintenance costs are expensed as incurred.  Depreciation expense was $14,228 and $452 for the six months ended June 30, 2013 and 2012, respectively.

Concentrations of Risk, Significant Distributor and Customer and Significant Supplier
The Company maintains its bank accounts with a high credit quality financial institution and has never experienced any losses related to these bank accounts.  From December 31, 2010 through December 31, 2012, all non-interest-bearing transaction accounts were fully insured by the FDIC, regardless of the balance of the account and the ownership capacity of the funds, and interest bearing accounts were insured up to $250,000.  Beginning 2013, insurance coverage reverted back to $250,000 per depositor at each financial institution.  The Company had two noninterest-bearing checking accounts and one interest-bearing savings account which totaled $2,598,538 as of June 30, 2013.   At June 30, 2013, the Company's uninsured cash balances totaled $2,348,538.

Effective May 2012, MHP became the exclusive distributor and sole customer of the Company's MYO-X product and formula (see Note 10 - Commitments, Contingencies and Other Comments – Distribution Agreement).

The Company currently relies on one foreign company to produce the raw product for MYO-T12 (see Note 10 - Commitments, Contingencies and Other Comments – Supply Agreement).  The Company is considering other supply alternatives.

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
June 30, 2013 and 2012

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

Equity-based compensation expense for awards to employees and non-employees was $719,088 and $380,666 for the six month periods ended June 30, 2013 and 2012, respectively.

Comprehensive Loss
The Company had no items of other comprehensive income or expense for the six month periods ended June 30, 2013 and 2012.  Accordingly, the Company's comprehensive loss and net loss are the same for all periods presented.

Research and Development
The Company incurred $285,226 and $NIL of research and development costs (which are included in general and administrative expenses) for the six months ended June 30, 2013 and 2012 respectively, and $492,047 since its inception.

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

Our intangible assets are valued and tested for impairment using Level 3 inputs (see Note 8 - Intellectual Property Purchase Agreement).  In the process of the valuation of the intangible asset, we determined that the carrying cost exceeded the fair value at December 31, 2011 and we recorded an impairment charge and adjusted the balance of the asset to reflect the fair value.  There were no impairment charges for any subsequent periods.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012
Basic and Diluted Income (Loss) per Share
In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding.  Diluted loss per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At June 30, 2013 and 2012, the Company’s stock equivalents were anti-dilutive and excluded in the diluted loss per share computation.  The aggregate number of potentially dilutive warrants and options outstanding at June 30, 2013 and 2012 were 10,721,000 and 2,254,998, respectively.

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

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company's financial statements.  For the six months ended June 30, 2013 and 2012, the Company did not recognize any interest or penalty expense related to income taxes.  The Company files income tax returns in the U.S. federal jurisdiction and states in which it does business.

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

On December 2, 2011, one accredited investor purchased 200,000 shares for gross proceeds of $40,000 in a private placement.  The subscription agreement contained a "Purchase Price Protection" provision that granted the investor additional shares in the event of a private placement during the ten month period from the date of the investment at a price per share less than the investor's purchase price.  The additional shares were to be issued for no additional payment such that the total per share price paid by this investor will equal the amount paid by investors in such later private placement.  In April 2012, the Company issued an additional 200,000 shares to the investor as a result of the price protection provision.

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
June 30, 2013 and 2012

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

The Company received aggregate gross proceeds of $9,350,490 from the private placements as follows:

Date	Shares	Gross Proceeds	Related Warrant Liability at Inception	Related Warrant Liability at June 30, 2013
February 25, 2011	4,766,666	$1,430,000	$2,350,251	$-
May 31, 2011	1,409,999	423,000	1,186,859	-
June 27, 2011	1,874,999	562,500	1,243,838	-
July 12, 2011	83,333	25,000	57,742	-
December 2, 2011	200,000	40,000	-	-
February 10, 2012	3,250,000	325,000	-	-
February 14, 2012	4,000,000	400,000	-	-
March 7, 2012	1,000,000	100,000	-	-
March 15, 2012	1,750,000	175,000	-	-
March 22, 2012	250,000	25,000	-	-
April 9, 2012	1,000,000	100,000	-	-
April 24, 2012	* 200,000	-	-	-
June 28, 2012	2,400,000	600,000	-	-
July 6, 2012	20,580,000	5,144,990	-	-
	42,764,997	$9,350,490	$4,838,690	$-

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

NOTE 4 - ADVANCES, ACCOUNTS PAYABLE AND ACCRUED EXPENSES -  RELATED PARTIES

As of June 30, 2013 and December 31, 2012, there are no amounts due to related parties for advances, accounts payable and accrued expenses.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 5 - NOTES AND LOANS PAYABLE

Convertible Notes Payable
On November 29, 2011, the Company received aggregate proceeds of $400,000 from two individuals ($150,000 of which was from a director of the Company) on notes payable bearing interest at 18%, due on May 29, 2012 and convertible into common stock at the rate of $0.20 per share or an adjusted lower rate determined by reference to a subsequent qualified financing.  As additional consideration, the note holders were issued an aggregate of 400,000 shares of common stock valued at $0.15 per share for an aggregate of $60,000.  The value of the shares issued were recorded as deferred financing costs and were amortized over the six month term of the notes.  There were no unamortized balances at June 30, 2013 and December 31, 2012, respectively.  Related amortization expense was $34,000 for the six months ended June 30, 2012.

On June 28, 2012, the aggregate principal of $400,000 and the accrued interest of $41,800 on the notes were converted into 2,209,000 shares of restricted common stock at $0.20 per share, the value of which exceeded the principal and accrued interest by $618,520 on the conversion date.  The amount recorded as interest expense for the six months ended June 30, 2012 was $18,000.

Notes Payable to Director
A director loaned the Company $99,500, of which $60,000 was advanced on September 29, 2011 and was evidenced by an unsecured note payable which was due on October 29, 2011 bearing interest at 3%; $10,000 was advanced in October 2011; $10,000 was advanced in December 2011 for direct payment to a vendor and $19,500 of which was advanced in January 2012 for direct payments to vendors.  On June 28, 2012, the principal plus accrued interest on the loans and advances of $1,961 (aggregate of $101,461) were converted into 507,306 shares of common stock at $0.20 per share, the value of which exceeded the principal and accrued interest by $142,046 on the conversion date.  This amount was recorded as interest expense in the second quarter of 2012. The amount recorded as interest expense for the six months ended June 30, 2012 was $450.

Note Payable to Shareholders
On May 20, 2010, the Company issued a note for $7,500 bearing interest at 5% in exchange for a shareholder's payment of $7,500 on an open account payable balance. The note was due and payable upon demand.  On September 20, 2012, the aggregate principal and accrued interest  were converted into 30,000 shares of restricted common stock. The amount recorded as interest expense for the six months ended June 30, 2012 was $188.

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

NOTE 7 - WARRANTS, OPTIONS, EQUITY INCENTIVE PLAN AND STOCK ISSUANCES

Warrants
During the year ended December 31, 2011, the Company issued a total of 8,284,997 warrants to purchase restricted common stock.  Of those warrants, 8,134,997 were issued to private placement investors and included down round full ratchet anti-dilution provisions requiring periodic repricing if shares are later offered at lower prices.  In June 2012, holders of 7,529,999 warrants received 1,506,004 shares of restricted common stock in exchange for those warrants.  In September 2012, holders of 488,331 warrants received 97,669 shares of restricted common stock in exchange for such warrants and a holder of 116,667 warrants exercised such warrants at $0.10/share and received 116,667 shares of restricted common stock. During the year ended December 31, 2012, no warrants were issued.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

The following table summarizes the total warrants issued to private placement investors and consultants.    During the six months ended June 30, 2013, no warrants were issued.  Derivative charges were $19,000 and $225,964 for the six months ended June 30, 2013 and 2012, respectively. The number of warrants outstanding as of June 30, 2013 is 50,000.

Grant Date	Number of Warrants Issued	Number of Warrants Exchanged, Exercised or Expired	Number of Warrants Outstanding as of June 30, 2013	Exercise Price Original/Repriced	Expiration Term in Years
February 25, 2011 (A)	4,766,666	4,766,666	-	$0.60 /$0.10	-
May 31, 2011 (A)	1,409,999	1,409,999	-	$0.60/$0.10	-
June 27, 2011 (A)	1,874,999	1,874,999	-	$0.60/$0.10	-
June 27, 2011 (B)	100,000	100,000	-	$1.00	-
July 12, 2011 (A)	83,333	83,333	-	$0.60/$0.10	-
December 23, 2011 (B)	50,000	-	50,000	$1.00	.49

(A) Private placement warrants (these warrants were subject to down round full ratchet anti dilution provisions and the exercise price was adjusted to $0.10 per share in February 2012)
(B) Sponsorship agreement, including put option - see Note 10 - Commitments, Contingencies and Other Comments – Sponsorship Agreement.

The following table summarizes the activities in warrants for the year ended December 31, 2012 and the six months ended June 30, 2013:

	Shares Under Warrants	Weighted Average Exercise Price Original/Repriced
Balance at January 1, 2012	8,284,997	$0.61/$0.10
Warrants granted	-
Warrants exercised	(116,667)
Warrants cancelled/exchanged/expired	(8,018,330)
Balance at December 31, 2012	150,000	$1.00
Warrants granted	-
Warrants exercised	-
Warrants cancelled/exchanged/expired	100,000	$1.00
Balance at June 30, 2013	50,000	$1.00

The following table summarizes information about warrants outstanding and exercisable at June 30, 2013.  As all warrants currently outstanding are fully and immediately vested at issuance, the information for both outstanding and exercisable are identical.

Warrants Outstanding and Exercisable
Range of Exercise Price	Warrants Outstanding and Exercisable	Weighted Average Remaining Contractual Life
$1.00	50,000	.49

The following table summarizes the assumptions used to value the warrants using the Black-Scholes option pricing model:

Grant Date		Number of Warrants Issued/ Outstanding	Stock Price on Measurement Date	Exercise Price	Expected Term	Expected Volatility	Dividend Yield	Risk Free Rate
(A)	02/25/11	4,766,666	$0.50	$0.60	3.00	285.20%	0.00%	1.48%
(A)	05/31/11	1,409,999	$0.85	$0.60	3.00	208.89%	0.00%	0.79%
(A)	06/27/11	1,874,999	$0.67	$0.60	3.00	295.31%	0.00%	0.64%
(A)	07/12/11	83,333	$0.70	$0.60	3.00	278.00%	0.00%	0.42%
(B)	06/27/11	100,000	$0.67	$1.00	2.00	213.59%	0.00%	0.41%
(B)	12/23/11	50,000	$0.09	$1.00	2.00	209.00%	0.00%	0.28%

(A) Private placement warrants
(B) Sponsorship agreement, including put option - see Note 10 - Commitments, Contingencies and Other Comments – Sponsorship Agreement.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012
Options
The Company has issued an aggregate of 1,500,000 options to purchase restricted common stock to certain directors and scientific advisory board members (see Note 10 - Commitments, Contingencies and Other Comments – Director Agreements) prior to the adoption of the 2012 Equity Incentive Plan (the “Plan”).  For options issued under the Equity Incentive Plan, see “Equity Incentive Plan” below.

The following table summarizes the activities in stock options (outside the Plan) for the year ended December 31, 2012 and the six months ended June 30, 2013:

	Shares Under Options	Weighted Average Exercise Price
Balance at January 1, 2012	1,250,000	$0.61
Options granted	250,000	$0.14
Options exercised	-
Options cancelled/expired	-
Balance at December 31, 2012	1,500,000	$0.53
Options granted	-
Options exercised	-
Options cancelled/expired	-
Balance at June 30, 2013	1,500,000	$0.53

At June 30, 2013, the weighted-average remaining term of the options was 8.26 years.  As of June 30, 2013, the aggregate intrinsic value of outstanding options was $12,500 and the aggregate intrinsic value of exercisable options was $8,333.  The aggregate intrinsic value was calculated by multiplying the number of outstanding and exercisable options by the amount by which the market price for our common stock at June 30, 2013 exceeded the exercise price for each option.  The market price for our common stock at June 30, 2013 was $0.19.  The aggregate unvested cost of the options at June 30, 2013 was $120,174.

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

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

The following table summarizes information about the options (outside the Plan) outstanding and exercisable at June 30, 2013 by the directors and scientific advisory board members:

Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Range of Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life
$0.64	750,000	8.04	$0.64	416,666	8.04
$0.69	250,000	8.07	$0.69	166,666	8.07
$0.45	250,000	8.13	$0.45	166,666	8.13
$0.14	250,000	8.90	$0.14	166,666	8.90

As of June 30, 2013, 916,664 options have vested and 583,336 options remain unvested. The vesting terms range from 3 to 4 years and the vested options have a weighted average remaining term of 8.22 years and a weighted average exercise price of $0.52 per share.

Equity Incentive Plan
On September 24, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan (the "Plan"), which was adopted by stockholders on November 20, 2012.  The Company has reserved 10,000,000 shares of common stock under the Plan.  As of June 30, 2013, options to purchase 9,171,000 shares of the Company's stock have been granted under the Plan.  The Company believes that such awards better align the interests of its employees and directors with those of its shareholders.

Issued to	Number of Options	Range of Exercise Price	Expiration Term in Years
Employees	112,000	$0.20 to 0.25	10
Consultants	1,157,000	$0.20 to 0.25	10
Officers	1,102,000	$0.20 to 0.25	10
Directors	6,550,000	$0.14 to 0.35	10
Scientific Advisory Board Member	250,000	$0.25	10
Total	9,171,000

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

The following table summarizes the assumptions used to value the Plan options using the Black-Scholes option pricing model:

Grant Date	Number of Options	Stock Price on Measurement Date	Exercise Price	Expected Term	Expected Volatility	Dividend Yield	Risk Free Rate
11/20/12	6,000	$0.20	$0.20	10.00	166.00%	0.00%	1.66%
01/01/13	150,000	$0.19	$0.22	10.00	164.00%	0.00%	2.00%
01/07/13	350,000	$0.20	$0.20	10.00	166.00%	0.00%	1.92%
01/07/13	2,000,000	$0.20	$0.25	10.00	166.00%	0.00%	1.92%
02/07/13	5,000,000	$0.20	$0.35	10.00	164.00%	0.00%	1.99%
02/07/13	450,000	$0.20	$0.25	10.00	164.00%	0.00%	1.99%
02/08/13	250,000	$0.19	$0.20	10.00	164.00%	0.00%	2.00%
02/28/13	100,000	$0.20	$0.25	10.00	158.00%	0.00%	1.89%
04/01/13	150,000	$0.14	$0.14	10.00	160.00%	0.00%	1.86%
05/06/13	400,000	$0.12	$0.25	10.00	161.00%	0.00%	1.80%
05/20/13	10,000	$0.12	$0.25	10.00	161.00%	0.00%	1.97%
05/21/13	200,000	$0.12	$0.25	10.00	161.00%	0.00%	1.94%
05/24/13	5,000	$0.13	$0.25	10.00	160.00%	0.00%	2.01%
06/10/13	100,000	$0.16	$0.25	10.00	160.00%	0.00%	2.22%

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

The following table summarizes the activities in stock options issued under the Plan during 2012 and during the six month period ended June 30, 2013:

	Shares Under Options	Weighted Average Exercise Price
Balance at January 1, 2012	-
Options granted	8,000	$0.20
Options exercised	-
Options cancelled/expired	-
Balance at December 31, 2012	8,000	$0.20
Options granted	9,165,000	$0.30
Options exercised	-
Options cancelled/expired	(2,000)	$0.20
Balance at June 30, 2013	9,171,000	$0.30

At June 30, 2013, the weighted-average remaining term of the options was 9.22 years.  As of June 30, 2013, the aggregate intrinsic value of outstanding options was $7,500 and the aggregate intrinsic value of exercisable options was $NIL .  The aggregate intrinsic value was calculated by multiplying the number of outstanding and exercisable options by the amount by which the market price for our common stock at June 30, 2013 exceeded the exercise price for each option.  The market price for our common stock at June 30, 2013 was $0.19.  The aggregate unvested cost of the options at June 30, 2013 was $1,372,744.

The following table summarizes information about options outstanding and exercisable at June 30, 2013 that were granted under the Plan:

Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Range of Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life
$0.14	150,000	9.76	$0.14	-	-
$0.20	606,000	9.56	$0.20	159,333	9.57
$0.22	150,000	9.78	$0.22	-	-
$0.25	3,265,000	9.62	$0.25	333,332	9.53
$0.35	5,000,000	9.61	$0.35	-	-

As of June 30, 2013, 492,665 options have vested and 8,678,335 options remain unvested.  The vesting terms range from zero to 5 years and the vested options have a weighted average remaining term of 9.54 years and a weighted average exercise price of $0.23 per share.

Stock Issuances
During the year ended December 31, 2012, the Company issued an aggregate of 4,183,395 shares of restricted common stock to consultants, a director, an employee and officers for services provided to the Company.  The shares issued were valued at trading prices on the date of issuance between $0.07 and $0.45 per share for an aggregate charge of $32,525 and $157,267 for the six month periods ended June 30, 2013 and 2012, respectively.  The shares issued to one of our officers and a director are subject to certain vesting requirements.

During the six months ended June 30, 2013, 1,338,000 shares of restricted common stock were issued to a director and consultants.  All such shares were valued at trading prices on the date of issuance between $0.12 and $0.20 per share for an aggregate charge of $94,379.  Additionally, on January 7, 2013, the Company issued 5,000,000 shares to an officer which were subsequently cancelled in April 2013 upon the termination of his employment with the Company.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

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

The Company completed its first annual impairment testing for indefinite-lived intangible assets after the fourth quarter of 2011. Based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and projected revenues from sales of MYO-T12 and (iii) assumptions similar to those that market participants would make in valuing the Company's intangible assets, management determined that the carrying values of the intellectual property intangible assets exceeded its fair value.  Accordingly, the Company recorded noncash impairment charges totalling $2,662,000 in 2011, reducing the MYO-T12 intellectual property asset to its fair value of $2,000,000.

The intellectual property carrying value as of June 30, 2013 and December 31, 2012 was $2,000,000.  Management performed their annual and quarterly reviews of the intellectual property and determined no impairment existed and there was no change to the carrying value for the year ended December 31, 2012 and the six months ended June 30, 2013, respectively.

NOTE 9 - INCOME TAXES

Income tax expense for the six months ended June 30, 2013 and 2012 is shown as follows:

Six months ended June 30,	2013	2012
Current	$800	$1,550
Deferred	-	-
Total	$800	$1,550

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

The effects of temporary differences between the financial reporting and income tax bases of assets and liabilities which give rise to the deferred tax assets and liabilities are presented below:

	June 30, 2013	December 31, 2012
Deferred tax assets:
Goodwill	$616,126	$672,348
Net operating losses	2,882,264	2,133,004
Other	1,582	1,542
Total deferred tax assets	3,499,972	2,806,894
Valuation allowance	(3,490,901)	(2,804,632)
Total net deferred tax assets	9,071	2,262

Deferred tax liabilities:
Depreciation	(9,071)	(2,262)
Total deferred tax liabilities	(9,071)	(2,262)
Net deferred tax asset	$-	$-

The valuation allowance for the deferred tax asset increased by $686,269 for the six months ended June 30, 2013.

The Company has net operating losses amounting to approximately $7,335,385 that expire in various periods through 2033.  The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules.  Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, the current global economic crisis imposes additional profitability risks that are beyond the Company’s control.  Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

The Company has no uncertain income tax positions.

The tax years ended December 31, 2007 through 2012 are open for examination by federal and state taxing authorities.

The statutory federal income tax rate and the effective rate are reconciled as follows:

	June 30, 2013	June 30, 2012
Statutory federal income tax rate	34.00%	34.00%
State taxes, net of federal tax benefit	5.94%	5.00%
Valuation allowance	(39.94)%	(39.00)%
Net deferred tax asset	-%	-%

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

NOTE 10 - COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS

Distribution Agreement
On May 16, 2012, the Company entered into a distribution agreement (the "Agreement") with MHP, a company engaged in the development, marketing and distribution of nutritional and other therapies for the consumer.  Pursuant to the Agreement, MHP will, on an exclusive basis, provide marketing, sales and distribution of MYO-T12, to be sold under the brand name MYO-X, in retail and other outlets.  MHP agreed to pay the Company $195,301 upon the execution of the Agreement, with such amount credited against inventory purchases.  The Agreement also provides, upon termination of MHP's exclusivity rights, additional supply and payment rights to MHP (including a per-unit royalty in the low single digits).  The Agreement provides for one year of exclusivity for MHP, which commenced on September 29, 2012.  In the event MHP achieves certain sales targets for MYO-X, the exclusivity provisions of the Agreement will be extended for an additional one or two years.  The Agreement further provides for a co-operative advertising arrangement with MHP, whereby the Company is required to pay MHP a fee for each unit of MYO-X sold, and rebate payments to MHP based on a percentage of product cost reductions realized by the Company.

Operating Lease
The Company leases its corporate offices under an operating lease expiring in July 2017.  The Company has two options to renew such lease for a term of three years each with annual rent increases of 3%.

The future minimum lease payments under the non-cancellable operating lease in excess of one year at June 30, 2013 is as follows:

Year Ending December 31,	Amount
2013	$23,404
2014	59,434
2015	65,095
2016	67,163
2017	39,623
Total	$254,719

Rent expense for the six months ended June 30, 2013 and 2012 was $29,516 and $9,655, respectively.

Supply Agreement
On June 24, 2013, the Company entered into a supply agreement with Deutsches Institut fur Lebensmitteltechnik e.V. - the German Institute for Food Technologies (“DIL”).  The agreement obligates the Company to minimum annual quantity purchases, and provides that DIL will manufacture and supply the Company with the proprietary product contained in MYO-X and that DIL shall only manufacture the product for commercial purposes with the Company’s consent.  The term of the agreement is two years, and will continue indefinitely until terminated by either party upon three months written notice.

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
June 30, 2013 and 2012

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

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
June 30, 2013 and 2012

The agreement also provided for the issuance of warrants to purchase 150,000 shares of common stock, 100,000 of which were issued upon signing of the agreement and 50,000 of which were issued in December 2011.  The warrants have a term of two years with an exercise price of $1.00 per share.  The warrants further provide that in the event (a) the trading price of the common stock of the Company on its principal trading market does not exceed $2.00 within two years of issuance and (b) the warrants are not exercised prior to such time, then the spokesperson shall have the right to sell any unexercised portion of the warrants to the Company in exchange for $1.00 for each share of common stock underlying the unexercised portion of the warrants.

The 100,000 warrants issued upon execution of the agreement and the 50,000 warrants issued in December 2011 were valued at June 30, 2013 at $NIL and $40,900, respectively, using a Black-Scholes option pricing model and determining that the put option was the predominant feature of the instrument.  On June 27, 2013, the 100,000 warrants expired and a $100,000 liability was recorded.

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

None

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

Overview

We were incorporated in the State of Nevada on April 11, 2007.  Prior to February 26, 2011, we did not have any operations and did not generate any revenues.  In February 2011, we acquired our platform dietary supplement product called MYO-T12.  Since February 2011, our principal activities have been focused on the discovery, development and commercialization of nutritional supplements, functional foods, therapeutic products and other technologies aimed at maintaining or improving the health and performance of muscle tissue.   We are focused on maximizing revenues from MYO-T12 in a consumer base of body builder and fitness users as well as a broader target of wellness focused baby boomers.  Additionally, we are evaluating the value of MYO-T12 in therapeutic markets, including the treatment of muscular-related conditions, including age-related muscle loss and sarcopenia.

Plan of Operation

We are focused on the discovery, development and commercialization of nutritional supplements, functional foods, therapeutic products and other technologies aimed at maintaining or improving the health and performance of muscle tissue.  Our initial core product is MYO-T12, a natural, temporary myostatin-inhibiting product.  Our sales are conducted pursuant to our exclusive sales agreement with MHP.  Our plan of action over the next twelve months is to: (i) deepen the scientific understanding of the activity of MYO-T12, specifically as a natural and temporary modulator of the regulatory peptide myostatin, and to leverage this knowledge to strengthen and build our intellectual property, (ii) conduct research and development activities to evaluate myostatin modulation in a range of both wellness and disease states, (iii) identify other products and technologies which may broaden our portfolio and define a business development strategy to protect, enhance and accelerate the growth of our products, (iv) reduce the cost of manufacturing through process improvement, (v) identify contract manufacturing resources that can fully meet our future growth requirements, (vi) develop a differentiated and advantaged consumer positioning, brand name and iconography, and (vi) create a sales and marketing capability through alliances to maximize near-term and future revenues. We believe that existing wellness and therapeutic targets, such as myostatin, represent a rational entry point for additional drug discovery efforts and are evaluating a separate, concurrent objective in this area.

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

As an early development-stage biotherapeutics and nutritional products company, we are dedicated to basic and clinical research which support our existing and future product portfolio.  We have launched our internal research and development efforts through construction of a dedicated protein chemistry and proteomics laboratory led by Dr. Neerav Padilya.  The Company incurred approximately $44,000 of costs related to the construction of its state-of-the-art research laboratory in the second quarter of 2013 which have been capitalized for future R&D activities.   This laboratory is actively evaluating the many active molecules in our lead product MYO-T12. This research is an integral part of our business strategy and serves to provide a clear scientific rationale for the products role as a nutritional product and to support its use in different medical and health applications in the future. In addition, the research performed in this laboratory will establish a basis for the continued submission of patent applications to help protect the Company's intellectual property.  The Company is dedicated to protecting its innovative technology.   Additionally, the Company invests in research and development activities externally through academic and industry collaborations aimed at product enhancement, optimizing manufacturing and broadening the product portfolio. The Company expects its investment in research and development to continue to grow in the future.

We believe that the best use of any additional funding would be to pursue clinical studies and medical research to support differentiated and advantaged marketing claims, to build and enhance our competitive insulation via strategically based additional intellectual property, to develop product improvements and new products in consumer preferred dosage forms, to enhance overall marketing, to establish a scientific foundation for therapeutic applications for our technology, and to pursue best in class personnel.

Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012

For the three months ended June 30, 2013, the Company generated gross revenues of $807,134 ($715,339 net of rebates) compared to gross and net revenues of $343,889 ($NIL rebates) for the three months ended June 30, 2012.  The Company sold 20,184 cans (300 grams/can) of its product during the three months ended June 30, 2013 compared to sales of 7,994 cans (300 grams/can) of its product during the three months ended June 30, 2012.  Gross profit for the three months ended June 30, 2013 was $397,571 compared to $51,038 for the three months ended June 30, 2012.  General and administrative expenses for the three months ended June 30, 2013 was $1,382,368 compared to $593,998 for the three months ended June 30, 2012, mostly due to higher advertising, salary, compensation and consulting costs.  Other income (expense) for the three months ended June 30, 2013 was income of $1,257 compared to expense of ($1,041,897) for the three months ended June 30, 2012, mostly due to no interest expense and no change in the fair value of our outstanding warrants during the current period.  The net loss for the three months ended June 30, 2013 was $983,540 compared to a net loss of $1,584,857 for the three months ended June 30, 2012.

Research and development costs (which are included in general and administrative expenses) for the three months ended June 30, 2013 was $106,749 compared to $NIL for the three months ended June 30, 2012.

Upon completion of our quarterly impairment testing for indefinite lived intangible assets after the second quarter of 2013, we determined that the carrying values of the intellectual property intangible assets did not exceed its fair value. As a result, no impairment existed and there was no change to the carrying amount of intellectual property for the three months ended June 30, 2013.

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012

For the six months ended June 30, 2013, the Company generated gross revenues of $1,120,643 ($992,713 net of rebates) compared to gross and net revenues of $368,429 ($NIL rebates) for the six months ended June 30, 2012.  The Company sold 28,022 cans (300 grams/can) of its product during the six months ended June 30, 2013 compared to sales of 8,358 cans (300 grams/can) of its product during the six months ended June 30, 2012.  Gross profit for the six months ended June 30, 2013 was $547,956 compared to $67,022 for the six months ended June 30, 2012.  General and administrative expenses for the six months ended June 30, 2013 was  $2,624,812 compared to $1,033,007 for the six months ended June 30, 2012, mostly due to higher advertising, salary, compensation and consulting costs.   Other income (expense) for the six months ended June 30, 2013 was income of $3,122 compared to expense of ($1,117,723) for the six months ended June 30, 2012, mostly due to no interest expense and no change in the fair value of our outstanding warrants during the current period.  The net loss for the six months ended June 30, 2013 was $2,073,734 compared to a net loss of $2,083,708 for the six months ended June 30, 2012.

Research and development costs (which are included in general and administrative expenses) for the six months ended June 30, 2013 was $285,226 compared to $NIL for the six months ended June 30, 2012.

Period from April 11, 2007 (Date of Inception) to June 30, 2013

In the period from April 11, 2007 (inception) to June 30, 2013, we generated gross revenues $2,164,189 ($2,003,915 net of rebates, including net revenues to MHP of $1,826,337) while incurring $10,500,977 in general and administrative expenses. The cumulative net loss since inception is $11,719,440 including net non-cash derivatives valuation adjustments of $1,680,267 and intellectual property impairment charges of $2,662,000.

The Company incurred research and development costs (which are included in general and administrative expenses) in the period from April 11, 2007 (inception) to June 30, 2013 of $492,047.

Upon completion of our annual impairment testing for indefinite-lived intangible assets after the fourth quarter of 2011, we determined that the carrying values of the intellectual property intangible assets exceeded its fair value and we recorded noncash impairment charges totalling $2,662,000, reducing the carrying value of the asset to its fair value of $2,000,000. Such revaluation did not affect our cash flow.

Liquidity and Capital Resources

As of June 30, 2013, we had cash of $2,599,217 and $5,420,963 in total assets (which includes $2,037,967 of intangible assets).  For the six months ended June 30, 2013, we used cash of $1,380,445.   We believe we will have sufficient funds for operations, inventory procurement and product development through June 30, 2014.

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

Fair Value of Indefinite-Lived Intangible Assets

Our policy is to evaluate indefinite-lived intangible assets for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An intangible asset with an indefinite life (the intellectual property) is evaluated for possible impairment by comparing the fair value of the asset with its carrying value. Fair value is estimated as the discounted value of future revenues arising from a trademark using a royalty rate that an independent party would pay for use of that trademark. An impairment charge is recorded if the trademark's carrying value exceeds its estimated fair value. An impairment charge is recorded if the carrying value of the goodwill exceeds its implied fair value. See Note 8 - Intellectual Property Purchase Agreement for information related to impairment charges recorded in 2011 for indefinite-lived intellectual property intangible assets.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013.  Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act for the quarter ended June 30, 2013 was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MYOS CORPORATION

Date: August 13, 2013	By:	/s/ Carl DeFreitas
Name: Carl DeFreitas
Title: Chief Financial Officer