Form 10-Q
period 2013-09-30
MYOS Corp
filed 2013-11-08
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

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

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐     No  ☒

As of November 8, 2013, the registrant had 111,372,282 shares of common stock outstanding.

INDEX	Page

PART 1-FINANCIAL INFORMATION	2

Item 1. Financial Statements	2

Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	2

Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2013 and 2012 and the period from inception (April 11, 2007) to September 30, 2013	3

Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the period from inception (April 11, 2007) to September 30, 2013	4

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2013 and 2012 and for the period from inception (April 11, 2007) to September 30, 2013	5 to 6

Notes to Consolidated Financial Statements	7 to 21

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Item 4. Control and Procedures	25

PART II-OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	26

Item 4. Mine Safety Disclosures	26

Item 5. Other Information	26

Item 6. Exhibits	26

SIGNATURES	27

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash	$1,883,464	$3,979,662
Accounts receivable	214,740	201,579
Inventories	10,869	218,317
Prepaid expenses and other current assets	233,840	84,388
Total current assets	2,342,913	4,483,946

Fixed assets, net of accumulated depreciation	327,959	8,389
Intellectual property	2,000,000	2,000,000
Intangible assets	38,117	36,440

Total assets	$4,708,989	$6,528,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$213,556	$208,898
Total current liabilities	213,556	208,898

Derivatives liability	43,950	121,900

Total liabilities	257,506	330,798

Stockholders' equity
Preferred stock, $.001 par value; 25,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value, 300,000,000 shares authorized;
111,372,282 shares issued and outstanding at September 30, 2013
110,033,282 shares issued and outstanding at December 31, 2012	111,372	110,033
Additional paid-in capital	16,840,133	15,733,650
Deficit accumulated during development stage	(12,500,022)	(9,645,706)

Total stockholders' equity	4,451,483	6,197,977

Total liabilities and stockholders' equity	$4,708,989	$6,528,775
The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					April 11, 2007
					(Inception Date)
	Three Months Ended September 30,		Nine Months Ended September 30,		to September 30,
	2013	2012	2013	2012	2013
Revenue	$917,574	$365,934	$1,910,287	$734,363	$2,921,489
Cost of sales	427,431	354,590	872,188	655,997	1,785,154
Gross profit	490,143	11,344	1,038,099	78,366	1,136,335

General and administrative expenses	1,271,562	1,058,968	3,896,374	2,091,975	11,772,539
Loss from operations	(781,419)	(1,047,624)	(2,858,275)	(2,013,609)	(10,636,204)

OTHER INCOME (EXPENSE)
Interest income	847	5,561	3,969	5,561	12,445
Interest expense	(10)	(106)	(10)	(802,614)	(827,030)
Value of warrants in excess of the amount of additional paid-in capital received in the related private placement of restricted common stock	-	-	-	-	(2,405,303)
Change in fair value of warrants	-	229,591	-	(16,173)	4,085,570
Impairment charge - intellectual property	-	-	-	-	(2,662,000)
Amortization of deferred financing costs	-	-	-	(69,451)	(80,000)
Gain on forgiveness of debt	-	-	-	-	12,500
Total other income (expense)	837	235,046	3,959	(882,677)	(1,863,818)

Net loss	$(780,582)	$(812,578)	$(2,854,316)	$(2,896,286)	$(12,500,022)

Weighted average number of common shares outstanding, basic and diluted	110,907,236	106,387,551	110,597,267	86,017,222

Basic and diluted net loss per share attributable to common stockholders	$(0.01)	$(0.01)	$(0.03)	$(0.03)

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the period from April 11, 2007 (date of inception) to September 30, 2013
(Unaudited)

	Common Stock			Deficit accumulated during development stage
	Shares	Amount $.001 par	Additional paid-in capital		Total stockholders' equity (deficit)
Balance at April 11, 2007	-	$-	$-	$-	$-
Common stock issued for cash at $0.0002 per share	28,000,000	28,000	(23,000)		5,000
Common stock issued for cash at $0.004 per share	21,000,000	21,000	54,000		75,000
Net loss				(60,185)	(60,185)
Balance at December 31, 2007	49,000,000	49,000	31,000	(60,185)	19,815
Net loss				(17,928)	(17,928)
Balance at December 31, 2008	49,000,000	49,000	31,000	(78,113)	1,887
Net loss				(39,308)	(39,308)
Balance at December 31, 2009	49,000,000	49,000	31,000	(117,421)	(37,421)
Net loss				(16,525)	(16,525)
Balance at December 31, 2010	49,000,000	49,000	31,000	(133,946)	(53,946)
Issuance of 7,024,000 shares of Common Stock to Peak Wellness, Inc. as part of the purchase price of intellectual property	7,024,000	7,024	3,504,976		3,512,000
Fair value of shares transferred from existing stockholder to the CEO in connection with employment agreement			1,500,000		1,500,000
Proceeds from private placements of restricted common stock	8,334,997	8,335	2,472,165		2,480,500
Offering costs			(45,000)		(45,000)
Fair value of warrants issued to private placement investors			(2,432,365)		(2,432,365)
Shares issued for services	2,055,000	2,055	688,138		690,193
Vesting of options and shares issued to directors and advisory board members			360,402		360,402
Shares issued in connection with debt	400,000	400	59,600		60,000
Net loss				(5,597,300)	(5,597,300)
Balance at December 31, 2011	66,813,997	66,814	6,138,916	(5,731,246)	474,484
Proceeds from private placements of restricted common stock	34,430,000	34,430	6,855,560		6,889,990
Offering costs			(178,800)		(178,800)
Shares issued to COO	750,000	750	(750)		-
Shares issued to employee	10,000	10	2,690		2,700
Shares issued for services	3,423,395	3,423	451,154		454,577
Shares issued in debt conversions	2,885,550	2,885	1,343,254		1,346,139
Shares issued in exchange for warrants	1,603,673	1,604	750,579		752,183
Shares issued for exercise of warrants	116,667	117	11,550		11,667
Vesting of options and shares issued to officers, directors, advisory board members, consultants and employees			359,497		359,497
Net loss				(3,914,460)	(3,914,460)
Balance at December 31, 2012	110,033,282	$110,033	$15,733,650	$(9,645,706)	$6,197,977
Shares issued to CEO	-	-	-		-
Shares issued to employee	1,000	1	169		170
Shares issued for services	1,338,000	1,338	177,482		178,820
Vesting of options and shares issued to officers, directors, advisory board members, consultants and employees			928,832		928,832
Net loss				(2,854,316)	(2,854,316)
Balance at September 30, 2013	111,372,282	111,372	16,840,133	(12,500,022)	4,451,483
The accompanying notes are an integral part of the financial statements

 MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

			11-Apr-07
			(Inception Date)
	Nine Months Ended September 30,		to September 30,
	2013	2012	2013
Cash Flows from Operating Activities

Net loss	$(2,854,316)	$(2,896,286)	$(12,500,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,553	771	27,002
Amortization	-	49,451	80,000
Stock based compensation	1,042,793	707,143	4,390,162
Loss on debt conversion	-	760,566	760,566
Impairment charges	-	-	2,662,000
Accounts payable paid in stock	-	7,500	-
Interest expense paid in stock	-	43,762	43,762
Related parties paid in stock	-	71,706	-
Derivatives charges and credits	22,050	(176)	(1,521,483)

Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(13,161)	(198,042)	(214,740)
(Increase) decrease in inventories	207,448	341,538	(10,869)
(Increase) decrease in prepaid expenses and other assets	(84,425)	87,546	(125,994)
Increase (decrease) in accounts payable and accrued expenses	(95,342)	(363,175)	25,365
Net cash used in operating activities	(1,749,400)	(1,387,696)	(6,384,251)

Cash Flows from Investing Activities

Acquisition of intellectual property	-	-	(450,000)
Acquisition of fixed assets	(345,121)	(2,044)	(354,959)
Acquisition of intangible assets	(1,677)	-	(38,117)
Decrease in security deposits	-	10,000	-
Net cash used in investing activities	(346,798)	7,956	(843,076)

Cash Flows from Financing Activities

(Repayments to) advances from related parties	-	-	140,434
Note borrowings	-	-	19,500
Repayment of notes payable	-	(350,000)	(807,500)
Proceeds from (Repayments of) issuance of notes	-	(40,500)	540,000
Proceeds from issuance of stock to initial stockholders	-	-	80,000
Proceeds from exercise of warrants	-	11,667	11,667
Proceeds from private placement of common stock	-	6,869,990	9,350,490
Offering costs	-	(178,800)	(223,800)
Net cash provided by financing activities	-	6,312,357	9,110,791

Net increase/(decrease) in cash	(2,096,198)	4,932,617	1,883,464
Cash at beginning of the period	3,979,662	61,266	-
Cash at end of the period	$1,883,464	$4,993,883	$1,883,464

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)
(Unaudited)

			April 11, 2007
			(Inception Date)
	Nine months ended September 30,		to September 30,
	2013	2012	2013
Supplemental Disclosure of Cash Flow Information:
Total Cash paid for franchise taxes	$2,650	$2,578	$6,028
Total Cash paid for Interest	$10	$15,892	$15,902

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Offering costs paid by stockholder	$-	$-	$25,000
Conversion of stockholder loan and interest into common stock	$-	$546,743	$549,487
Conversion of stockholder loan into capital - no shares issued	$-	$-	$22,256
Conversion of 488,331 warrants into 97,669 common shares	$-	$44,050	$44,050
Conversion of 7,529,999 warrants into 1,506,004 common shares	$-	$722,882	$722,882
Note payable - insurance financing	$-	$-	$42,500
Note issued for accounts payable	$-	$-	$7,500
Acquisition of intellectual property through note payable	$-	$-	$700,000
Financing costs through issuance of restricted common stock	$-	$20,000	$80,000

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2013 and 2012

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization & Business Activities
MYOS Corporation, formerly known as Atlas Therapeutics Corporation (the "Company") was incorporated under the laws of the State of Nevada on April 11, 2007.  On February 25, 2011, the Company entered into an agreement to purchase certain intellectual property from Peak Wellness, Inc. (the "Acquisition") (see Note 8 - Intellectual Property Purchase Agreement). Since the Acquisition, the Company’s business focus has been on the discovery, development and commercialization of nutritional supplements, functional foods, therapeutic products and other technologies aimed at maintaining or improving the health and performance of muscle tissue.  The Company has only realized revenues of $2,921,489 through September 30, 2013 without fully implementing its plan of operations and therefore is still considered a development stage company.

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

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period.

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

The intellectual property carrying value as of September 30, 2013 and December 31, 2012 was $2,000,000.  Management performed their quarterly review of the intellectual property and determined no impairment existed and there was no change to the carrying value for the nine months ended September 30, 2013.

Revenue Recognition
The Company recognizes revenue when products are shipped and collection is reasonably assured.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2013 and 2012

Inventories
Inventory consist of the following:
	September 30,	December 31,
	2013	2012
Raw materials	$10,869	$213,848
Work in process	-	-
Finished goods	-	4,469
Total Inventory	$10,869	$218,317

Inventories are stated at the lower of cost or market, with cost determined on a first in, first-out basis.

Advertising
The Company charges the costs of advertising to expense as incurred. The Company incurred $924,368 and $260,427 of advertising and promotional costs for the nine months ended September 30, 2013 and 2012 respectively, and $1,518,930 since its inception.  Pursuant to its distribution agreement with Maximum Human Performance (“MHP”), entered into on May 16, 2012, the Company has a co-operative advertising arrangement whereby the Company pays MHP a fee for each unit sold (See Note 10 - Commitments, Contingencies and Other Comments - Distribution Agreement).

Fixed Assets
Fixed assets consist of the following:

	September 30, 2013	December 31, 2012
Furniture, fixtures and equipment	$100,758	$3,024
Computers and software	15,247	6,814
Leasehold improvements	233,954	-
Other	5,000	-
Total fixed assets	354,959	9,838
Less accumulated depreciation	(27,000)	(1,449)
Net book value of fixed assets	$327,959	$8,389

Repair and maintenance costs are expensed as incurred.  Depreciation expense was $25,553 and $771 for the nine months ended September 30, 2013 and 2012, respectively.

Concentrations of Risk, Significant Distributor and Customer and Significant Supplier
The Company maintains its bank accounts with a high credit quality financial institution and has never experienced any losses related to these bank accounts.  From December 31, 2010 through December 31, 2012, all non-interest-bearing transaction accounts were fully insured by the FDIC, regardless of the balance of the account and the ownership capacity of the funds, and interest bearing accounts were insured up to $250,000.  Beginning 2013, insurance coverage reverted back to $250,000 per depositor at each financial institution.  The Company had two noninterest-bearing checking accounts and one interest-bearing savings account which totalled $1,882,714 as of September 30, 2013.   At September 30, 2013, the Company's uninsured cash balances totalled $1,632,714.

Effective May 2012, MHP became the exclusive distributor and sole customer of the Company's MYO-X product and formula (see Note 10 - Commitments, Contingencies and Other Comments – Distribution Agreement).  MHP's exclusivity expired in September 2013.  While the distribution agreement otherwise remains in effect,  the parties are currently negotiating a new agreement.

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
September 30, 2013 and 2012

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

Equity-based compensation expense for awards to employees and non-employees was $1,042,793 and $707,143 for the nine month periods ended September 30, 2013 and 2012, respectively.

Comprehensive Loss
The Company had no items of other comprehensive income or expense for the nine month periods ended September 30, 2013 and 2012.  Accordingly, the Company's comprehensive loss and net loss are the same for all periods presented.

Research and Development
The Company incurred $398,199 and $18,279 of research and development costs (which are included in general and administrative expenses) for the nine months ended September 30, 2013 and 2012 respectively, and $605,020 since its inception.

Segment Information
ASC 280, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual consolidated financial statements and requires selected information for those segments to be presented in financial reports issued to stockholders.  It also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance.  The Company operates in a single segment, internally reports the results of operations for that segment and the information disclosed herein materially represents all of the financial information related to the single operating segment.

Fair Value Measurement
The Company adopted the provisions of ASC 820 Fair Value Measurements and Disclosures on January 1, 2009.  ASC 820 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy.  It does not require any new fair value measurements.  It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments.

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

The Company adopted the provisions of ASC 825, The Fair Value Option for Financial Assets and Liabilities, on January 1, 2009.  ASC 825 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”).  Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable.  At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected are reported as a cumulative adjustment to beginning retained earnings.

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

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2013 and 2012

Basic and Diluted Income (Loss) per Share
In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding.  Diluted loss per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At September 30, 2013 and 2012, the Company’s stock equivalents were anti-dilutive and excluded in the diluted loss per share computation.  The aggregate number of potentially dilutive options and warrants outstanding at September 30, 2013 and 2012 were 11,091,000 and 1,650,000, respectively.

Income Taxes
Income taxes are accounted for under the asset and liability method in accordance with ASC 740, Accounting for Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized.

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

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company's financial statements.  For the nine months ended September 30, 2013 and 2012, the Company did not recognize any interest or penalty expense related to income taxes.  The Company files income tax returns in the U.S. federal jurisdiction and states in which it does business.

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
September 30, 2013 and 2012

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

The Company received aggregate gross proceeds of $9,350,490 from the private placements as follows:

Date	Shares	Gross Proceeds	Related Warrant Liability at Inception	Related Warrant Liability at September 30, 2013
February 25, 2011	4,766,666	$1,430,000	$2,350,251	$-
May 31, 2011	1,409,999	423,000	1,186,859	-
June 27, 2011	1,874,999	562,500	1,243,838	-
July 12, 2011	83,333	25,000	57,742	-
December 2, 2011	200,000	40,000	-	-
February 10, 2012	3,250,000	325,000	-	-
February 14, 2012	4,000,000	400,000	-	-
March 7, 2012	1,000,000	100,000	-	-
March 15, 2012	1,750,000	175,000	-	-
March 22, 2012	250,000	25,000	-	-
April 9, 2012	1,000,000	100,000	-	-
April 24, 2012	* 200,000	-	-	-
June 28, 2012	2,400,000	600,000	-	-
July 6, 2012	20,580,000	5,144,990	-	-
	42,764,997	$9,350,490	$4,838,690	$-

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

NOTE 4 - ADVANCES, ACCOUNTS PAYABLE AND ACCRUED EXPENSES -  RELATED PARTIES

As of September 30, 2013 and December 31, 2012, there are no amounts due to related parties for advances, accounts payable and accrued expenses.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2013 and 2012

NOTE 5 - NOTES AND LOANS PAYABLE

Convertible Notes Payable
On November 29, 2011, the Company received aggregate proceeds of $400,000 from two individuals ($150,000 of which was from a director of the Company) on notes payable bearing interest at 18%, due on May 29, 2012 and convertible into common stock at the rate of $0.20 per share or an adjusted lower rate determined by reference to a subsequent qualified financing.  As additional consideration, the note holders were issued an aggregate of 400,000 shares of common stock valued at $0.15 per share for an aggregate of $60,000.  The value of the shares issued were recorded as deferred financing costs and were amortized over the six month term of the notes.  There were no unamortized balances at September 30, 2013 and December 31, 2012, respectively.  Related amortization expense was $34,000 for the nine months ended September 30, 2012.

On June 28, 2012, the aggregate principal of $400,000 and the accrued interest of $41,800 on the notes were converted into 2,209,000 shares of restricted common stock at $0.20 per share, the value of which exceeded the principal and accrued interest by $618,520 on the conversion date.  This amount was recorded as interest expense in the second quarter of 2012.  The amount recorded as interest expense for the nine months ended September 30, 2012 was $654,123.

Notes Payable to Director
A director loaned the Company $99,500, of which $60,000 was advanced on September 29, 2011 and was evidenced by an unsecured note payable which was due on October 29, 2011 bearing interest at 3%; $10,000 was advanced in October 2011; $10,000 was advanced in December 2011 for direct payment to a vendor and $19,500 of which was advanced in January 2012 for direct payments to vendors.  On June 28, 2012, the principal plus accrued interest on the loans and advances of $1,961 (aggregate of $101,461) were converted into 507,306 shares of common stock at $0.20 per share, the value of which exceeded the principal and accrued interest by $142,046 on the conversion date.  This amount was recorded as interest expense in the second quarter of 2012.  The amount recorded as interest expense for the nine months ended September 30, 2012 was $143,557.

Note Payable to Shareholders
On May 20, 2010, the Company issued a note for $7,500 bearing interest at 5% in exchange for a shareholder's payment of $7,500 on an open account payable balance. The note was due and payable upon demand.  On September 20, 2012, the aggregate principal and accrued interest  were converted into 30,000 shares of restricted common stock. The amount recorded as interest expense for the nine months ended September 30, 2012 was $188.

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

NOTE 7 - WARRANTS, OPTIONS, EQUITY INCENTIVE PLAN AND STOCK ISSUANCES

Warrants
During the year ended December 31, 2011, the Company issued a total of 8,284,997 warrants to purchase restricted common stock.  Of those warrants, 8,134,997 were issued to private placement investors and included down round full ratchet anti-dilution provisions requiring periodic repricing if shares are later offered at lower prices.  In June 2012, holders of 7,529,999 warrants received 1,506,004 shares of restricted common stock in exchange for those warrants.  In September 2012, holders of 488,331 warrants received 97,669 shares of restricted common stock in exchange for such warrants and a holder of 116,667 warrants exercised such warrants at $0.10/share and received 116,667 shares of restricted common stock. During the year ended December 31, 2012 and nine months ended September 30, 2013, no warrants were issued.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2013 and 2012

The following table summarizes the total warrants issued to private placement investors and consultants.    During the nine months ended September 30, 2013, no warrants were issued.  Derivative charges were $22,050 and ($177) for the nine months ended September 30, 2013 and 2012, respectively. The number of warrants outstanding as of September 30, 2013 is 50,000.

Grant Date	Number of Warrants Issued	Number of Warrants Exchanged, Exercised or Expired	Number of Warrants Outstanding as of September 30, 2013	Exercise Price Original/Repriced	Expiration Term in Years
February 25, 2011 (A)	4,766,666	4,766,666	-	$0.60/$0.10	-
May 31, 2011 (A)	1,409,999	1,409,999	-	$0.60/$0.10	-
June 27, 2011 (A)	1,874,999	1,874,999	-	$0.60/$0.10	-
June 27, 2011 (B)	100,000	100,000	-	$1.00	-
July 12, 2011 (A)	83,333	83,333	-	$0.60/$0.10	-
December 23, 2011 (B)	50,000	-	50,000	$1.00	.23

(A) Private placement warrants (these warrants were subject to down round full ratchet anti dilution provisions and the exercise price was adjusted to $0.10 per share in February 2012)
(B) Sponsorship agreement, including put option - see Note 10 - Commitments, Contingencies and Other Comments – Sponsorship Agreement.

The following table summarizes the activities in warrants for the year ended December 31, 2012 and the nine months ended September 30, 2013:

	Shares Under Warrants	Weighted Average Exercise Price Original/Repriced
Balance at January 1, 2012	8,284,997	$0.61/$0.10
Warrants granted	-
Warrants exercised	(116,667)
Warrants cancelled/exchanged/expired	(8,018,330)
Balance at December 31, 2012	150,000	$1.00
Warrants granted	-
Warrants exercised	-
Warrants cancelled/exchanged/expired	100,000	$1.00
Balance at September 30, 2013	50,000	$1.00

The following table summarizes information about warrants outstanding and exercisable at September 30, 2013.  As all warrants currently outstanding are fully and immediately vested at issuance, the information for both outstanding and exercisable are identical.

Warrants Outstanding and Exercisable
Range of Exercise Price	Warrants Outstanding and Exercisable	Weighted Average Remaining Contractual Life
$1.00	50,000.23

The following table summarizes the assumptions used to value the warrants using the Black-Scholes option pricing model:

Grant Date		Number of Warrants Issued/ Outstanding	Stock Price on Measurement Date	Exercise Price	Expected Term	Expected Volatility	Dividend Yield	Risk Free Rate
(A)	02/25/11	4,766,666	$0.50	$0.60	3.00	285.20%	0.00%	1.48%
(A)	05/31/11	1,409,999	$0.85	$0.60	3.00	208.89%	0.00%	0.79%
(A)	06/27/11	1,874,999	$0.67	$0.60	3.00	295.31%	0.00%	0.64%
(A)	07/12/11	83,333	$0.70	$0.60	3.00	278.00%	0.00%	0.42%
(B)	06/27/11	100,000	$0.67	$1.00	2.00	213.59%	0.00%	0.41%
(B)	12/23/11	50,000	$0.09	$1.00	2.00	209.00%	0.00%	0.28%

(A) Private placement warrants
(B) Sponsorship agreement, including put option - see Note 10 - Commitments, Contingencies and Other Comments – Sponsorship Agreement.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2013 and 2012
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

The following table summarizes the activities in stock options (outside the Plan) for the year ended December 31, 2012 and the nine months ended September 30, 2013:

	Shares Under Options	Weighted Average Exercise Price
Balance at January 1, 2012	1,250,000	$0.61
Options granted	250,000	$0.14
Options exercised	-
Options cancelled/expired	-
Balance at December 31, 2012	1,500,000	$0.53
Options granted	-
Options exercised	-
Options cancelled/expired	-
Balance at September 30, 2013	1,500,000	$0.53

At September 30, 2013, the weighted-average remaining term of the options was 7.95 years.  As of September 30, 2013, the aggregate intrinsic value of outstanding options and the aggregate intrinsic value of exercisable options was $NIL.  The aggregate intrinsic value is calculated by multiplying the number of outstanding and exercisable options by the amount by which the market price for our common stock at September 30, 2013 would exceed the exercise price for each option.  The market price for our common stock at September 30, 2013 was $0.12.  The aggregate unvested cost of the options at September 30, 2013 was $79,861.

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

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2013 and 2012

The following table summarizes information about the options (outside the Plan) outstanding and exercisable at September 30, 2013 by the directors and scientific advisory board members:

Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Range of Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life
$0.64	750,000	7.79	$0.64	625,000	7.79
$0.69	250,000	7.82	$0.69	250,000	7.82
$0.45	250,000	7.87	$0.45	250,000	7.87
$0.14	250,000	8.65	$0.14	166,666	8.65

As of September 30, 2013, 1,291,666 options have vested and 208,334 options remain unvested. The vesting terms range from 3 to 4 years and the vested options have a weighted average remaining term of 7.92 years and a weighted average exercise price of $0.55 per share.

Equity Incentive Plan
On September 24, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan (the "Plan"), which was adopted by stockholders on November 20, 2012.  The Company believes that such awards better align the interests of its employees and directors with those of its shareholders.  The Company has reserved 10,000,000 shares of common stock under the Plan.  As of September 30, 2013, options to purchase 9,541,000 shares of the Company's stock have been granted under the Plan, as set forth in the table below:

Issued to	Number of Options	Range of Exercise Price	Expiration Term in Years
Employees	112,000	$0.20 to 0.25	10
Consultants	1,327,000	$0.20 to 0.25	10
Officers	1,152,000	$0.20 to 0.25	10
Directors	6,700,000	$0.14 to 0.35	10
Scientific Advisory Board Member	250,000	$0.25	10
Total	9,541,000

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

The following table summarizes the assumptions used to value the Plan options using the Black-Scholes option pricing model:

Grant Date	Number of Options	Stock Price on Measurement Date	Exercise Price	Expected Term	Expected Volatility	Dividend Yield	Risk Free Rate
11/20/12	6,000	$0.20	$0.20	10.00	166.00%	0.00%	1.66%
01/01/13	150,000	$0.19	$0.22	10.00	164.00%	0.00%	2.00%
01/07/13	350,000	$0.20	$0.20	10.00	166.00%	0.00%	1.92%
01/07/13	2,000,000	$0.20	$0.25	10.00	166.00%	0.00%	1.92%
02/07/13	5,000,000	$0.20	$0.35	10.00	164.00%	0.00%	1.99%
02/07/13	450,000	$0.20	$0.25	10.00	164.00%	0.00%	1.99%
02/08/13	250,000	$0.19	$0.20	10.00	164.00%	0.00%	2.00%
02/28/13	100,000	$0.20	$0.25	10.00	158.00%	0.00%	1.89%
04/01/13	150,000	$0.14	$0.14	10.00	160.00%	0.00%	1.86%
05/06/13	400,000	$0.12	$0.25	10.00	161.00%	0.00%	1.80%
05/20/13	10,000	$0.12	$0.25	10.00	161.00%	0.00%	1.97%
05/21/13	200,000	$0.12	$0.25	10.00	161.00%	0.00%	1.94%
05/24/13	5,000	$0.13	$0.25	10.00	160.00%	0.00%	2.01%
06/10/13	100,000	$0.16	$0.25	10.00	160.00%	0.00%	2.22%
07/01/13	150,000	$0.19	$0.19	10.00	159.00%	0.00%	2.50%
08/21/13	220,000	$0.17	$0.25	10.00	157.00%	0.00%	2.87%

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2013 and 2012

The following table summarizes the activities in stock options issued under the Plan during 2012 and during the nine month period ended September 30, 2013:

	Shares Under Options	Weighted Average Exercise Price
Balance at January 1, 2012	-
Options granted	8,000	$0.20
Options exercised	-
Options cancelled/expired	-
Balance at December 31, 2012	8,000	$0.20
Options granted	9,535,000	$0.30
Options exercised	-
Options cancelled/expired	(2,000)	$0.20
Balance at September 30, 2013	9,541,000	$0.30

At September 30, 2013, the weighted-average remaining term of the options was 9.38 years.  As of September 30, 2013, the aggregate intrinsic value of outstanding options and the aggregate intrinsic value of exercisable options was $NIL.  The aggregate intrinsic value is calculated by multiplying the number of outstanding and exercisable options by the amount by which the market price for our common stock at September 30, 2013 would exceed the exercise price for each option.  The market price for our common stock at September 30, 2013 was $0.12.  The aggregate unvested cost of the options at September 30, 2013 was $1,116,174.

The following table summarizes information about options outstanding and exercisable at September 30, 2013 that were granted under the Plan:

Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Range of Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life
$0.14	150,000	9.51	$0.14	-	-
$0.19	150,000	9.76	$0.19	-	-
$0.20	606,000	9.31	$0.20	159,333	9.32
$0.22	150,000	9.28	$0.22	-	-
$0.25	3,485,000	9.40	$0.25	358,332	9.29
$0.35	5,000,000	9.36	$0.35	-	-

As of September 30, 2013, 517,665 options have vested and 9,023,335 options remain unvested.  The vesting terms range from zero to 5 years and the vested options have a weighted average remaining term of 9.30 years and a weighted average exercise price of $0.23 per share.

Stock Issuances
During the year ended December 31, 2012, the Company issued an aggregate of 4,183,395 shares of restricted common stock to consultants, a director, an employee and officers for services provided to the Company.  The shares issued were valued at trading prices on the date of issuance between $0.07 and $0.45 per share.  The compensation cost as a result of the issuance and vesting of such shares are aggregate charges of $40,337 and $445,063 for the nine month periods ended September 30, 2013 and 2012, respectively.  The shares issued to one of our officers and a director are subject to certain vesting requirements.

During the nine months ended September 30, 2013, the Company issued an aggregate of 1,339,000 shares of restricted common stock to a director, an employee and consultants.  All such shares were valued at trading prices on the date of issuance between $0.12 and $0.20 per share,  The compensation cost as a result of the issuance and vesting of such shares is an aggregate charge of $94,549 for the nine month period ended September 30, 2013.  Additionally, on January 7, 2013, the Company issued 5,000,000 shares to an officer which were subsequently cancelled in April 2013 upon the termination of his employment with the Company.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2013 and 2012

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

The intellectual property carrying value as of September 30, 2013 and December 31, 2012 was $2,000,000.  Management performed their annual and quarterly reviews of the intellectual property and determined no impairment existed and there was no change to the carrying value for the year ended December 31, 2012 and the nine months ended September 30, 2013, respectively.

NOTE 9 - INCOME TAXES

Income tax expense for the nine months ended September 30, 2013 and 2012 is shown as follows:

Nine months ended September 30,	2013	2012
Current	$1,300	$1,550
Deferred	-	-
Total	$1,300	$1,550

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2013 and 2012

The effects of temporary differences between the financial reporting and income tax bases of assets and liabilities which give rise to the deferred tax assets and liabilities are presented below:

	September 30, 2013	December 31, 2012
Deferred tax assets:
Goodwill	$588,015	$672,348
Net operating losses	3,104,230	2,133,004
Other	1,582	1,542
Total deferred tax assets	3,693,827	2,806,894
Valuation allowance	(3,681,438)	(2,804,632)
Total net deferred tax assets	12,389	2,262

Deferred tax liabilities:
Depreciation	(12,389)	(2,262)
Total deferred tax liabilities	(12,389)	(2,262)
Net deferred tax asset	$-	$-

The valuation allowance for the deferred tax asset increased by $876,806 for the nine months ended September 30, 2013.

The Company has net operating losses amounting to approximately $7,891,134 that expire in various periods through 2033.  The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules.  Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, the current global economic crisis imposes additional profitability risks that are beyond the Company’s control.  Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

The Company has no uncertain income tax positions.

The tax years ended December 31, 2007 through 2012 are open for examination by federal and state taxing authorities.

The statutory federal income tax rate and the effective rate are reconciled as follows:

	September 30, 2013	September 30, 2012
Statutory federal income tax rate	34.00%	34.00%
State taxes, net of federal tax benefit	5.94%	5.00%
Valuation allowance	(39.94)%	(39.00)%
Net deferred tax asset	-%	-%

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
September 30, 2013 and 2012

NOTE 10 - COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS

Distribution Agreement
On May 16, 2012, the Company entered into a distribution agreement (the "Agreement") with MHP, a company engaged in the development, marketing and distribution of nutritional and other therapies for the consumer.  Pursuant to the Agreement, MHP will, on an exclusive basis, provide marketing, sales and distribution of MYO-T12, to be sold under the brand name MYO-X, in retail and other outlets.  MHP agreed to pay the Company $195,301 upon the execution of the Agreement, with such amount credited against inventory purchases.  The Agreement also provides, upon termination of MHP's exclusivity rights, additional supply and payment rights to MHP (including a per-unit royalty in the low single digits).  The Agreement provided for one year of exclusivity for MHP, which expired on September 29, 2013.  While the Agreement remains in effect, the parties are currently negotiating a new agreement.  The Agreement further provides for a co-operative advertising arrangement with MHP, whereby the Company is required to pay MHP a fee for each unit of MYO-X sold, and rebate payments to MHP based on a percentage of product cost reductions realized by the Company.

Bank Line of Credit
In October 2013, the Company was granted a $500,000 line of credit by City National Bank, that bears a per annum interest rate through April 15, 2014 equal to the prime rate, after which the rate changes to the prime rate plus 1.25 percent.  As of the date of this report, the Company has not drawn on the line of credit.

Operating Lease
The Company leases its corporate offices under an operating lease expiring in July 2017.  The Company has two options to renew such lease for a term of three years each with annual rent increases of 3%.

The future minimum lease payments under the non-cancellable operating lease in excess of one year at September 30, 2013 is as follows:

Year Ending December 31,	Amount
2013	$14,042
2014	59,434
2015	65,095
2016	67,163
2017	39,623
Total	$245,357

Rent expense for the nine months ended September 30, 2013 and 2012 was $44,018 and $22,155, respectively.

Supply Agreement
On June 24, 2013, the Company entered into a supply agreement with Deutsches Institut fur Lebensmitteltechnik e.V. - the German Institute for Food Technologies (“DIL”).  The agreement obligates the Company to minimum annual quantity purchases, and provides that DIL will manufacture and supply the Company with the proprietary product contained in MYO-X and that DIL shall only manufacture the product for commercial purposes with the Company’s consent.  The term of the agreement is for two years, and will continue indefinitely until terminated by either party upon three months written notice.

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
September 30, 2013 and 2012

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

In the event Mr. Levy’s employment is terminated for any reason other than cause, death or disability, or if Mr. Levy terminates his employment for good reason, he will be entitled to receive any accrued and unpaid base salary and employee benefits up to the date of termination as well as any vested shares. In addition, he will be entitled to receive his base salary for twelve months following the date of termination, a cash amount equal to the greater of (i) $50,000 or (ii) the average of all annual cash bonuses received under the agreement, and payment of all COBRA premiums for twelve months following the date of termination.

In the event Mr. Levy’s employment is terminated in connection with, or as a result of, a change of control (as defined in the agreement), or if Mr. Levy terminates his employment for good reason following a change in control, he will be entitled to receive any accrued and unpaid base salary and employee benefits up to the date of termination. In addition, he will be entitled to receive his base salary for twelve months following the date of termination, a cash amount equal to the greater of (i) $50,000 or (ii) the average of all annual cash bonuses received under the agreement, and payment of all COBRA premiums for twelve months following the date of termination. Furthermore, all of his unvested shares will vest as of the date of the consummation of the change in control.

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
September 30, 2013 and 2012

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

The 100,000 warrants issued upon execution of the agreement and the 50,000 warrants issued in December 2011 were valued at September 30, 2013 at $NIL and $43,950, respectively, using a Black-Scholes option pricing model with the put option as the predominant feature of the instrument.  On June 27, 2013, the 100,000 warrants expired and a $100,000 liability was recorded.

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

Plan of Operation

We are focused on the discovery, development and commercialization of nutritional supplements, functional foods, therapeutic products and other technologies aimed at maintaining or improving the health and performance of muscle tissue.  Our initial core product is MYO-T12, a natural, temporary myostatin-inhibiting product.  Our sales are conducted pursuant to our distribution agreement with MHP.  Our plan of action over the next twelve months is to: (i) deepen the scientific understanding of the activity of MYO-T12, specifically as a natural and temporary modulator of the regulatory peptide myostatin, and to leverage this knowledge to strengthen and build our intellectual property, (ii) conduct research and development activities to evaluate myostatin modulation in a range of both wellness and disease states, (iii) identify other products and technologies which may broaden our portfolio and define a business development strategy to protect, enhance and accelerate the growth of our products, (iv) reduce the cost of manufacturing through process improvement, (v) identify contract manufacturing resources that can fully meet our future growth requirements, (vi) develop a differentiated and advantaged consumer positioning, brand name and iconography, and (vii) create a sales and marketing capability through alliances to maximize near-term and future revenues. We believe that existing wellness and therapeutic targets, such as myostatin, represent a rational entry point for additional drug discovery efforts and are evaluating a separate, concurrent objective in this area.

Our distribution agreement with MHP represents a significant shift away from our previous plan to market the product to the consumer as well as to other specialty retail distributors directly.  Instead, we co-brand our product under the MYO-X name and focus on conducting clinical trials of MYO-T12 to support our marketing claims as well as to enhance our intellectual property, to develop product improvements and new products, and to reduce the cost of the product by finding more efficient manufacturing processes and contract manufacturers.  MHP's exclusivity expired in September 2013 and the parties are negotiating a new agreement.

As an early development-stage biotherapeutics and nutritional products company, we are dedicated to basic and clinical research which support our existing and future product portfolio.  We have launched our internal research and development efforts through construction of a dedicated protein chemistry and proteomics laboratory led by Dr. Neerav Padilya.  The Company incurred approximately $49,000 of costs related to the construction of its state-of-the-art research laboratory through the third quarter of 2013 which have been capitalized for future R&D activities.  This laboratory is actively evaluating the many active molecules in our lead product MYO-T12. In addition, the research performed in this laboratory will establish a basis for the continued submission of patent applications to help protect the Company's intellectual property.  The Company is dedicated to protecting its innovative technology.

Additionally, the Company invests in research and development activities externally through academic and industry collaborations aimed at enhancing its products and broadening its product portfolio. The Company is committed to research and development and expects its investment in research and development to continue to grow in the future.

In July 2013, the Company entered into a clinical study agreement with The Brigham and Woman’s Hospital, Inc. to conduct a clinical study on the effects of MYO-T12 alone or in combination with testosterone on skeletal mass and the fat mass in a preclinical rodent model.  This study is expected to be completed in the first quarter of 2014.

In September 2013, the Company entered into a clinical study agreement with Hackensack University Medical Center to conduct a clinical study to determine the effects of MYO-T12 on blood chemistries and body mass index in healthy adult women.  This study is expected to be completed in the first quarter of 2014.

This aforementioned agreements are an integral part of our business strategy and we believe they will provide a clear scientific rationale for MYO-T12's role as a nutritional product and support its use in different medical and health applications in the future.

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

Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012

For the three months ended September 30, 2013, the Company generated gross revenues of $1,019,952 ($917,574 net of rebates) compared to gross and net revenues of $365,934 ($NIL rebates) for the three months ended September 30, 2012.  The Company sold 25,495 cans (300 grams/can) of its product during the three months ended September 30, 2013 compared to sales of 8,927 cans (300 grams/can) of its product during the three months ended September 30, 2012.  Gross profit for the three months ended September 30, 2013 was $490,143 compared to $11,344 for the three months ended September 30, 2012.  General and administrative expenses for the three months ended September 30, 2013 was $1,271,562 compared to $1,058,968 for the three months ended September 30, 2012, mostly due to higher advertising costs.  Other income for the three months ended September 30, 2013 was income of $837 compared to income of $235,046 for the three months ended September 30, 2012, mostly due to no income recorded from the change in the fair value of our outstanding warrants during the current period.  The net loss for the three months ended September 30, 2013 was $780,582 compared to a net loss of $812,578 for the three months ended September 30, 2012.

Research and development costs (which are included in general and administrative expenses) for the three months ended September 30, 2013 was $112,924 compared to $18,279 for the three months ended September 30, 2012.

Upon completion of our quarterly impairment testing for indefinite lived intangible assets after the third quarter of 2013, we determined that the carrying values of the intellectual property intangible assets did not exceed its fair value. As a result, no impairment existed and there was no change to the carrying amount of intellectual property for the three months ended September 30, 2013.

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012

For the nine months ended September 30, 2013, the Company generated gross revenues of $2,140,595 ($1,910,287 net of rebates) compared to gross and net revenues of $734,363 ($NIL rebates) for the nine months ended September 30, 2012.  The Company sold 53,517 cans (300 grams/can) of its product during the nine months ended September 30, 2013 compared to sales of 17,285 cans (300 grams/can) of its product during the nine months ended September 30, 2012.  Gross profit for the nine months ended September 30, 2013 was $1,038,099 compared to $78,366 for the nine months ended September 30, 2012.  General and administrative expenses for the nine months ended September 30, 2013 was $3,896,374 compared to $2,091,975 for the nine months ended September 30, 2012, mostly due to higher advertising, salary and consulting costs.   Other income (expense) for the nine months ended September 30, 2013 was income of $3,959 compared to expense of ($882,667) for the nine months ended September 30, 2012, mostly due to no interest expense during the current period.  The net loss for the nine months ended September 30, 2013 was $2,854,316 compared to a net loss of $2,896,286 for the nine months ended September 30, 2012.

Research and development costs (which are included in general and administrative expenses) for the nine months ended September 30, 2013 was $398,199 compared to $18,279 for the nine months ended September 30, 2012.

Period from April 11, 2007 (Date of Inception) to September 30, 2013

In the period from April 11, 2007 (inception) to September 30, 2013, we generated gross revenues $3,184,141 ($2,921,489 net of rebates, including net revenues from MHP of $2,743,759) while incurring $11,772,539 in general and administrative expenses. The cumulative net loss since inception is $12,500,022 including net non-cash derivatives valuation adjustments of $1,680,267 and intellectual property impairment charges of $2,662,000.

The Company incurred research and development costs (which are included in general and administrative expenses) in the period from April 11, 2007 (inception) to September 30, 2013 of $605,020.

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

Liquidity and Capital Resources

The Company plans to incur approximately $687,000 in research and development costs within the next two fiscal quarters in addition to its normal operating cash needs.

As of September 30, 2013, we had cash of $1,883,464 and $4,708,989 in total assets (which includes $2,038,117 of intangible assets).  For the nine months ended September 30, 2013, we used cash of $2,096,198.  We also have funds up to $500,000 available in a line of credit (See NOTE 10 - Commitments, Contingencies and other Comments).  Additionally, the Company may seek to raise additional capital through the issuance of debt or equity securities.  We believe we will have sufficient funds for operations, inventory procurement, product development and research and development costs through September 30, 2014.

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

Long-lived Assets

We apply the provisions of Financial Accounting Standard Board (FASB) Accounting Standards Codification (ASC) No. 360, Property, Plant and Equipment. ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013.  Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act for the quarter ended September 30, 2013 was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.  Legal  Proceedings.

None.

Item1A.  Risk Factors.

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

Item 6.  Exhibits.

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

MYOS CORPORATION

Date: November 8, 2013	By:	/s/ Carl DeFreitas
Name: Carl DeFreitas
Title: Chief Financial Officer