Form 10-K
period 2013-12-31
MYOS Corp
filed 2014-03-31
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No☒

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common shares on June 30, 2013, as reported on the OTC Bulletin Board, was approximately $18.6 million.

As of March 26, 2014, there were 2,919,235 shares of the registrant’s common stock outstanding.

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

Overview

MYOS Corporation (“MYOS”, the “Company”, “we”, “us” and “our”) was incorporated in the State of Nevada on April 11, 2007.  Prior to February 2011, we did not have any operations and did not generate any revenues. Since February 2011, our principal activities have been focused on the discovery, development and commercialization of nutritional supplements, functional foods, therapeutic products and other technologies aimed at maintaining or improving the health and performance of muscle tissue.  In February 2011, we acquired our platform dietary supplement product called MYO-T12. We are developing a marketing and sales strategy to maximize revenues from MYO-T12 in a consumer base of body builder and fitness users as well as a broader target of age management.  Additionally, we are evaluating the value of this product in the therapeutic markets, including the treatment of sarcopenia, cachexia, anorexia, obesity and muscular-related conditions.

On February 25, 2011, we, a newly-formed wholly-owned subsidiary, and Peak Wellness, Inc., or Peak, entered into an intellectual property purchase agreement, or the purchase agreement, pursuant to which our subsidiary purchased from Peak the intellectual property pertaining to MYO-T12, a natural-myostatin inhibitor, including the formula, certain trademarks, trade secrets, patent applications and certain domain names.  In exchange for the assets, we paid Peak $1,150,000 (of which $450,000 was paid in cash and $700,000 via the issuance of a promissory note) and issued 7,024,000 shares of common stock to Peak.  On February 22, 2012, we paid the promissory note in full from the proceeds of a private placement that closed in February 2012.

Since our acquisition of MYO-T12, our business focus has been on the discovery, development and commercialization of nutritional supplements, functional foods, therapeutic products and other technologies aimed at maintaining or improving the health and performance of muscle tissue.  We have earned revenues through the sale and distribution of MYO-T12.  In May 2012, we entered into a distribution agreement with Maximum Human Performance, or MHP, to provide marketing, sales and distribution of MYO-X, a branded version of MYO-T12, in specialty retail and other outlets.  We are continuing to develop additional channels for distributing our products in other markets.

Our principal objectives include efforts to: (i) deepen the scientific understanding of the activity of MYO-T12 (or Fortetropin™, which refers to fertilized egg yolk powder), specifically as a natural, reversible, temporary modulator of the regulatory peptide myostatin, and to leverage this knowledge to strengthen and build our intellectual property, (ii) conduct research and development activities to evaluate myostatin modulation in a range of both wellness and disease states, (iii) identify other products and technologies which may broaden our portfolio and define a business development strategy to protect, enhance and accelerate the growth of our products, (iv) reduce the cost of manufacturing through process improvement, (v) identify contract manufacturing resources that can fully meet our future growth requirements, (vi) develop a differentiated and advantaged consumer positioning, brand name and iconography, and (vii) create a sales and marketing capability through alliances to maximize near-term and future revenues. We believe that existing wellness and therapeutic targets, such as myostatin, represent a rational entry point for additional drug discovery efforts and are evaluating a separate, concurrent objective in this area.

Our executive offices are currently located at 45 Horsehill Road, Suite 106, Cedar Knolls, New Jersey 07927 and our telephone number is (973) 509-0444. Our website address is http://www.myoscorp.com. Neither the information on our current or future website is, and such information shall not be deemed to be, a part of this report or incorporated in filings we make with the Securities and Exchange Commission.

General

Subsequent to the acquisition of MYOS-T12 on February 25, 2011, we have been focusing on the discovery, development, and commercialization of nutritional supplements, functional foods, therapeutic products, and other technologies aimed at improving the health and performance of muscle tissue. We currently earn revenues from the distribution of MYO-T12, our platform dietary supplement product.  Our directors and members of our Scientific Advisory Board, including Dr. Robert Hariri, Dr. Robert Aston, Dr. Sol Barer, Dr. Louis Aronne, Dr. Caroline Apovian and Dr. Neilank Jha have significant research and development experience and we will consider retaining other individuals or companies to enhance our research and development activities as necessary.  While MYO-T12 is our first proprietary formulation, we plan to formulate or acquire additional products in the future.

Myostatin plays a central role in skeletal muscle health, and interest in myostatin continues to grow within the medical community.  As MYO-T12 is the only clinically proven natural supplement of which we are aware available in the market that temporarily reduces serum myostatin levels, we hope to capture first-mover advantage in the market place. The medical community has increased its focus on muscle health, specifically focusing on the aging U.S. population that can benefit most from myostatin modulation. We believe persons suffering from sarcopenia, which is muscle loss due to aging, may also benefit from MYO-T12 as muscle loss can be slowed by a reduction of myostatin in the body.

We believe that the combination of the above marketplace characteristics, combined with the experience of our directors and our management team and our current and future products will enable our business model to be successful.

Our Current Product—MYO-T12

In February 2011, we obtained all rights, trademarks and know-how to our platform dietary supplement product known as MYO-T12.  MYO-T12 has been shown in an acute clinical study (as described below) to temporarily influence human body levels of a genetic protein called myostatin.  MYO-T12 is manufactured to optimize biological activity and has demonstrated its potential in redefining existing standards of physical enhancement.  Myostatin is a substance identified in recent years as being a major force inhibiting muscle growth and recovery.  Myostatin is a protein produced by nearly every vertebrate animal including humans. Scientific research has identified rare animals and people that naturally lacked the gene needed to produce myostatin. These animals and humans appear healthy while being well-muscled and immensely strong. In the normal genome, myostatin is produced and increases with age inhibiting muscle growth and contributing to muscle atrophy in the aging

In 2005, Carlon M. Colker, M.D., FACN, our former Chief Medical Officer, discovered that follistatin, a natural substance known to inhibit myostatin, is found in significant levels in standard store-bought fertilized chicken eggs. These eggs, which are in the food supply, are 100% natural and are eaten regularly around the world.  When processed by a proprietary de-bulking and high-grade handling method, a concentrated biologically active powder is made.  This fertilized egg yolk powder now known as Fortetropin™ is the main ingredient in MYO-T12.

We believe that the underlying proprietary formulation technology of MYO-T12 provides us with a compelling product in the competitive marketplace. We believe MYO-T12, which is branded under the MYO-X name, is the only supplement of its kind available in the market that is backed by published scientific research demonstrating a reduction in blood levels of myostatin.  MYO-T12 is composed primarily of egg yolk, fructose and flavorings and is sold in 300 gram containers, which provides approximately one month’s supply of the product.

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

Strategy

We will seek to gain market share for our core branded product, MYO-T12, in the marketplace by (i) distributing MYO-T12 in the United States, (ii) formulating and developing new and complementary product lines, (iii) expanding U.S. distribution by increasing the channels of sale, (iv) expanding distribution geography beyond the U.S. and (v) making strategic product acquisitions.  Our strategy is to utilize the revenue and awareness generated by the sales and marketing of MYO-T12 to further advance our research and development of nutritional and therapeutic treatments for muscular-related conditions, including sarcopenia.

Marketing, Sales and Distribution

Through our distribution agreement with Maximum Human Performance, or MHP, a company engaged in the development, marketing and distribution of nutritional and other supplemental products for consumer use, we have been able to establish a strong customer base and sales have grown at a robust pace.  MYO-X, powered by MYOT-12, our proprietary formula, has been well received at specialty retail stores such as GNC, Vitamin Shoppe, Bobybuilding.com, and MHPStrong.com.  While we continue to work with MHP, we have expanded our focus into other channels beyond the sports and nutrition market and we are pursuing a variety of international opportunities as well.  The growing awareness of sarcopenia – best described as the degenerative loss of skeletal muscle mass associated with aging – has increased the public’s interest in myostatin inhibitors.  We remain committed to continuing our focus on various clinical trials in support of our marketing claims as well as to enhance our intellectual property, to develop product improvements and new products, and to reduce the cost of the product by finding more efficient manufacturing processes and contract manufacturers.

Research and Development

As an early development-stage bionutritional and biotherapeutics company, we are dedicated to basic and clinical research that supports our existing and future product portfolio. We have launched our internal research and development efforts through construction of a dedicated protein chemistry and proteomics laboratory led by Dr. Neerav Padilya.  We incurred approximately $62,400 of costs related to the construction of a state-of-the-art research laboratory in 2013 which have been capitalized for future research and development activities.   This laboratory is actively evaluating the many active molecules in our lead product MYO-T12. This research is an integral part of our business strategy and serves to provide a clear scientific rationale for MYO-T12’s role as a nutritional product and to support its use in different medical and health applications in the future. In addition, we expect the research performed in this laboratory will establish a basis for the continued submission of patent applications to help protect our intellectual property.  We are dedicated to protecting our innovative technology.  Additionally, we invest in research and development activities externally through academic and industry collaborations aimed at product enhancement, optimizing manufacturing and broadening the product portfolio. We are focused on the following areas of research:

Basic Research

•	Biochemical characterization of Fortetropin (MYO-T12)
•	Cutting edge proteomic and lipidomic approaches
•	Identifying proteins, peptides, and lipids responsible for pro-myogenic activity
•	Novel biotherapeutics products
•	Computational design of novel peptide inhibitors of myostatin
•	Developing effective in-vitro assay(s) for rapid screening
•	Pro-myogenic activity of novel bioactive molecules and formulations
•	Developing in-vivo models
•	PK/PD studies to support dosing and formulation

Pre-Clinical Research

•	Synergistic effects of Fortetropin (MYO-T12) and testosterone on skeletal muscle and fat mass in a rodent model
•	Ongoing at Brigham & Women’s Hospital – Harvard Medical Center
•	Potential alternative to testosterone replacement therapy
•	Synergistic effects of Fortetropin (MYO-T12) and metformin
•	Adjunctive approach for management for obesity and type II diabetes
•	PK/PD studies of novel bioactive molecules with pro-myogenic activity

Clinical Research

•	Effect of Fortetropin (MYO-T12) on lean muscle mass, strength, and power in resistance trained males
•	Ongoing at the University of Tampa
•	Effect of Fortetropin (MYO-T12) on blood chemistry and body mass index in healthy adult females
•	Ongoing at Hackensack University Medical Center
•	Effect of Fortetropin (MYO-T12) on muscle function and recovery after orthopedic procedures

We expect our investment in research and development to continue to grow in the future.

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

We regard our trademarks and other proprietary rights as valuable assets and believe that protecting our key trademarks is crucial to our business strategy of building strong brand name recognition. These trademarks are crucial elements of our business, and have significant value in the marketing of our products.  Federally registered trademarks have a perpetual life, provided that they are maintained and renewed on a timely basis and used correctly as trademarks, subject to the rights of third parties to attempt to cancel a trademark if priority is claimed or there is confusion of usage. We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. Much of our ongoing work, including our research and development, is kept highly confidential from third parties.  As such, we are in the process of adopting corporate confidentiality policies that comply with the Uniform Trade Secrets Act, to protect some of our most valuable intellectual property assets.

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

Our primary product MYO-T12 is required to be prepared in compliance with the FDA’s Good Manufacturing Practices, or GMPs, for dietary supplements.  MYO-T12 must be imported into the United States in conformance with APHIS’s requirements for egg products.  Other statutory obligations include reporting all serious adverse events on a Medwatch Form 3500A.  To date, we have not filed a Medwatch Form 3500A with the FDA nor have we been placed on notice regarding any serious adverse events related to MYO-T12.  Since eggs are considered a major food allergen under the Food Allergen Labeling and Consumer Protection Act of 2004, the labeling of MYO-T12 must note that the product contains egg yolk.

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

In March 2009, the General Accounting Office, or GAO, issued a report that made four recommendations to enhance the FDA’s oversight of dietary supplements. The GAO recommended that the Secretary of the Department of Health and Human Services direct the Commissioner of the FDA to: (1) request authority to require dietary supplement companies to identify themselves as a dietary supplement company and update this information annually, provide a list of all dietary supplement products they sell and a copy of the labels and update this information annually, and report all adverse events related to dietary supplements, not just serious adverse events; (2) issue guidance to clarify when an ingredient is considered a new dietary ingredient, the evidence needed to document the safety of new dietary ingredients, and appropriate methods for establishing ingredient identity; (3) provide guidance to industry to clarify when products should be marketed as either dietary supplements or conventional foods formulated with added dietary ingredients; and (4) coordinate with stakeholder groups involved in consumer outreach to identify additional mechanisms for educating consumers about the safety, efficacy, and labeling of dietary supplements, implement these mechanisms, and assess their effectiveness. These recommendations could lead to increased regulation by the FDA or future legislation concerning dietary supplements.

We cannot predict what effect additional domestic or international governmental legislation, regulations, or administrative orders, when and if promulgated, would have on our business in the future. New legislation or regulations may require the reformulation of certain products to meet new standards, require the recall or discontinuance of certain products not capable of reformulation, impose additional record keeping or require expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation.

 Manufacturing; Raw Materials and Suppliers

We are committed to producing and selling highly efficacious products that are trusted for their quality and safety. To date, our products have been outsourced to a third party manufacturer where the products are manufactured in full compliance with the current good manufacturing practice, or cGMP, standards set by the U.S. Food and Drug Administration, or FDA. We believe this arrangement provides us with an advantage in our margins, improves our return on assets, and allows us to invest in building consumer awareness and conducting clinical trials. All of the raw materials for our current product are currently sourced from third-party suppliers. Any shortages in our raw materials could result in materially higher raw material prices and adversely affect our ability to source our product. Since the beginning of 2012, we have been focusing on the efficiency and economics of manufacturing MYO-T12. Our management has examined the production cost and is working to achieve cost savings in production.

We have one principal manufacturer for our product. We have an agreement in place with our primary manufacturer, which is designed to support our growth and ensure consistence in production and quality. Our primary manufacturer purchases all needed raw materials from suppliers and coordinates any additional production steps with third-parties.  We also have multiple vendors for packaging and labeling.

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

Insurance

We maintain commercial liability, including product liability coverage, and property insurance. Our policy provides for a general liability of $5.0 million per occurrence, and $10.0 million annual aggregate coverage which includes our main corporate facility. We carry property coverage on our main office facility to cover our legal liability, tenant’s improvements, business property, and inventory. We maintain product liability insurance with an aggregate cap on retained loss of $10.0 million.

Employees

We currently have four full-time employees (including two executive officers) and one part-time employee. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

MYO-T12, which is branded under the MYO-X name, and distributed by MHP, is currently our sole product.  For the year ended December 31, 2013, our revenues for this product were only $3,548,193 ($3,317,885 net of rebates). We may fail to successfully market and promote MTO-T12.  Successfully marketing and promoting products such as MTO-T12 is a complex and uncertain process, dependent on the efforts of management, distributors, outside consultants and general economic conditions, among other things.  Any factors that adversely impact the marketing and sales of MYO-T12 including, but not limited to, competition, acceptance in the marketplace, or delays related to production and distribution or regulatory issues, will likely have a negative impact on our cash flow and operating results.  The commercial success of our product also depends upon:

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

We have incurred net losses since our inception. At December 31, 2013, we had cumulative net losses of approximately $14.0 million.  We also had negative cash flow from start-up activities.  Historically, we have funded our operations from the proceeds from the sale of equity securities, and to a lesser extent, internally generated funds.  Our growth strategy is to implement our strategic business plan, which is likely to result in additional losses and negative cash flow for the foreseeable future. We cannot give assurances that we will ever become profitable.

We will need to raise additional funds in the future to grow our business, which funds may not be available on acceptable terms or at all. If we are unable to raise funds as needed, we may not be able to maintain or expand our business.

We expect that our current funds, as of December 31, 2013, together with $4.375 million received from a private placement in January 2014 and cash generated from operations, will be sufficient to fund our projected operations through December 2014.  We require substantial funds for operating expenses, for research and development activities, to establish manufacturing capability, to develop consumer marketing and retail selling capability, and to cover public company costs. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

Our success largely depends on the continued skills, experience, efforts and policies of our management, directors and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. In particular, certain of our directors, including Dr. Robert Hariri and Dr. Louis Aronne, have significant research and development experience and are integral to the creation of our future products and the execution of our business strategy.  In addition, our prospects depend substantially on the services of Peter Levy, our President.

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

Products often have to be promoted heavily in stores or in the media to obtain visibility and consumer acceptance. Acquiring distribution for products is difficult and often expensive due to slotting and other promotional charges mandated by retailers. Products can take substantial periods of time to develop consumer awareness, consumer acceptance and sales volume. Accordingly, some products may fail to gain or maintain sufficient sales volume and as a result may have to be discontinued.

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

An increase in product returns could negatively impact our operating results and profitability.

We permit the return of damaged or defective products and accept limited amounts of product returns in certain instances. While such returns have historically been nominal and within management’s expectations and the provisions established, future return rates may differ from those experienced in the past. Any significant increase in damaged or defective products or expected returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize.

We are dependent on third-party manufacturers, suppliers and processors.

We currently rely on third-party manufacturers, suppliers and processors to produce MYO-T12.  If our manufacturers, suppliers or processors are unable to provide us with the required finished products or raw materials or are unable or unwilling to produce sufficient quantities of MYO-T12, our business and revenues will be adversely affected.

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

A single distributor accounts for a substantial portion of our sales and the loss or material reduction in purchases by this distributor, if not replaced, would adversely affect our sales and operating results.

We currently have one distributor (MHP) that provides marketing, sales and distribution of MYO-T12, which is branded under the MYO-X name, and distributed by MHP in specialty retail and other outlets. For the years ended December 31, 2013 and 2012, MHP accounted for approximately 99.8% and 91.5% of our sales. The loss of this distributor or a material reduction in purchases by this distributor, if not replaced, would adversely affect our business and operating results.

We have no manufacturing capacity and anticipate continued reliance on third-party manufacturers for the development and commercialization of our products.

We do not currently operate manufacturing facilities for production of our product. We lack the resources and the capabilities to manufacture our product on a commercial scale. We do not intend to develop facilities for the manufacture of our products in the foreseeable future. We rely on third-party manufacturers to produce bulk products required to meet our sales needs. We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of our products.

Our contract manufacturers’ failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in consumer injury or death, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. Our existing manufacturers and any future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business. In the event of a natural disaster, business failure, strike or other difficulty, we may be unable to replace a third-party manufacturer in a timely manner and the production of our products would be interrupted, resulting in delays, additional costs and reduced revenues.

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

If our future operations or acquisitions are financed through the issuance of equity securities, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We have also adopted an equity incentive plan for our directors, officers, employees, consultants and advisors and granted options to purchase shares of our common stock under the plan. We have reserved 400,000 shares of our common stock under the plan. The issuance of shares of our common stock upon the exercise of these options may result in dilution to our stockholders.

Our current management can exert significant influence over us and make decisions that are not in the best interests of all stockholders.

Our executive officers and directors beneficially own as a group approximately 16.8% of our outstanding shares of common stock. As a result, they will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Our certificate of incorporation provides for the authorization to issue up to 500,000 shares of blank check preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company. In addition, advanced notice is required prior to stockholder proposals.

Nevada corporations laws limit the personal liability of corporate directors and officers and require indemnification under certain circumstances.

Section 78.138(7) of the Nevada Revised Statutes provides that, subject to certain very limited statutory exceptions or unless the articles of incorporation provide for greater individual liability, a director or officer of a Nevada corporation is not individually liable to the corporation or its stockholders for any damages as a result of any act or failure to act in his or her capacity as a director or officer, unless it is proven that the act or failure to act constituted a breach of his or her fiduciary duties as a director or officer and such breach involved intentional misconduct, fraud or a knowing violation of law. We have not included in our articles of incorporation any provision intended to provide for greater liability as contemplated by this statutory provision.

In addition, Section 78.7502(3) of the Nevada Revised Statutes provides that to the extent a director or officer of a Nevada corporation has been successful on the merits or otherwise in the defense of certain actions, suits or proceedings (which may include certain stockholder derivative actions), the corporation shall indemnify such director or officer against expenses (including attorneys’ fees) actually and reasonably incurred by such director or officer in connection therewith.

 If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

(a) Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “MYOS”. The following table sets forth, as adjusted for the reverse stock split of 1-for-50 effective February 10, 2014, for the periods indicated, the high and low bid prices for shares of our common stock as reported on the OTC Bulletin Board:

Period	High	Low
October 1, 2013 through December 31, 2013	$9.00	$6.00
July 1, 2013 through September 30, 2013	$10.00	$6.00
April 1, 2013 through June 30, 2013	$11.00	$4.00
January 1, 2013 through March 31, 2013	$12.00	$6.50
October 1, 2012 through December 31, 2012	$17.50	$6.00
July 1, 2012 through September 30, 2012	$24.50	$10.50
April 1, 2012 through June 30, 2012	$25.00	$4.50
January 1, 2012 through March 31, 2012	$7.00	$3.00

These bid prices were obtained from the OTC Bulletin Board and do not necessarily reflect actual transactions, retail markups, mark downs or commissions. As of March 26, 2014, the last reported sales price of our shares on the OTC Bulletin Board was $11.25. No assurance can be given that an established public market will develop in the common stock of the Company, or if any such market does develop, that it will continue or be sustained for any period of time.

(b) Holders

The Company had approximately 163 record holders of the common stock as of March 26, 2014.  This does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.  The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to the common stock.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table indicates shares of common stock authorized for issuance under our 2012 Equity Incentive Plan, as amended, as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	202,320	$14.58	197,680
Equity compensation plans not approved by security holders	—	—	—
Total	202,320	$14.58	197,680

(1)
Includes 202,200 shares of common stock underlying options granted in 2013 under our 2012 Equity Incentive Plan, which plan was approved by our stockholders on November 20, 2012 and amended on December 16, 2013.

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

Overview

We were incorporated in the State of Nevada on April 11, 2007.  Prior to February 2011, we did not have any operations and did not generate any revenues.  In February 2011, we acquired our platform dietary supplement product called MYO-T12.  Since February 2011, our principal activities have been focused on the discovery, development and commercialization of nutritional supplements, functional foods, therapeutic products and other technologies aimed at maintaining or improving the health and performance of muscle tissue.   We are developing a marketing and sales strategy to maximize revenues from MYO-T12 in a consumer base of body builder and fitness users as well as a broader target of age management.  Additionally, we are evaluating the value of this product in the therapeutic markets, including the treatment of sarcopenia, cachexia, anorexia, obesity and muscular-related conditions. In 2013, we trademarked the name "FORTETROPIN" for the main ingredients contained in MYO-T12.

Plan of Operation

We are focused on the discovery, development and commercialization of nutritional supplements, functional foods, therapeutic products and other technologies aimed at maintaining or improving the health and performance of muscle tissue.  Our initial core product is MYO-T12, a natural, reversible, temporary myostatin-inhibiting product.  Our sales are conducted pursuant to our distribution agreement with MHP.  Our plan of action over the next twelve months is to: (i) deepen the scientific understanding of the activity of MYO-T12 (or Fortetropin™, which refers to fertilized egg yolk powder), specifically as a natural, reversible, temporary modulator of the regulatory peptide myostatin, and to leverage this knowledge to strengthen and build our intellectual property, (ii) conduct research and development activities to evaluate myostatin modulation in a range of both wellness and disease states, (iii) identify other products and technologies which may broaden our portfolio and define a business development strategy to protect, enhance and accelerate the growth of our products, (iv) reduce the cost of manufacturing through process improvement, (v) identify contract manufacturing resources that can fully meet our future growth requirements, (vi) develop a differentiated and advantaged consumer positioning, brand name and iconography, and (vii) create a sales and marketing capability through alliances to maximize near-term and future revenues. We believe that existing wellness and therapeutic targets, such as myostatin, represent a rational entry point for additional drug discovery efforts and are evaluating a separate, concurrent objective in this area.

Our distribution agreement with MHP allows us to co-brand our product under the MYO-X name and focus on conducting clinical trials of MYO-T12 to support our marketing claims as well as to enhance our intellectual property, to develop product improvements and new products, and to reduce the cost of the product by finding more efficient manufacturing processes and contract manufacturers.  MHP's exclusivity expired in December 2013 and the parties are negotiating a new agreement.

As an early development-stage biotherapeutics and nutritional products company, we are dedicated to basic and clinical research which support our existing and future product portfolio.  We have launched our internal research and development efforts through construction of a dedicated protein chemistry and proteomics laboratory led by Dr. Neerav Padliya.  We incurred approximately $62,400 of costs related to the construction of its state-of-the-art research laboratory during 2013 which have been capitalized for future R&D activities.  This laboratory is actively evaluating the many active molecules in FORTETROPIN and our lead product MYO-T12. In addition, the research performed in this laboratory will establish a basis for the continued submission of patent applications to help protect the Company's intellectual property.  We are dedicated to protecting our innovative technology.

Additionally, we invest in research and development activities externally through academic and industry collaborations aimed at enhancing our products and broadening our product portfolio. We are committed to research and development and plan to invest approximately $1.2 million in research and development within the next twelve months, with continued investment in research and development in the future.

In July 2013, we entered into a pre-clinical study agreement with The Brigham and Woman’s Hospital, Inc. to conduct a pre-clinical study on the effects of MYO-T12 alone or in combination with testosterone on skeletal mass and the fat mass in a rodent model. In September 2013, we entered into a clinical study agreement with Hackensack University Medical Center to conduct a clinical study to determine the effects of MYO-T12 on blood chemistries and body mass index in healthy adult women.  In October 2013, we entered into an agreement with DIL for the development of a liquid dietary supplement formulation based on MYO-T12. In February 2014, we entered into an agreement with the University of Tampa to study the effects of MYO-T12 on skeletal muscle growth, strength and power in resistance trained males. The foregoing agreements are an integral part of our business strategy and we believe they will provide a clear scientific rationale for FORTETROPIN and MYO-T12's role as a nutritional product and support its use in different medical and health applications in the future.

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

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

For the year ended December 31, 2013, we generated gross revenues of $3,548,193 ($3,317,885 net of rebates) compared to gross and net revenues of $934,459 ($911,726 net of rebates) for the year ended December 31, 2012.  We sold 88,716 cans (300 grams/can) of our product during the year ended December 31, 2013 compared to sales of 22,323 cans (300 grams/can) of our product during the year ended December 31, 2012.  Inflation and changing prices did not have a material impact on our revenues for the years ended December 31, 2013 and 2012. Gross profit for the year ended December 31, 2013 was $1,796,729 compared to $48,693 for the year ended December 31, 2012.

General and administrative expenses for the year ended December 31, 2013 increased to $6,063,918 compared to $3,084,186 for the year ended December 31, 2012, mostly due to higher advertising, consulting fees, professional fees, promotional, salary and research and development costs.   Research and development costs (which are included in general and administrative expenses) for the year ended December 31, 2013 were $754,262 compared to $206,821 for the year ended December 31, 2012.

Other income (expense) for the year ended December 31, 2013 increased to income of $4,393 compared to expense of ($878,967) for the year ended December 31, 2012, mostly due to no interest expense incurred during the current period.  The net loss for the year ended December 31, 2013 was $4,262,796 compared to a net loss of $3,914,460 for the year ended December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2013, we had cash of $451,361 and $3,836,422 in total assets (which includes $2,038,377 of intangible assets).  For the year ended December 31, 2013, we used cash of $3,528,301.  We also have up to $500,000 available under a line of credit.

We plan to incur approximately $1,200,000 in research and development costs within the next twelve months in addition to normal operating cash needs.

In January 2014, we raised approximately $4.375 million through a private placement of its securities by issuing 631,346 shares of Common Stock, 351,676 Series A Warrants and 157,846 Series B Warrant.

We may seek to raise additional capital through the issuance of debt or equity securities.  We believe we will have sufficient funds for operations, inventory procurement, product development and research and development costs through December 31, 2014.

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

Share Based Compensation

We account for share-based compensation under the provisions of ASC 718-10 Compensation - Stock Compensation and ASC 505-50 Equity Based Payments to Non-Employees.  ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. For stock options and restricted stock that do not vest immediately but which contain only a service vesting feature, we recognize compensation cost on the unvested shares and options on a straight-line basis over the remaining vesting period, net of any projected forfeitures.

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

The Company’s financial statements for the fiscal years ended December 31, 2013, and 2012, have been examined to the extent indicated in their reports by our independent registered accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America pursuant to regulations promulgated by the SEC.  The aforementioned financial statements are included herein under Item 15.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Dr. Robert J. Hariri	55	Chairman of the Board of Directors

Peter Levy	53	President and Chief Operating Officer

Carl DeFreitas	59	Chief Financial Officer

Dr. Buzz Aldrin	84	Director

Dr. Louis J. Aronne	58	Director

Dr. Peter Diamandis	52	Director

Dr. Sapna Srivastava	43	Director

Christopher Pechock	49	Director

Dr. Robert C. Ashton, Jr.	49	Chief Medical Officer

Our officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

The terms of all of our current directors will expire at the 2014 annual meeting of stockholders, and all directors will be up for election for one-year terms at the 2014 Annual Meeting of Stockholders and at every subsequent Annual Meeting of Stockholders. Any director chosen as a result of a newly created directorship or to fill a vacancy on the Board would hold office for a term expiring at the next Annual Meeting of Stockholders. This does not change the present number of directors or the Board’s authority to change that number and to fill any vacancies or newly created directorships.

The experience of each or our directors and executive officers is as follows:

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

Peter Levy joined us as Chief Operating Officer and Executive Vice President in February 2012 and has served as our President since April 2013. From October 2010 to January 2012, Mr. Levy served as Executive Vice President of Empire Sports and Entertainment Company, a promotional and entertainment firm focused on live events. From April 2010 to October 2010, he served as head of research and development for JMP Holdings, a real estate development firm maintaining a portfolio of retail, entertainment, sports, education, government projects, and residential properties. From January 1999 until April 2010, Mr. Levy was a partner and principal of Sobel & Co., LLC, Certified Public Accountants and Consultants, a regional CPA firm, where he was responsible for the firm's Sarbanes-Oxley practice, Strategic Planning, and the Corporate Integrity Unit. From March 1989 to January 1998, Mr. Levy worked at AT&T (NYSE:The), first as a technology attorney in the Computer Systems Business Unit, and subsequently as an attorney and Senior Attorney in the Consumer Business Unit and AT&T EasyLink Services, AT&T Internet Division. In 1992, he became the division head of AT&T Advanced Consumer Enterprises, AT&T's strategic planning group responsible for researching and developing new consumer services aligned with telecommunications. From August 1985 to February 1989, he served as an attorney with Rosenman Colin Freund Lewis and Cohen, a New York law firm. Mr. Levy graduated from Harvard University in 1982 with honors, and was a recipient of the John Harvard Scholarship for Academic Distinction. Mr. Levy graduated from Cornell Law School in 1985.

            Carl DeFreitas joined us as Interim Chief Financial Officer in February 2013 and has served as our Chief Financial Officer since May 2013.  Mr. DeFreitas has served as a consultant to us since August 2012, in which role he has participated in the preparation of our financial statements, SEC filings and tax returns. Since 1991, Mr. DeFreitas has served as the managing partner of DeFreitas & DelSanto, LLP, a boutique accounting firm.  From September 1989 to September 1991, he served as the director of taxation for Graphic Scanning Corp., which was a publicly traded company.  Mr. DeFreitas served as a senior accountant at Peat Marwick from September 1981 to June 1985 and as a senior tax manager at Ernst & Whinney from June 1985 to September 1989.  He received his B.S. in Business Administration and Accounting from the University of Buffalo, and his Masters in Business Administration from Hofstra University. Mr. DeFreitas is a Certified Public Accountant, Certified Financial Planner, and has an Advanced Certification in Taxation from New York University.

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

Dr. Peter Diamandis joined us as a Director in August 2011. Dr. Diamandis is the Chairman and CEO of the X PRIZE Foundation, a non-profit organization whose mission is to bring about radical breakthroughs for the benefit of humanity. Dr. Diamandis also serves as Chairman of Singularity University and is the founder and past-CEO of Zero Gravity Corporation, a commercial space company developing private, FAA-certified parabolic flights. He is the Chairman and co-founder of the Rocket Racing League as well as the co-founder and Vice Chairman of Space Adventures Ltd., the company which brokered the launches of four private citizens to the International Space Station.  In 1987, Dr. Diamandis co-founded the International Space University (ISU), and served as its first managing director. Dr. Diamandis also serves as a director of 3D Systems Corporation (NYSE:DDD). Dr. Diamandis attended the Massachusetts Institute of Technology, where he received his Bachelor of Science in molecular genetics and Master of Science in aerospace engineering. He received his Doctor of Medicine from Harvard Medical School.  In 2005, he received an honorary Doctorate from the International Space University.  We believe Dr. Diamandis’ training as a scientist and his comprehensive leadership background resulting from service as a chief executive officer of various enterprises qualifies him to serve on our board of directors.

Dr. Sapna Srivastava joined us as a Director in February 2013.  Dr. Srivastava has served as a special advisor to us since October 2012, in which role she has advised the Company on its business and financial strategy. She most recently served as the senior equity analyst and team leader for the biotechnology sector at Goldman Sachs Group, Inc. (NYSE:GS) from June 2010 to June 2012. Dr. Srivastava served as the senior equity analyst covering the biotechnology sector at Morgan Stanley (NYSE:MS) from April 2004 to September 2009, and at ThinkEquity Partners LLC from January 2003 to April 2004. She began her career at J.P. Morgan (NYSE:JPM), where she served as a research associate from April 1999 to October 2002. In these roles, she was primarily responsible for providing investment advice regarding the biotechnology sector to institutional clients. Dr. Srivastava received her Ph.D. in Biology from New York University and her B.Sc. from University of Bombay (India). We believe Dr. Srivastava’s scientific and financial background qualifies her to serve on our board of directors.

Christopher Pechock joined us as a Director in February 2014.  Mr. Pechock has been a partner at Matlin Patterson Global Advisers, a global alternative asset manager, since its inception in July 2002. From November 1998 to July 2002, Mr. Pechock served as a member of the Global Distressed Securities Group Credit Suisse (NYSE:CS).  From January 1997 to October 1998, Mr. Pechock served as a Portfolio Manager and Research Analyst at Turnberry Capital Management, L.P. Prior to that, Mr. Pechock served as a Portfolio Manager at Eos Partners, L.P. (February 1996 to December 1996), a Vice President and high yield analyst at PaineWebber Inc. (May 1993 to January 1996) and an analyst in risk arbitrage at Wertheim Schroder & Co., Incorporated (August 1987 to April 1991). He serves on the board of directors of Gleacher & Company, Inc. (NASDAQ: GLCH), and Oceanus LLC, a private ship-owning company.  Mr. Pechock received a BA in Economics from the University of Pennsylvania and an MBA from the Columbia University Graduate School of Business. We believe Mr. Pechock’s extensive financial background qualifies him to serve on our board of directors.

Dr. Robert C. Ashton, Jr. joined us as Chief Medical Officer in February 2014.  From April 2012 to January 2014, Dr. Ashton served as Chief Medical Officer of Advanced Practice Strategies, Inc., a company focused on lifelong learning for clinicians and risk management solutions for hospitals. From March 2009 through January 2012, Dr. Ashton served as Director of Thoracic Surgery in the Moses Division of Montefiore Medical Center where he practiced thoracic surgery and general surgery. From July 2005 to February 2009, Dr. Ashton served as a thoracic surgeon at Hackensack University Medical Center, in Hackensack, New Jersey. From January 2002 to June 2005, Dr. Ashton worked as a surgeon and served as a Director of Minimally Invasive and Robotic Thoracic Surgery at St. Luke’s Roosevelt Hospital Center, in New York, New York. From July 2000 to December 2001, Dr. Ashton worked as an attending surgeon at Rockland Thoracic Associates. In these positions, Dr. Ashton has experience in the clinical practice and scientific development in medicine, with a background in cardiovascular disease, oncology, obesity, transplantation and chronic disease states.  Dr. Ashton has published over 75 original manuscripts and abstracts and has a comprehensive understanding of wellness and preventive medicine and is a contributor on Fox News Channel along with appearances on the Today Show, NBC Nightly News, CBS World News, and MSNBC. Dr. Ashton is currently a member of the board of directors at Jenrin Discovery, a preclinical drug development company focused on a variety of metabolic syndromes, and CytImmune Sciences, a clinical stage drug development company focused on oncology.  Dr. Ashton was the co-founder of MDLinx, Inc., an online healthcare media company which was acquired in 2006 by So-Net M3, a Sony Communication Network Group company. Dr. Ashton received a B.S. degree in Biology and Philosophy, with Honors, from Muhlenberg College in 1987, and received a M.D. degree from The Medical College of Pennsylvania in 1992.

Members of the Scientific Advisory Board

In addition to our board of directors, we have formed a Scientific Advisory Board, comprised of scientists and medical professionals who will advise us on science and medical health issues, medical conditions and health care trends as they relate to our current and future products. Members of the Scientific Advisory Board provide us with advice, insights, contacts and other assistance based on their extensive knowledge and experience. Specifically, they advise us on: (a) the use of myostatin modulators in the treatment of various disorders including sarcopenia, obesity, muscle repair, anti-aging and longevity therapy, (b) the biological activities of our products and (c) the development of clinical research programs relating to the biomedical activities and benefits of our products. We enter into advisory board agreements with members of the Scientific Advisory Board pursuant to which they are entitled  to receive a fixed number of shares of common stock (which may vary as determined by the board of directors), which generally vest over a number of years. The Scientific Advisory Board is currently comprised of the following members: Dr. Sol Barer (Chairman), Dr. Robert J. Hariri, Dr. Louis Aronne, Dr. Caroline Apovian and Dr. Neilank Jha.

The experience of each of the members of the Scientific Advisory Board is as follows:

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

Committees

Our Board of Directors does not currently maintain separate audit, nominating or compensation committees. Functions customarily performed by such committees are performed by our Board of Directors as a whole. We are not required to maintain such committees under the rules applicable to companies that do not have securities listed on a national securities exchange. If we are successful in listing our common stock on the NYSE MKT or the Nasdaq Capital Market, we would be required to have, prior to listing, an independent audit committee and an independent compensation committee, formed in compliance with the requirements of the SEC and the applicable securities exchange.

Code of Ethics

We have adopted a corporate Code of Ethics. The text of our Code of Ethics, which applies to our employees, officers and directors, is posted in the “Corporate Governance” section of our website,  http://www.myoscorp.com . A copy of our Code of Conduct and Ethics is also available in print, free of charge, upon written request to 45 Horsehill Road, Suite 106, Cedar Knolls, New Jersey 07927, Attention: Peter Levy.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to report their initial beneficial ownership and any subsequent changes in that beneficial ownership of our securities to the SEC.  Based solely on a review of the copies of the reports furnished to us, we believe that all such reports for the year ended December 31, 2013 were filed on a timely basis with the exceptions of late Form 4 filings for Dr. Hariri, Dr. Srivastava (two), Mr. DeFreitas and Mr. Fleischer and a late Form 3 filing for Mr. DeFreitas.

Item 11.	Executive Compensation.

Summary Compensation Table

The table below sets forth the compensation earned for services rendered to us, for the fiscal years indicated, by our executive officers.

Name and Position	Fiscal Year	Salary		Bonus	Stock Awards	All Other Compensation (3)	Total

Peter Levy (President )	2013 2012		$219,000 200,000	80,000 115,000	31,250 23,750	- -	$330,250 338,750

Carl DeFreitas (Chief Financial Officer)	2013 2012	$	- -	- -	- -	165,000 -	$165,000 -

Glen R. Fleischer (Former Chief Executive Officer) (1)	2013 2012		$105,641 -	- -	- -	- 13,333	$105,641 13,333

Andrew J. Einhorn (Former Chief Financial Officer) (2)	2013 2012		$18,333 45,833	- -	- -	16,923 -	$35,256 45,833

(1) Mr. Fleischer resigned as Chief Executive Officer on April 25, 2013.

(2) Mr. Einhorn resigned as Chief Financial Officer on February 6, 2013.

(3) Relates to compensation received pursuant to consulting agreements.

Employment Agreements

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

Carl DeFreitas

On January 30, 2014, we entered into an amended consulting agreement with DeFreitas & DelSanto, LLP. Pursuant to the engagement agreement, Mr. DeFreitas will receive $180,000 per annum for his services.

Outstanding Equity Awards at 2013 Fiscal Year End

The following table presents, for each of the named executive officers, information regarding outstanding equity awards as of December 31, 2013.

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Peter Levy	2/10/2012	--	--	$--	--	2,500	18,750
Peter Levy	5/7/2012	--	--	$--	--	2,500	18,750
Peter Levy	11/20/2012	40	--	$10.00	11/20/2022	--	--
Peter Levy	1/07/2013	20,000	20,000	$12.50	1/07/2023	--	--
Carl DeFreitas	2/28/2013	2,000	500	$12.50	2/28/2023	--	--
Carl DeFreitas	8/21/2013	1,000	1,000	$12.50	8/21/2023	--	--
Carl DeFreitas	11/27/2013	2,000	500	$12.50	11/27/2023	--	--

(1)
The market value of the unvested common stock is calculated by multiplying the number of unvested shares held by the applicable named executive officer by the closing price of our common stock on December 31, 2013, which was $7.50.

Director Compensation

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended December 31, 2013. All compensation paid to our employee directors is included under the summary compensation table above.

Name	Stock Awards ($)	Option Awards ($)	Total ($)

Dr. Robert J. Hariri	$13,600	$518,431	$532,031
Dr. Louis J. Aronne	$85,625	$153,153	$238,778
Dr. Peter Diamandis	$9,000	$56,625	$65,625
Dr. Buzz Aldrin	$3,800	$42,042	$45,842
Dr. Sapna Srivastava	$6,967	$58,747	$65,714

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of March 26, 2014 by:

●	each person known by us at that date to be the beneficial owner of more than 5% of the outstanding shares of our based solely on Schedule 13D/13G filings with the Securities and Exchange Commission;

●	each of our officers and directors at such date; and

●	all of our executive officers and directors at such date, as a group.

 Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them. As of March 26, 2014, there were 2,919,235 shares of our common stock outstanding.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Class
Dr. Robert J. Hariri (2)	256,047	8.6%
Dr. Louis J. Aronne (3)	34,833	1.2%
Dr. Peter Diamandis (4)	10,333	*
Dr. Buzz Aldrin (5)	10,333	*
Dr. Sapna Srivastava (6)	10,333	*
Christopher Pechock (7)	175,000	5.8%
Peter Levy (8)	25,040	*
Carl DeFreitas (9)	1,020	*
Dr. Robert C. Ashton, Jr.	--	--
Dr. Carlon Colker (10)	146,480	5.0%
Ultra Pro Sports, LLC (11)	155,140	5.3%
Directors and officers as a group (9 persons)	522,939	16.9%
_____________________________

*           Less than 1%

(1) Unless otherwise indicated, the business address of each of the individuals is c/o MYOS Corporation, 45 Horsehill Road, Suite 106, Cedar Knolls, New Jersey 07927.

(2) Includes shares held by Hariri Family Ltd. Partnership. Includes 58,333 shares exercisable upon exercise of stock options.

(3) Includes 15,833 shares exercisable upon exercise of stock options.

(4) Includes 8,333 shares exercisable upon exercise of stock options.

(5) Includes 6,667 shares exercisable upon exercise of stock options.

(6) Includes 4,833 shares exercisable upon exercise of stock options.

(7) Includes 75,000 shares exercisable upon exercise of warrants.

(8) Includes 10,040 shares exercisable upon exercise of stock options.

(9) Includes 1,000 shares exercisable upon exercise of stock options.

(10) Includes 140,480 shares held by Peak Wellness, Inc., a corporation wholly-owned by Dr. Colker. Dr.  Colker has sole voting and investment control over these securities.

(11) Janine Divenuto has sole voting and investment control over these securities.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The following is a description of the transactions we have engaged in during the year ended December 31, 2013 and through the date of this Report, with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates.

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

Review, Approval or Ratification of Transactions with Related Persons.

Our board of directors has historically reviewed and approved any transaction where a director or officer had a financial interest. Prior to approving such a transaction, the material facts as to a director’s or officer’s relationship or interest as to the agreement or transaction are disclosed to our board of directors. Our board of directors takes this information into account when evaluating the transaction and in determining whether such transaction was fair to us and in the best interest of all of our stockholders.

Our board of directors intends to establish an audit committee consisting of independent directors. This committee, among other duties, will be charged to review, and if appropriate, ratify all agreements and transactions which had been entered into with related parties, as well as review and ratify all future related party transactions.

Item 14.	Principal Accountant Fees and Services.

During the fiscal years ended December 31, 2013 and December 31, 2012, Seligson & Giannattasio, LLP, or S&G, served as our principal accountant. The following is a summary of fees paid or to be paid to S&G for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the annual audits of our financial statements, quarterly reviews of financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements.  Audit fees paid to S&G for the fiscal years ended December 31, 2013 and 2012 were $50,000 and $49,000, respectively.

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

Tax Fees. There were no fees billed for tax services rendered by S&G during the last two fiscal years.

All other fees.  There were no fees billed for other services rendered by S&G during the last two fiscal years.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statements and Schedules

Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
3.3	Certificate of Amendment to Articles of Incorporation (3)
3.4	Articles of Merger filed with the Nevada Secretary of State (4)
10.1	Intellectual Property Purchase Agreement, dated February 25, 2011, by and among the Registrant, Atlas Acquisition Corp. and Peak Wellness, Inc. (10)
10.2	Intellectual Property Assignment Agreement, dated February 25, 2011, by and among Atlas Acquisition Corp. and Peak Wellness, Inc. (11)
10.3	Amended and Restated Employment Agreement, dated as of February 8, 2013, by and between Peter Levy and the Company (5)
10.4*	Consulting Agreement, dated as of January 30, 2014, by and between DeFreitas and DelSanto, LLP and MYOS Corporation
10.5^	Distribution Agreement between the Registrant and Maximum Human Performance LLC dated May 16, 2012 (6)
10.6	Form of Advisory Board Agreement (7)
10.7	Commercial Lease, dated August 1, 2012 (8)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

^Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

(1)	Incorporated by reference to Exhibit 3(a) in our Registration Statement on Form SB-2 (File Number 333-144082), filed on June 27, 2007.
(2)	Incorporated by reference to Exhibit 3(b) in our Registration Statement on Form SB-2 (File Number 333-144082), filed on June 27, 2007.
(3)	Incorporated by reference to Exhibit A in our Information Statement on Schedule 14C, filed on June 9, 2010.
(4)	Incorporated by reference to Exhibit 3.1 in our Current Report on Form 8-K, filed on May 21, 2012.
(5)	Incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K, filed on February 11, 2013.
(6)	Incorporated by reference to Exhibit 10.1 in our Quarterly Report on Form 10-Q, filed on August 3, 2012.
(7)	Incorporated by reference to Exhibit 10.6 in our Registration Statement on Form S-1 (333-183098), initially filed on August 6, 2012.
(8)	Incorporated by reference to Exhibit 10.10 in our Registration Statement on Form S-1 (333-183098), initially filed on August 6, 2012.

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
MYOS Corporation:

We have audited the accompanying consolidated balance sheet of MYOS Corporation (a development stage company) (the "Company") and subsidiary as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the   two years  ended December 31, 2013 and December 31, 2012 and the period April 11, 2007 (date of inception) to December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiary as of December 31, 2013 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2013 and December 31, 2012 and the period April 11, 2007 (date of inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Seligson & Giannattasio, LLP
Seligson & Giannattasio, LLP
White Plains, New York
March 28, 2014

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS
Current assets
Cash	$451,361	$3,979,662
Accounts receivable	644,760	201,579
Inventories	142,430	218,317
Prepaid expenses and other current assets	215,128	84,388
Total current assets	1,453,679	4,483,946

Fixed assets, net of accumulated depreciation	344,366	8,389
Intellectual property	2,000,000	2,000,000
Intangible assets	38,377	36,440

Total assets	$3,836,422	$6,528,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$496,389	$208,898
Total current liabilities	496,389	208,898

Derivatives liability	-	121,900

Total liabilities	496,389	330,798

Stockholders' equity
Preferred stock, $.001 par value; 500,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value, 6,000,000 shares authorized;
2,227,447 shares issued and outstanding at December 31, 2013
2,200,667 shares issued and outstanding at December 31, 2012	2,227	2,201
Additional paid-in capital	17,246,308	15,841,482
Deficit accumulated during development stage	(13,908,502)	(9,645,706)

Total stockholders' equity	3,340,033	6,197,977

Total liabilities and stockholders' equity	$3,836,422	$6,528,775

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			April 11, 2007
			(Inception Date)
	Years Ended December 31,		to December 31,
	2013	2012	2013
Revenue	$3,317,885	$911,727	$4,329,087
Cost of sales	1,521,156	863,034	2,434,122
Gross profit	1,796,729	48,693	1,894,965

General and administrative expenses	6,063,918	3,084,186	13,940,083
Loss from operations	(4,267,189)	(3,035,493)	(12,045,118)

Other income (expense)
Interest income	4,403	8,476	12,879
Interest expense	(10)	(801,819)	(827,030)
Value of warrants in excess of the amount of additional paid-in capital received in the related private placement of restricted common stock	-	-	(2,405,303)
Change in fair value of warrants	-	(16,173)	4,085,570
Impairment charge - intellectual property	-	-	(2,662,000)
Amortization of deferred financing costs	-	(69,451)	(80,000)
Gain on forgiveness of debt	-	-	12,500
	4,393	(878,967)	(1,863,384)

Net loss	$(4,262,796)	$(3,914,460)	$(13,908,502)

Weighted average number of common shares outstanding, basic and diluted	2,213,024	1,840,007

Basic and diluted net loss per share attributable to common stockholders	$(1.93)	$(2.13)

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the period from April 11, 2007 (date of inception) to December 31, 2013

				Deficit a
	Common Stock		Additional	ccumulated during	Total
	Shares	Amount $.001 par	paid-in capital	development stage	stockholders' equity (deficit)
Balance at April 11, 2007	-	$-	$-	$-	$-
Common stock issued for cash at $0.009 per share	560,000	560	4,440		5,000
Common stock issued for cash at $0.179 per share	420,000	420	74,580		75,000
Net loss				(60,185)	(60,185)
Balance at December 31, 2007	980,000	980	79,020	(60,185)	19,815
Net loss				(17,928)	(17,928)
Balance at December 31, 2008	980,000	980	79,020	(78,113)	1,887
Net loss				(39,308)	(39,308)
Balance at December 31, 2009	980,000	980	79,020	(117,421)	(37,421)
Net loss				(16,525)	(16,525)
Balance at December 31, 2010	980,000	980	79,020	(133,946)	(53,946)
Issuance of 140,480 shares of Common Stock to Peak Wellness, Inc. as part of the purchase price of intellectual property	140,480	140	3,511,860		3,512,000
Fair value of shares transferred from existing stockholder to the CEO in connection with employment agreement			1,500,000		1,500,000
Proceeds from private placements of restricted common stock	166,701	167	2,480,333		2,480,500
Offering costs			(45,000)		(45,000)
Fair value of warrants granted to private placement investors			(2,432,365)		(2,432,365)
Shares issued for services	41,100	41	690,152		690,193
Vesting of options and shares issued to directors and advisory board members			360,402		360,402
Shares issued in connection with debt	8,000	8	59,992		60,000
Net loss				(5,597,300)	(5,597,300)
Balance at December 31, 2011	1,336,281	1,336	6,204,394	(5,731,246)	474,484
Proceeds from private placements of restricted common stock	688,600	689	6,889,301		6,889,990
Offering costs			(178,800)		(178,800)
Shares issued to COO	15,000	15	(15)		-
Shares issued to employee	200	0	2,700		2,700
Shares issued for services	68,468	68	454,509		454,577
Shares issued in debt conversions	57,711	58	1,346,081		1,346,139
Shares issued in exchange for warrants	32,073	32	752,151		752,183
Shares issued for exercise of warrants	2,333	2	11,665		11,667
Vesting of options and shares issued to officers, directors and advisory board members			359,497		359,497
Net loss				(3,914,460)	(3,914,460)
Balance at December 31, 2012	2,200,667	2,201	15,841,482	(9,645,706)	6,197,977
Shares issued to employee	20	0	170		170
Shares issued for services	26,760	27	178,793		178,820
Vesting of options and shares issued to officers, directors and advisory board members			1,225,862		1,225,862
Net loss				(4,262,796)	(4,262,796)
Balance at December 31, 2013	2,227,447	$2,227	$17,246,308	$(13,908,502)	$3,340,033

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW

			April 11, 2007
			(Inception Date)
	Years Ended December 31,		to December 31,
	2013	2012	2013
Cash Flows from Operating Activities

Net loss	$(4,262,796)	$(3,914,460)	$(13,908,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	37,392	1,173	38,841
Amortization	-	69,451	80,000
Stock based compensation	1,334,852	796,774	4,682,221
Loss on debt conversion	-	760,566	760,566
Impairment charges	-	-	2,662,000
Interest expense paid in stock	-	43,762	43,762
Derivatives charges and credits	28,100	16,173	(1,515,433)

Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(443,181)	(184,022)	(644,760)
(Increase) decrease in inventories	75,887	307,967	(142,430)
(Increase) decrease in prepaid expenses and other assets	(60,740)	66,267	(102,309)
Increase (decrease) in accounts payable and accrued expenses	137,491	(309,358)	258,198
Net cash used in operating activities	(3,152,995)	(2,345,707)	(7,787,846)

Cash Flows from Investing Activities

Acquisition of intellectual property	-	-	(450,000)
Acquisition of fixed assets	(373,369)	(6,814)	(383,207)
Acquisition of intangible assets	(1,937)	(36,440)	(38,377)
Net cash used in investing activities	(375,306)	(43,254)	(871,584)

Cash Flows from Financing Activities

(Repayments to) advances from related parties	-	-	140,434
Note borrowings	-	19,500	19,500
Repayment of notes payable	-	(415,000)	(807,500)
Proceeds from (Repayments of) issuance of notes	-	-	540,000
Proceeds from issuance of stock to initial stockholders	-	-	80,000
Proceeds from exercise of warrants	-	11,667	11,667
Proceeds from private placement of common stock	-	6,869,990	9,350,490
Offering costs	-	(178,800)	(223,800)
Net cash provided by financing activities	-	6,307,357	9,110,791

Net increase/(decrease) in cash	(3,528,301)	3,918,396	451,361
Cash at beginning of the period	3,979,662	61,266	-
Cash at end of the period	$451,361	$3,979,662	$451,361

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)

			April 11, 2007
			(Inception Date)
	Years Ended December 31,		to December 31,
	2013	2012	2013
Supplemental Disclosure of Cash Flow Information:
Total Cash paid for franchise taxes	$1,850	$2,578	$5,228
Total Cash paid for Interest	$11	$15,892	$15,903

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Offering costs paid by stockholder	$-	$-	$25,000
Conversion of stockholder loan and interest into common stock	$-	$546,743	$549,487
Conversion of stockholder loan into capital - no shares issued	$-	$-	$22,256
Conversion of 9,767 warrants into 1,954 common shares	$-	$44,050	$44,050
Conversion of 150,600 warrants into 30,121 common shares	$-	$722,882	$722,882
Note payable - insurance financing	$-	$-	$42,500
Note issued for accounts payable	$-	$-	$7,500
Acquisition of intellectual property through note payable	$-	$-	$700,000
Financing costs through issuance of restricted common stock	$-	$20,000	$80,000
Conversion of derivative liability to accrued expense	$150,000	$-	$150,000
Stock issued for prepaid consulting	$70,000	$-	$70,000

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization & Business Activities
MYOS Corporation, formerly known as Atlas Therapeutics Corporation (the "Company") was incorporated under the laws of the State of Nevada on April 11, 2007.  On February 25, 2011, the Company entered into an agreement to purchase certain intellectual property from Peak Wellness, Inc. (the "Acquisition") (see Note 8 - Intellectual Property Purchase Agreement). Since the Acquisition, the Company’s business focus has been on the discovery, development and commercialization of nutritional supplements, functional foods, therapeutic products and other technologies aimed at maintaining or improving the health and performance of muscle tissue.  The Company has only realized revenues of $4,329,087 through December 31, 2013 without fully implementing its plan of operations and is therefore a development stage company.

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

The intellectual property carrying value as of December 31, 2013 and December 31, 2012 was $2,000,000.  Management performed their annual review of the intellectual property and determined no impairment existed and there was no change to the carrying value for the year ended December 31, 2013.

Revenue Recognition
The Company recognizes revenue when products are shipped and collection is reasonably assured.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Inventories
Inventory consist of the following:

Years ended December 31,	2013	2012
Raw materials	$137,084	$213,848
Work in process	-	-
Finished goods	5,346	4,469
Total Inventory	$142,430	$218,317

Inventories are stated at the lower of cost or market, with cost determined on a first in, first-out basis.

Advertising
The Company charges the costs of advertising to expense as incurred. The Company incurred $1,658,948 and $329,396 of advertising and promotional costs for the years ended December 31, 2013 and 2012 respectively, and $2,253,510 since its inception.  Pursuant to its distribution agreement with Maximum Human Performance (“MHP”), entered into on May 16, 2012, the Company has a co-operative advertising arrangement whereby the Company pays MHP a fee for each unit sold (See Note 10 - Commitments, Contingencies and Other Comments - Distribution Agreement).

Fixed Assets
Fixed assets consist of the following:

Years ended December 31,	2013	2012
Furniture, fixtures and equipment	$127,462	$3,024
Computers and software	16,791	6,814
Leasehold improvements	233,954	-
Other	5,000	-
Total fixed assets	383,207	9,838
Less accumulated depreciation	(38,841)	(1,449)
Net book value of fixed assets	$344,366	$8,389

Repair and maintenance costs are expensed as incurred.  Depreciation expense was $37,392 and $1,173 for the years ended December 31, 2013 and 2012, respectively.

Concentrations of Risk, Significant Distributor and Customer and Significant Supplier
The Company maintains its bank accounts with high credit quality financial institutions and has never experienced any losses related to these bank accounts.  From December 31, 2010 through December 31, 2012, all non-interest-bearing transaction accounts were fully insured by the FDIC, regardless of the balance of the account and the ownership capacity of the funds, and interest bearing accounts were insured up to $250,000.  Beginning 2013, insurance coverage reverted back to $250,000 per depositor at each financial institution.  The Company had three noninterest-bearing checking accounts and one interest-bearing savings account at two financial institutions which totaled $451,193 as of December 31, 2013.   At December 31, 2013, the Company's uninsured cash balances totaled $196,550.

Effective May 2012, MHP became the exclusive distributor and sole customer of the Company's MYO-X product and formula (see Note 10 - Commitments, Contingencies and Other Comments – Distribution Agreement).  MHP's exclusivity expired in September 2013 and was extended to December 2013.  The parties are currently negotiating a new agreement.

The Company currently relies on one foreign company to produce the raw product for MYO-T12 (see Note 10 - Commitments, Contingencies and Other Comments – Supply Agreement).  The Company is pursuing other supply alternatives.

Share Based Compensation
The Company accounts for share-based compensation under the provisions of ASC 718-10 Compensation - Stock Compensation and ASC 505-50 Equity Based Payments to Non-Employees.  ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  For stock options and restricted stock that do not vest immediately but which contain only a service vesting feature, we recognize compensation cost on the unvested shares and options on a straight-line basis over the remaining vesting period, net of any projected forfeitures.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

Share-based compensation expense for awards to employees and non-employees was $1,334,852 and $796,774 for the years ended December 31, 2013 and 2012, respectively.

Comprehensive Loss
The Company had no items of other comprehensive income or expense for the years ended December 31, 2013 and 2012.  Accordingly, the Company's comprehensive loss and net loss are the same for all periods presented.

Research and Development
The Company incurred $754,262 and $206,821 of research and development costs (which are included in general and administrative expenses) for the years ended December 31, 2013 and 2012 respectively, and $961,083 since its inception.

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

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Basic and Diluted Income (Loss) per Share
In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding.  Diluted loss per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares had been issued and if such additional shares were dilutive.  At December 31, 2013 and 2012, the Company’s stock equivalents were anti-dilutive and excluded in the diluted loss per share computation.  The aggregate number of potentially dilutive options and warrants outstanding at December 31, 2013 and 2012 were 232,320 and 33,160, respectively.

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

Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively, in the Company's financial statements.  For the years ended December 31, 2013 and 2012, the Company did not recognize any interest or penalty expense related to income taxes.  The Company files income tax returns in the U.S. federal jurisdiction and states in which it does business.

NOTE 2 - PRIVATE PLACEMENTS OF RESTRICTED COMMON STOCK

During April 2007, the Company sold 560,000 shares of its common stock to its founders for cash proceeds of $5,000.  During December 2007, the Company sold 420,000 shares of its common stock in a private placement for cash proceeds of $75,000.

From February 25 through July 12, 2011, the Company issued an aggregate of 162,700 shares of common stock and granted warrants to purchase 162,700 shares of common stock to certain accredited investors (the “Private Placements”) with piggy-back registration rights.  Each warrant had a three-year term and was exercisable at $5.00 per share (due to the triggering of a down round full ratchet anti-dilution provision).  In June and September 2012, 160,367 warrants were exchanged for 32,074 shares of the Company's common stock and 2,334 warrants were exercised for $11,667.

On December 2, 2011, one accredited investor purchased 4,000 shares for gross proceeds of $40,000 in a private placement.  The subscription agreement contained a "Purchase Price Protection" provision that granted the investor additional shares in the event of a private placement during the ten month period from the date of the investment at a price per share less than the investor's purchase price.  The additional shares were to be issued for no additional payment such that the total per share price paid by this investor will equal the amount paid by investors in such later private placement.  In April 2012, the Company issued an additional 4,000 shares to the investor as a result of the price protection provision.

During February and March 2012, the Company issued an aggregate of 205,000 shares of restricted common stock to certain accredited investors in a private placement and received aggregate gross proceeds of $1,025,000.  The securities are subject to piggyback registration rights.

In April 2012, the Company issued an aggregate of 20,000 shares of restricted common stock to one accredited investor in a private placement and received aggregate gross proceeds of $100,000.  The securities are subject to piggyback registration rights.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

In June 2012, the Company issued an aggregate of 48,000 shares of restricted common stock to certain accredited investors in a private placement and received aggregate gross proceeds of $600,000.  The securities are subject to registration rights.

In July 2012, the Company issued an aggregate of 411,600 shares of restricted common stock to certain accredited investors in a private placement and received aggregate gross proceeds of $5,144,990.  The securities are subject to registration rights.

The Company received aggregate gross proceeds of $9,350,490 from the private placements as follows:

Date	Shares	Gross Proceeds	Related Warrant Liability at Inception	Related Warrant Liability at December 31, 2013
February 25, 2011	95,334	$1,430,000	$2,350,251	$-
May 31, 2011	28,200	423,000	1,186,859	-
June 27, 2011	37,500	562,500	1,243,838	-
July 12, 2011	1,667	25,000	57,742	-
December 2, 2011	4,000	40,000	-	-
February 10, 2012	65,000	325,000	-	-
February 14, 2012	80,000	400,000	-	-
March 7, 2012	20,000	100,000	-	-
March 15, 2012	35,000	175,000	-	-
March 22, 2012	5,000	25,000	-	-
April 9, 2012	20,000	100,000	-	-
April 24, 2012	* 4,000	-	-	-
June 28, 2012	48,000	600,000	-	-
July 6, 2012	411,600	5,144,990	-	-
	855,301	$9,350,490	$4,838,690	$-

* Shares issued under price protection provision of subscription agreement as described above.

The warrants were subject to full ratchet anti-dilution protection if the Company sold shares or share-indexed financing instruments at less than the $30.00 exercise price.  Repricing events occurred twice while the warrants were granted, once to $10.00 on December 2, 2011 and again to $5.00 on February 10, 2012 as a result of private placements of restricted common stock.  The warrants granted in this financing arrangement did not meet the conditions for equity classification and were required to be carried as a derivative liability, at fair value.  Management estimated the fair value of the warrants on the inception dates, and subsequently at each reporting period, using the Black-Scholes option-pricing model, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to determine the fair value of freestanding warrants.

On June 27, 2012, holders of an aggregate of 150,600 warrants exchanged those warrants for 30,121 shares of common stock.

On September 24, 2012, holders of an aggregate of 9,767 warrants exchanged those warrants for 1,954 shares of common stock.

On September 24, 2012, a holder of 2,334 warrants exercised those warrants at $5.00 a share and received 2,334 shares of common stock.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not believe that the adoption of any recently issued, but not yet effective, accounting standards will have a material effect on its financial position and results of operations.

NOTE 4 - ADVANCES, ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTIES

As of December 31, 2013 and 2012, there are no amounts due to related parties for advances, accounts payable and accrued expenses.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 5 - NOTES AND LOANS PAYABLE

Convertible Notes Payable
On November 29, 2011, the Company received aggregate proceeds of $400,000 from two individuals ($150,000 of which was from a director of the Company) on notes payable bearing interest at 18%, due on May 29, 2012 and convertible into common stock at the rate of $10.00 per share or an adjusted lower rate determined by reference to a subsequent qualified financing.  As additional consideration, the note holders were issued an aggregate of 8,000 shares of common stock valued at $7.50 per share for an aggregate of $60,000.  The value of the shares issued were recorded as deferred financing costs and were amortized over the six month term of the notes.  There were no unamortized balances at December 31, 2013 and 2012, respectively.  Related amortization expense was $34,000 for the year ended December 31, 2012.

On June 28, 2012, the aggregate principal of $400,000 and the accrued interest of $41,800 on the notes were converted into 44,180 shares of restricted common stock at $10.00 per share, the value of which exceeded the principal and accrued interest by $618,520 on the conversion date.   The amount recorded as interest expense for the year ended December 31, 2012 was $654,123.

Notes Payable to Director
A director loaned the Company $99,500, of which $60,000 was advanced on September 29, 2011 and was evidenced by an unsecured note payable which was due on October 29, 2011 bearing interest at 3%; $10,000 was advanced in October 2011; $10,000 was advanced in December 2011 for direct payment to a vendor and $19,500 of which was advanced in January 2012 for direct payments to vendors.  On June 28, 2012, the principal plus accrued interest on the loans and advances of $1,961 (aggregate of $101,461) were converted into 10,147 shares of common stock at $10.00 per share, the value of which exceeded the principal and accrued interest by $142,046 on the conversion date.  The amount recorded as interest expense for the year ended December 31, 2012 was $143,557.

Note Payable to Shareholders
On May 20, 2010, the Company issued a note for $7,500 bearing interest at 5% in exchange for a shareholder's payment of $7,500 on an open account payable balance. The note was due and payable upon demand.  On September 20, 2012, the aggregate principal and accrued interest were converted into 600 shares of restricted common stock. The amount recorded as interest expense for the year ended December 31, 2012 was $188.

On June 15, 2012, a stockholder loaned the Company $65,000, payable on July 15, 2012 without interest.  The loan was repaid in July 2012.

NOTE 6 - CAPITAL STOCK

On February 5, 2014, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to effect a reverse stock split of its outstanding and authorized shares of common stock and preferred stock at a ratio of 1 for 50 (see Note 11 - Subsequent Events - Stock Split).  The accompanying financial statements have been retroactively adjusted for the reverse stock split.

NOTE 7 - WARRANTS, OPTIONS, EQUITY INCENTIVE PLAN AND STOCK ISSUANCES

Warrants
During the year ended December 31, 2011, the Company granted a total of 165,701 warrants to purchase restricted common stock.  Of those warrants, 162,700 were granted  to private placement investors and included down round full ratchet anti-dilution provisions requiring periodic repricing if shares are later offered at lower prices.  In June 2012, holders of 150,600 warrants received 30,121 shares of restricted common stock in exchange for those warrants.  In September 2012, holders of 9,767 warrants received 1,954 shares of restricted common stock in exchange for such warrants and a holder of 2,334 warrants exercised such warrants at $5.00/share and received 2,334 shares of restricted common stock. During the years ended December 31, 2013 and December 31, 2012, no warrants were granted.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The following table summarizes the total warrants granted to private placement investors and consultants in 2011.  During the years ended December 31, 2013 and 2012, no warrants were granted.  Derivative charges were $28,100 and $1,423 for the years ended December 31, 2013 and 2012, respectively.  There were no warrants outstanding as of December 31, 2013.

Grant Date	Number of Warrants Granted	Number of Warrants Exchanged, Exercised or Expired	Number of Warrants Outstanding as of December 31, 2013	Exercise Price Original/Repriced	Expiration Term in Years
February 25, 2011 (A)	95,334	95,334	-	$30.00/5.00	-
May 31, 2011 (A)	28,200	28,200	-	$30.00/5.00	-
June 27, 2011 (A)	37,500	37,500	-	$30.00/5.00	-
June 27, 2011 (B)	2,000	2,000	-	$50.00	-
July 12, 2011 (A)	1,667	1,667	-	$30.00/5.00	-
December 23, 2011 (B)	1,000	1,000	-	$50.00	-
	165,701	165,701	-

(A) Private placement warrants (these warrants were subject to down round full ratchet anti-dilution provisions and the exercise price was adjusted to $5.00 per share in February 2012)
(B) Sponsorship agreement, including put option - see Note 10 - Commitments, Contingencies and Other Comments – Sponsorship Agreement.

The following table summarizes the activities in warrants for the years ended December 31, 2013 and 2012:

	Shares Under Warrants	Weighted Average Exercise Price Original/Repriced
Balance at January 1, 2012	165,701	$30.50/$5.00
Warrants granted	-
Warrants exercised	(2,334)
Warrants cancelled/exchanged/expired	(160,367)
Balance at December 31, 2012	3,000	$50.00
Warrants granted	-
Warrants exercised	-
Warrants cancelled/exchanged/expired	(3,000)	$50.00
Balance at December 31, 2013	-	$-

There are no warrants outstanding and exercisable at December 31, 2013.

The following table summarizes the assumptions used to value the warrants using the Black-Scholes option pricing model:

Grant Date		Number of Warrants Granted	Stock Price on Measurement Date	Exercise Price	Expected Term	Expected Volatility	Dividend Yield	Risk Free Rate
(A)	02/25/11	95,334	$25.00	$30.00	3.00	285.20%	0.00%	1.48%
(A)	05/31/11	28,200	$42.50	$30.00	3.00	208.89%	0.00%	0.79%
(A)	06/27/11	37,500	$33.50	$30.00	3.00	295.31%	0.00%	0.64%
(A)	07/12/11	1,667	$35.00	$30.00	3.00	278.00%	0.00%	0.42%
(B)	06/27/11	2,000	$33.50	$50.00	2.00	213.59%	0.00%	0.41%
(B)	12/23/11	1,000	$4.50	$50.00	2.00	209.00%	0.00%	0.28%
		165,701

(A) Private placement warrants
(B) Sponsorship agreement, including put option - see Note 10 - Commitments, Contingencies and Other Comments – Sponsorship Agreement.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Options
The Company granted an aggregate of 30,000 options to purchase restricted common stock to certain directors and scientific advisory board members (see Note 10 - Commitments, Contingencies and Other Comments – Director Agreements) prior to the adoption of the 2012 Equity Incentive Plan (the “Plan”).  For options granted under the Equity Incentive Plan, see “Equity Incentive Plan” below.

The following table summarizes the activities in stock options (granted outside the Plan) for the years ended December 31, 2013 and 2012:

	Shares Under Options	Weighted Average Exercise Price
Balance at January 1, 2012	25,000	$30.50
Options granted	5,000	$7.00
Options exercised	-
Options cancelled/expired	-
Balance at December 31, 2012	30,000	$26.50
Options granted	-
Options exercised	-
Options cancelled/expired	-
Balance at December 31, 2013	30,000	$26.50

At December 31, 2013, the weighted-average remaining term of the options was 7.69 years.  As of December 31, 2013, the aggregate intrinsic value of outstanding options was $2,500 and the aggregate intrinsic value of exercisable options was $1,667.  The aggregate intrinsic value is calculated by multiplying the number of outstanding and exercisable options by the excess of the market price for our common stock at December 31, 2013 over the exercise price for each option.  The market price for our common stock at December 31, 2013 was $7.50.  The aggregate unvested cost of the options at December 31, 2013 was $55,382.

The following table summarizes the assumptions used to value the director/advisory board options using the Black-Scholes option pricing model:

Grant Date	Number of Options Granted	Stock Price on Measurement Date	Exercise Price	Expected Term	Expected Volatility	Dividend Yield	Risk Free Rate
07/14/11	15,000	$32.00	$32.00	10.00	287.00%	0.00%	2.98%
07/26/11	5,000	$34.50	$34.50	10.00	285.00%	0.00%	2.99%
08/15/11	5,000	$22.50	$22.50	10.00	284.00%	0.00%	2.29%
05/24/12	5,000	$7.00	$7.00	10.00	187.00%	0.00%	1.77%
	30,000

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The following table summarizes information about the options outstanding (granted outside the Plan)  and exercisable at December 31, 2013 by the directors and scientific advisory board members:

Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Range of Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life
$32.00	15,000	7.53	$32.00	12,500	7.53
$34.50	5,000	7.56	$34.50	5,000	7.56
$22.50	5,000	7.62	$22.50	5,000	7.62
$7.00	5,000	8.39	$7.00	3,334	8.39
	30,000			25,834

As of December 31, 2013, 25,834 options have vested and 4,166 options remain unvested. The vesting terms range from 3 to 4 years and the vested options have a weighted average remaining term of 7.67 years and a weighted average exercise price of $27.50 per share.

Equity Incentive Plan
On September 24, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan (as amended, the "Plan"), which was adopted by stockholders on November 20, 2012.  The Company believes that such awards better align the interests of its employees and directors with those of its shareholders.  The Company has reserved 400,000 shares of common stock under the Plan.  As of December 31, 2013, options to purchase 202,320 shares of the Company's stock have been granted under the Plan, as set forth in the table below:

Granted to	Number of Options Granted	Range of Exercise Price	Expiration Term in Years
Employees	2,740	$10.00 to 12.50	10
Consultants	32,540	$10.00 to 12.50	10
Officers	25,040	$10.00 to 12.50	10
Directors	137,000	$6.00 to 17.50	10
Scientific Advisory Board Member	5,000	$12.50	10
Total	202,320

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

The following table summarizes the assumptions used to value the Plan options using the Black-Scholes option pricing model:

Grant Date	Number of Options Granted	Stock Price on Measurement Date	Exercise Price	Expected Term	Expected Volatility	Dividend Yield	Risk Free Rate
11/20/12	120	$10.00	$10.00	10.00	166.00%	0.00%	1.66%
01/01/13	3,000	$9.50	$11.00	10.00	164.00%	0.00%	2.00%
01/07/13	7,000	$10.00	$10.00	10.00	166.00%	0.00%	1.92%
01/07/13	40,000	$10.00	$12.50	10.00	166.00%	0.00%	1.92%
02/07/13	100,000	$10.00	$17.50	10.00	164.00%	0.00%	1.99%
02/07/13	9,000	$10.00	$12.50	10.00	164.00%	0.00%	1.99%
02/08/13	5,000	$9.50	$10.00	10.00	164.00%	0.00%	2.00%
02/28/13	2,000	$10.00	$12.50	10.00	158.00%	0.00%	1.89%
04/01/13	3,000	$7.00	$7.00	10.00	160.00%	0.00%	1.86%
05/06/13	8,000	$6.00	$12.50	10.00	161.00%	0.00%	1.80%
05/20/13	200	$6.00	$12.50	10.00	161.00%	0.00%	1.97%
05/21/13	4,000	$6.00	$12.50	10.00	161.00%	0.00%	1.94%
05/24/13	100	$6.50	$12.50	10.00	160.00%	0.00%	2.01%
06/10/13	2,000	$8.00	$12.50	10.00	160.00%	0.00%	2.22%
07/01/13	3,000	$9.50	$9.50	10.00	159.00%	0.00%	2.50%
08/21/13	4,400	$8.50	$12.50	10.00	157.00%	0.00%	2.87%
10/01/13	3,000	$6.00	$6.00	10.00	155.00%	0.00%	2.66%
11/26/13	2,500	$7.50	$12.50	10.00	154.00%	0.00%	2.71%
12/20/13	6,000	$7.50	$12.50	10.00	152.00%	0.00%	2.89%
	202,320

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The following table summarizes the activities in stock options granted under the Plan during the years ended December 31, 2013 and 2012:

	Shares Under Options	Weighted Average Exercise Price
Balance at January 1, 2012	-
Options granted	160	$10.00
Options exercised	-
Options cancelled/expired	-
Balance at December 31, 2012	160	$10.00
Options granted	202,200	$14.50
Options exercised	-
Options cancelled/expired	(40)	$10.00
Balance at December 31, 2013	202,320	$14.50

At December 31, 2013, the weighted-average remaining term of the options was 9.17 years.  As of December 31, 2013, the aggregate intrinsic value of outstanding options was $1,500 and the aggregate intrinsic value of exercisable options was $NIL.  The aggregate intrinsic value is calculated by multiplying the number of outstanding and exercisable options by the excess of the market price for our common stock at December 31, 2013 over the exercise price for each option.  The market price for our common stock at December 31, 2013 was $7.50.  The aggregate unvested cost of the options at December 31, 2013 was $1,014,360.

The following table summarizes information about options outstanding and exercisable at December 31, 2013 that were granted under the Plan:

Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Range of Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life
$6.00	3,000	9.76	$6.00	-	-
$7.00	3,000	9.25	$7.00	-	-
$9.50	3,000	9.50	$9.50	-	-
$10.00	12,120	9.06	$10.00	3,187	9.07
$11.00	3,000	9.02	$11.00	-	-
$12.50	78,200	9.24	$12.50	10,167	9.31
$17.50	100,000	9.11	$17.50	-	-
	202,320			13,354

As of December 31, 2013, 13,354 options have vested and 188,967 options remain unvested.  The vesting terms range from zero to 5 years and the vested options have a weighted average remaining term of 9.25 years and a weighted average exercise price of $12.00 per share.

Stock Issuances
During the year ended December 31, 2012, the Company issued an aggregate of 83,668 shares of restricted common stock to consultants, a director, an employee and officers for services provided to the Company.  The shares issued were valued at trading prices on the date of issuance between $3.50 and $22.50 per share.  The compensation cost as a result of the issuance and vesting of such shares are aggregate charges of $48,150 and $501,946 for the years ended December 31, 2013 and 2012, respectively.  The shares issued to one of our officers and a director are subject to certain vesting requirements.

During the year ended December 31, 2013, the Company issued an aggregate of 28,780 shares of restricted common stock to a director, an employee and consultants.  All such shares were valued at trading prices on the date of issuance between $6.00 and $10.00 per share.  The compensation cost as a result of the issuance and vesting of such shares is an aggregate charge of $187,782 for the year ended December 31, 2013.  Additionally, on January 7, 2013, the Company issued 100,000 shares to an officer which were subsequently cancelled in April 2013 upon the termination of his employment with the Company.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 8 – INTELLECTUAL PROPERTY PURCHASE AGREEMENT

On February 25, 2011, the Company, Atlas Acquisition Corp., a wholly-owned subsidiary of the Company formed in February 2011 (“Atlas Sub”), and Peak Wellness, Inc. (“Peak”), entered into and consummated an Intellectual Property Purchase Agreement (the “Purchase Agreement”), pursuant to which Atlas Sub purchased certain intellectual property assets from Peak (the “Acquisition”).  Pursuant to the Purchase Agreement, the Company acquired from Peak all intellectual property pertaining to MYO-T12, a natural-myostatin inhibitor, including the formula and process for making MYO-T12, certain trademarks, trade secrets, patent applications and certain domain names.  The aggregate consideration for MYO-T12 was $4,662,000 paid in cash, a promissory note and shares of common stock. The contractually stated purchase price for the assets was $1,150,000, of which $450,000 was paid in cash and $700,000 via the issuance of the promissory note.  Additionally, the Company issued 140,480 shares of common stock with an aggregate fair value of $3,512,000 to Peak as part of the purchase price of MYO-T12, representing 12% of the fully diluted voting common stock of the Company on the date of the Acquisition.

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

The intellectual property carrying value as of December 31, 2013 and December 31, 2012 was $2,000,000.  Management performed their annual reviews of the intellectual property and determined no impairment existed and there was no change to the carrying value for the years ended December 31, 2012 and 2013.

NOTE 9 - INCOME TAXES

Income tax expense for years ended December 31, 2013 and 2012 is shown as follows:

Years ended December 31,	2013	2012
Current	$500	$1,550
Deferred	-	-
Total	$500	$1,550

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The effects of temporary differences between the financial reporting and income tax bases of assets and liabilities which give rise to the deferred tax assets and liabilities are presented below:

Years Ended December 31,	2013	2012
Deferred tax assets:
Goodwill	$559,904	$672,348
Net operating losses	3,573,353	2,133,004
Other	3,579	1,542
Total deferred tax assets	4,136,836	2,806,894
Valuation allowance	(4,120,395)	(2,804,632)
Total net deferred tax assets	16,441	2,262

Deferred tax liabilities:
Depreciation	(16,441)	(2,262)
Total deferred tax liabilities	(16,441)	(2,262)
Net deferred tax asset	$-	$-

The valuation allowance for the deferred tax asset increased by $1,315,763 for the twelve months ended December 31, 2013.

The Company has net operating losses amounting to approximately $9,066,000 that expire in various periods through 2033.  The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules.  Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, the current global economic crisis imposes additional profitability risks that are beyond the Company’s control.  Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

The Company has no uncertain income tax positions.

The tax years ended December 31, 2007 through 2013 are open for examination by federal and state taxing authorities.

The statutory federal income tax rate and the effective rate are reconciled as follows:

Years Ended December 31,	2013	2012
Statutory federal income tax rate	34.00%	34.00%
State taxes, net of federal tax benefit	5.94%	5.00%
Valuation allowance	(39.94)%	(39.00)%
Net deferred tax asset	-%	-%

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 10 - COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS

Distribution Agreement
On May 16, 2012, the Company entered into a distribution agreement (the "Agreement") with MHP, a company engaged in the development, marketing and distribution of nutritional and other therapies for the consumer.  Pursuant to the Agreement, MHP will, on an exclusive basis, provide marketing, sales and distribution of MYO-T12, to be sold under the brand name MYO-X, in retail and other outlets.  MHP agreed to pay the Company $195,301 upon the execution of the Agreement, with such amount credited against inventory purchases.  The Agreement provided for one year of exclusivity for MHP, which was extended through December 31, 2013.  The parties are currently negotiating a new agreement.  The Agreement further provides for a co-operative advertising arrangement with MHP, whereby the Company is required to pay MHP a fee for each unit of MYO-X sold.

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

The future minimum lease payments under the non-cancellable operating lease in excess of one year at December 31, 2013 is as follows:

Years Ended December 31,	Amount
2014	$59,434
2015	65,095
2016	67,163
2017	39,623
Total	$231,315

Rent expense for the years ended December 31, 2013 and 2012 was $70,354 (includes common area maintenance charges and taxes) and $41,630, respectively.

Supply Agreement
On June 24, 2013, the Company entered into a supply agreement with Deutsches Institut fur Lebensmitteltechnik e.V. - the German Institute for Food Technologies (“DIL”).  The agreement obligates the Company to minimum annual quantity purchases, and provides that DIL will manufacture and supply the Company with the proprietary product contained in MYO-X and that DIL shall only manufacture the product for commercial purposes with the Company’s consent.  The term of the agreement is two years, and will continue until terminated by either party upon three months written notice.

Employment Agreements

Peter A. Levy:
On February 8, 2013, we entered into an amended and restated employment agreement with Peter Levy to continue to serve as our Chief Operating Officer and Executive Vice President. The agreement replaced Mr. Levy’s existing employment agreement dated February 10, 2012.  Pursuant to the terms of the agreement, Mr. Levy will continue to work for us and receive an annual base salary of $200,000.    Mr. Levy may receive an annual cash bonus in an amount up to 100% of his base salary, as may be determined by the Board in its sole discretion. The 10,000 shares of common stock previously granted to Mr. Levy will vest in four equal semi-annual installments commencing on August 10, 2012. The term of the agreement is three years, and the agreement will automatically renew for successive one-year periods, unless a notice of non-renewal is provided by either party at least sixty days prior to the expiration date of the term.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

On April 21, 2013, Mr. Levy was appointed to the additional position of President of the Company.

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

Carlon Colker MD, FACN:
On February 25, 2011, concurrent with the closing of the Acquisition, the Company entered into an employment agreement with Carlon Colker, MD, FACN, pursuant to which Dr. Colker agreed to serve as Chief Medical Officer and Executive Vice President of the Company.  On June 14, 2012, Dr. Carlon Colker resigned from his positions as Chief Medical Officer and Executive Vice President.  Simultaneously with his resignation, Dr. Colker agreed to serve on the Company’s Scientific Advisory Board.  In connection with his appointment to the Scientific Advisory Board, Dr. Colker entered into an advisory board agreement with the Company, pursuant to which the Company issued him 6,000 shares of common stock.  The Agreement also includes standard confidentiality and non-competition obligations and provisions for intellectual property assignments by Dr. Colker.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Glen R. Fleischer:
On January 2, 2013, we entered into an employment agreement with Glen R. Fleischer pursuant to which Mr. Fleischer agreed to serve as our Chief Executive Officer and as a member of our board of directors.

Pursuant to the terms of the agreement, Mr. Fleischer would work for us on a full-time basis and receive an annual base salary of $320,000.  Mr. Fleischer was also entitled to an annual cash bonus in an amount up to 100% of his base salary, as determined by our board of directors in its sole discretion.  In addition, Mr. Fleischer was granted 100,000 shares of our common stock, which shares were to vest in four equal semi-annual installments commencing on July 2, 2013.  The term of the agreement was three years, and the agreement was to automatically renew for successive one-year periods, unless a notice of non-renewal was provided by either party at least sixty days prior to the expiration date of the term.  On April 25, 2013, Mr. Fleischer resigned as our Chief Executive Officer and as a member of our board of directors.

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

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The agreement also granted warrants to purchase 3,000 shares of common stock, 2,000 of which were granted upon signing of the agreement and 1,000 of which were granted in December 2011.  The warrants have a term of two years with an exercise price of $50.00 per share.  The warrants further provide that in the event (a) the trading price of the common stock of the Company on its principal trading market does not exceed $100.00 within two years of grant and (b) the warrants are not exercised prior to such time, then the spokesperson shall have the right to sell any unexercised portion of the warrants to the Company in exchange for $50.00 for each share of common stock underlying the unexercised portion of the warrants.

On June 27, 2013, the 2,000 warrants expired and a $100,000 liability was recorded. On December 27, 2013 the 1,000 warrants expired and a $50,000 liability was recorded, for a total liability of $150,000.

Director Agreements

Dr. Louis Aronne:
On July 14, 2011, the Company entered into two separate agreements with Dr. Louis Aronne to be a member of the Board of Directors and the Scientific Advisory Board.  The director agreement provides for compensation in the form of 2,000 shares of restricted common stock vesting in five equal annual installments commencing on execution of the agreement and an option to purchase 5,000 shares of common stock at an exercise price of $32.00 for 10 years vesting over a period of 3 years, the first installment of which vested immediately.  Upon a Change of Control, the unvested shares and the option will vest immediately.  The advisory board agreement has a term of 5 years and provides for the issuance of 10,000 shares vesting in five equal annual installments commencing July 14, 2012 and an option to purchase 10,000 shares at $32.00 per share vesting in four equal annual installments, and the first installment vested immediately upon the execution of the agreement.  Upon a Change of Control, all unvested option shall immediately vest.

Dr. Robert Hariri:
On July 26, 2011, the Company entered into an agreement with Dr. Robert Hariri to be a member of the Board of Directors.  The director agreement provides for 2,000 shares of restricted common stock vesting in five equal annual installments (the first installment of which vested immediately) and an option to purchase 5,000 shares of common stock at an exercise price of $34.50 for 10 years vesting over a period of 3 years, the first installment of which vested immediately.  Upon a Change of Control, the unvested shares and the option shall immediately vest.

Dr. Peter Diamandis:
On August 15, 2011, the Company entered into an agreement with Dr. Peter Diamandis to be a member of the Board of Directors.  The director agreement provides for 2,000 shares of restricted common stock vesting in five equal annual installments (the first installment of which vested immediately) and an option to purchase 5,000 shares of common stock at an exercise price of $22.50 for 10 years vesting over a period of 3 years, the first installment of which vested immediately. Upon a Change of Control, the unvested shares and the option shall immediately vest.

Dr. Buzz Aldrin:
On May 24, 2012, the Company entered into an agreement with Dr. Buzz Aldrin to be a member of the Board of Directors.  The director agreement provides for 2,000 shares of restricted common stock vesting in five equal annual installments (the first installment of which vested immediately) and an option to purchase 5,000 shares of common stock at an exercise price of $7.00 for 10 years vesting over a period of 3 years, the first installment of which vested immediately.  Upon a Change of Control, the unvested shares and the option shall immediately vest.

Dr. Sapna Srivastava:
On February 6, 2013, the Company entered into an agreement with Dr. Sapna Srivastava to serve as a member of the Board of Directors.  The director agreement provides for the issuance of 2,000 shares of restricted common stock, vesting in five equal annual installments (the first installment of which vested immediately) and an option to purchase 5,000 shares of common stock, issued under the Plan, at an exercise price of $10.00 vesting over a period of 3 years.  The options are subject to the terms and provision of the Plan.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 11 - SUBSEQUENT EVENTS

Private Placement

On January 27, 2014, the Company consummated a private placement (the “Offering”) of units (the “Units”) comprised of (i) one share of the Company’s common stock, $0.001 par value (the “Common Stock”), and (ii) two warrants to purchase shares of Common Stock as follows: (a) a Series A warrant to purchase 0.5 shares of Common Stock at an exercise price of $15.00 per share   (the “Series A Warrant”) and (b) a Series B warrant to purchase 0.25 shares of Common Stock at an exercise price of $45.00 per share   (the “Series B Warrant,” and together with Series A Warrant, the “Warrants”) to accredited investors (“Purchasers”) pursuant to the terms of a Securities Purchase Agreement (the “ Purchase Agreement”) at a purchase price of $7.50 per Unit  .  In connection with the Offering, the Company issued 631,346 shares of Common Stock, 315,676  Series A Warrants   and 157,846 Series B Warrants   for aggregate gross proceeds of $4.375 million.

The Series A Warrants entitle the holders to purchase shares of Common Stock reserved for issuance thereunder for a period of three years from the closing of the Offering (the “Closing Date”) and the Series B Warrants entitle the holders to purchase Common Stock for issuance thereunder for a period of five years from the Closing Date.  The Warrants can be exercised for cash or on a cashless basis.

The Purchase Agreement provides that the Company will use its commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission within 90 days from the Closing Date with respect to the re-sale of all Common Stock issued in connection with the Offering, including the shares of Common Stock underlying the Warrants, and will use its commercially reasonable efforts to obtain effectiveness of the registration statement within 150 days of the Closing Date.

The Purchase Agreement also permits the Purchasers a right to participate, pro rata, up to 25% of the total dollar value of any equity related financing conducted by the Company for a period of two years from the Closing Date.  In addition, the Company agreed to appoint a nominee to the Company’s board of directors within thirty days of the consummation of the Offering, and provided that the Purchasers continue to own at least 50% of the shares of Common Stock issued in the Offering, to nominate such designee to serve on the Company’s board of directors at each of the next four annual meetings of the Company’s stockholders.

The Purchase Agreement also contains customary representations, warranties and indemnification by the Company.  Brean Capital, LLC served as placement agent in the Offering (the “Placement Agent”). The Placement Agent was issued 47,351 shares of Common Stock, which was equal to 7.5% of the shares of Common Stock issued in the Offering.

Stock Split

On February 5, 2014, the Company filed a Certificate of Change (the “Certificate”) with the Secretary of State of the State of Nevada to effect a reverse stock split of its outstanding and authorized shares of common stock at a ratio of 1 for 50 (the “Stock Split”).  The Stock Split was previously approved by the board of directors of the Company.

As a result of the Stock Split, the number of the Company’s authorized shares of common stock was decreased from 300,000,000 to 6,000,000 shares and the number of its authorized shares of preferred stock was decreased from 25,000,000 to 500,000 shares.  The effective date of the Stock Split was February 10, 2014.  Upon the effectiveness of the Stock Split, the Company’s issued and outstanding shares of common stock decreased from approximately 145.9 million shares to approximately 2.9 million shares of common stock, all with a par value of $0.001. The Company has no outstanding shares of preferred stock.  Fractional shares resulting from the Stock Split were rounded up to the next whole number.

All amounts presented in these financial statements, including the “Private Placement” paragraph contained within this footnote, have been adjusted for this Stock Split.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MYOS CORPORATION

Date: March 31, 2014	By:	/s/ Carl DeFreitas
Name: Carl DeFreitas
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title(s)	Date

/s/ Peter Levy	President	March 31, 2014
Peter Levy	(Principal Executive Officer )

/s/ Dr. Robert J. Hariri	Chairman of the Board	March 31, 2014
Dr. Robert J. Hariri

/s/ Dr. Louis Aronne	Director	March 31, 2014
Dr. Louis Aronne

/s/ Dr. Buzz Aldrin	Director	March 31, 2014
Dr. Buzz Aldrin

/s/ Dr. Peter Diamandis	Director	March 31, 2014
Dr. Peter Diamandis

/s/ Dr. Sapna Srivastava	Director	March 31, 2014
Dr. Sapna Srivastava

/s/ Christopher Pechock	Director	March 31, 2014
Christopher Pechock

/s/ Carl DeFreitas	Chief Financial Officer	March 31, 2014
Carl DeFreitas	(Principal Financial Officer and Principal Accounting Officer)