Form 10-Q
period 2014-03-31
MYOS Corp
filed 2014-05-15
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53298

MYOS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	90-0772394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Horsehill Road, Suite 106, Cedar Knolls, N.J.	07927
(Address of Principal Executive Offices)	(Zip Code)

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

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of May 15, 2014, the registrant had 2,919,235 shares of common stock outstanding.

INDEX	Page

PART 1-FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	3

Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2014 and 2013 and the period from inception (April 11, 2007) to March 31, 2014	4

Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the period from inception (April 11, 2007) to March 31, 2014	5

Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2014 and 2013 and for the period from inception (April 11, 2007) to March 31, 2014	6 to 7

Notes to Consolidated Financial Statements	8 to 22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Control and Procedures	26

PART II-OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	27

Item 4. Mine Safety Disclosures	27

Item 5. Other Information	27

Item 6. Exhibits	27

SIGNATURES	28

PART 1-FINANCIAL INFORMATION Item 1. Financial Statements MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash	$3,913,705	$451,361
Accounts receivable	1,494,879	644,760
Inventories	860,572	142,430
Prepaid expenses and other current assets	319,580	215,128
Total current assets	6,588,736	1,453,679

Fixed assets, net of accumulated depreciation	336,398	344,366
Intellectual property	2,000,000	2,000,000
Intangible assets	38,652	38,377

Total assets	$8,963,786	$3,836,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$710,210	$184,685
Accrued expenses	369,578	311,704
Total current liabilities	1,079,788	496,389

Total liabilities	1,079,788	496,389

Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value; 500,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value, 6,000,000 shares authorized;
2,919,235 and 2,227,447 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	2,918	2,227
Additional paid-in capital	22,211,485	17,246,308
Deficit accumulated during development stage	(14,330,405)	(13,908,502)

Total stockholders' equity	7,883,998	3,340,033

Total liabilities and stockholders' equity	$8,963,786	$3,836,422

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			April 11, 2007
			(Inception Date)
	Three Months Ended March 31,		to March 31,
	2014	2013	2014
Net Revenue	$1,546,334	$277,374	$5,875,421
Cost of sales	404,774	126,989	2,838,896
Gross profit	1,141,560	150,385	3,036,525

Operating expenses	1,564,638	1,242,444	15,504,721
Loss from operations	(423,078)	(1,092,059)	(12,468,196)

Other income (expense)
Interest income	1,189	1,865	14,068
Interest expense	(14)	-	(827,044)
Value of warrants in excess of the amount of additional paid-in capital received in the related private placement of restricted common stock	-	-	(2,405,303)
Change in fair value of warrants	-	-	4,085,570
Impairment charge - intellectual property	-	-	(2,662,000)
Amortization of deferred financing costs	-	-	(80,000)
Gain on forgiveness of debt	-	-	12,500
Total other income (expense)	1,175	1,865	(1,862,209)

Net loss	$(421,903)	$(1,090,194)	$(14,330,405)

Weighted average number of common shares outstanding, basic and diluted	2,703,341	2,295,349

Basic and diluted net loss per share attributable to common stockholders	$(0.16)	$(0.47)

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the period from April 11, 2007 (date of inception) to March 31, 2014
(Unaudited)

	Common Stock		Additional	Deficit accumulated during	Total stockholders'
		Amount	paid-in	development	equity
	Shares	$.001 par	capital	stage	(deficit)
Balance at April 11, 2007	-	$-	$-	$-	$-
Common stock issued for cash at $0.009 per share	560,000	560	4,440		5,000
Common stock issued for cash at $0.179 per share	420,000	420	74,580		75,000
Net loss				(60,185)	(60,185)
Balance at December 31, 2007	980,000	980	79,020	(60,185)	19,815
Net loss				(17,928)	(17,928)
Balance at December 31, 2008	980,000	980	79,020	(78,113)	1,887
Net loss				(39,308)	(39,308)
Balance at December 31, 2009	980,000	980	79,020	(117,421)	(37,421)
Net loss				(16,525)	(16,525)
Balance at December 31, 2010	980,000	980	79,020	(133,946)	(53,946)
Issuance of 140,480 shares of Common Stock to Peak Wellness, Inc. as part of the purchase price of intellectual property	140,480	140	3,511,860		3,512,000
Fair value of shares transferred from existing stockholder to the CEO in connection with employment agreement			1,500,000		1,500,000
Proceeds from private placements of restricted common stock	166,701	167	2,480,333		2,480,500
Offering costs			(45,000)		(45,000)
Fair value of warrants issued to private placement investors			(2,432,365)		(2,432,365)
Shares issued for services	41,100	41	690,152		690,193
Vesting of options and shares issued to directors and advisory board members			360,402		360,402
Shares issued in connection with debt	8,000	8	59,992		60,000
Net loss				(5,597,300)	(5,597,300)
Balance at December 31, 2011	1,336,281	1,336	6,204,394	(5,731,246)	474,484
Proceeds from private placements of restricted common stock	688,600	689	6,889,301		6,889,990
Offering costs			(178,800)		(178,800)
Shares issued to employee	200	-	2,700		2,700
Shares issued for services	68,468	68	454,509		454,577
Shares issued in debt conversions	57,711	58	1,346,081		1,346,139
Shares issued in exchange for warrants	32,073	32	752,151		752,183
Shares issued for exercise of warrants	2,333	2	11,665		11,667
Vesting of options and shares issued to employees, officers, directors and advisory board members	15,000	15	359,482		359,497
Net loss				(3,914,460)	(3,914,460)
Balance at December 31, 2012	2,200,667	2,201	15,841,482	(9,645,706)	6,197,977
Shares issued to employee	20	-	170		170
Shares issued for services	26,760	27	178,793		178,820
Vesting of options and shares issued to employees, officers, directors and advisory board members			1,225,862		1,225,862
Net loss				(4,262,796)	(4,262,796)
Balance at December 31, 2013	2,227,447	2,227	17,246,308	(13,908,502)	3,340,033
Proceeds from private placements of restricted common stock	631,346	631	4,734,369		4,735,000
Offering costs			(72,043)		(72,043)
Shares issued for private placement fee	47,351	47	(47)		-
Additional shares issued for odd lots in connection with reverse stock split	91	-	-		-
Vesting of options and shares issued to consultants, employees, officers, directors and advisory board members	13,000	13	302,898		302,911
Net loss				(421,903)	(421,903)
Balance at March 31, 2014	2,919,235	$2,918	$22,211,485	$(14,330,405)	$7,883,998

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

			April 11, 2007
			(Inception Date)
	Three Months Ended March 31,		to March 31,
	2014	2013	2014

Cash Flows from Operating Activities

Net loss	$(421,903)	$(1,090,194)	$(14,330,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,132	5,327	50,973
Amortization	-	-	80,000
Stock based compensation	302,911	354,372	4,985,132
Loss on debt conversion	-	-	760,566
Impairment charges	-	-	2,662,000
Interest expense paid in stock	-	-	43,762
Derivatives charges and credits	-	7,650	(1,515,433)

Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(850,119)	42,164	(1,494,879)
(Increase) decrease in inventories	(718,142)	108,857	(860,572)
(Increase) decrease in prepaid expenses and other assets	(104,452)	(10,352)	(206,761)
Increase (decrease) in accounts payable and accrued expenses	583,399	28,233	841,597
Net cash used in operating activities	(1,196,174)	(553,943)	(8,984,020)

Cash Flows from Investing Activities

Acquisition of intellectual property	-	-	(450,000)
Acquisition of fixed assets	(4,164)	(258,229)	(387,371)
Acquisition of intangible assets	(275)	(1,252)	(38,652)
Net cash used in investing activities	(4,439)	(259,481)	(876,023)

Cash Flows from Financing Activities

(Repayments to) advances from related parties	-	-	140,434
Note borrowings	-	-	19,500
Repayment of notes payable	-	-	(807,500)
Proceeds from (Repayments of) issuance of notes	-	-	540,000
Proceeds from issuance of stock to initial stockholders	-	-	80,000
Proceeds from exercise of warrants	-	-	11,667
Proceeds from private placement of common stock	4,735,000	-	14,085,490
Offering costs	(72,043)	-	(295,843)
Net cash provided by financing activities	4,662,957	-	13,773,748

Net increase/(decrease) in cash	3,462,344	(813,424)	3,913,705
Cash at beginning of the period	451,361	3,979,662	-
Cash at end of the period	$3,913,705	$3,166,238	$3,913,705

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOW (Continued)
(Unaudited)

			April 11, 2007
			(Inception Date)
	Three months ended March 31,		to March 31,
	2014	2013	2014
Supplemental Disclosure of Cash Flow Information:
Total Cash paid for franchise taxes	$1,774	$2,150	$7,002
Total Cash paid for Interest	$14	$-	$15,917

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Offering costs paid by stockholder	$-	$-	$25,000
Conversion of stockholder loan and interest into common stock	$-	$-	$549,487
Conversion of stockholder loan into capital - no shares issued	$-	$-	$22,256
Conversion of 9,767 warrants into 1,954 common shares	$-	$-	$44,050
Conversion of 150,600 warrants into 30,121 common shares	$-	$-	$722,882
Note payable - insurance financing	$-	$-	$42,500
Note issued for accounts payable	$-	$-	$7,500
Acquisition of intellectual property through note payable	$-	$-	$700,000
Financing costs through issuance of restricted common stock	$-	$-	$80,000
Conversion of derivative liability to accrued expense	$-	$-	$150,000
Stock issued for prepaid consulting	$-	$-	$70,000

The accompanying notes are an integral part of the financial statements

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2014 and 2013

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization & Business Activities
MYOS Corporation, formerly known as Atlas Therapeutics Corporation (the "Company") was incorporated under the laws of the State of Nevada on April 11, 2007.  On February 25, 2011, the Company entered into an agreement to purchase certain intellectual property from Peak Wellness, Inc. (the "Acquisition") (see Note 7 - Intellectual Property Purchase Agreement). Since the Acquisition, the Company’s business focus has been on the discovery, development and commercialization of nutritional supplements, functional foods, therapeutic products and other technologies aimed at maintaining or improving the health and performance of muscle tissue.  The Company has  realized revenues of only $5,875,421 through March 31, 2014 without fully implementing its plan of operations and is therefore a development stage company.

Basis of Accounting and Principles of Consolidation
The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiary, Atlas Acquisition Corp. (formed on February 23, 2011 to facilitate the purchase of the intellectual property discussed in Note 7 - Intellectual Property Purchase Agreement).  All material intercompany balances and transactions have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States of America for complete consolidated financial statements have been condensed or are not included herein.  The interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2013.

The results of operations of any interim period are not necessarily indicative of the results for the full year.  The unaudited interim consolidated financial information presented herein reflects all normal adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented.  The Company is responsible for the unaudited interim consolidated financial statements included in this report.

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

The Company's policy is to evaluate indefinite-lived intangible assets (currently only the intellectual property) for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  See Note 7 - Intellectual Property Purchase Agreement for information related to impairment charges recorded in 2011 for indefinite-lived intellectual property intangible assets.

The intellectual property carrying value as of March  31, 2014 and December 31, 2013 was $2,000,000.  Management performed their annual review of the intellectual property during the quarter ended December 31, 2013 and determined no impairment existed and there was no change to the carrying value.

Revenue Recognition
The Company recognizes revenue when products are shipped or title has passed and collection is reasonably assured.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2014 and 2013

Inventories
Inventory consist of the following:
	March 31,	December 31,
For the periods ended	2014	2013
Raw materials	$449,765	$137,084
Work in process	-	-
Finished goods	410,807	5,346
Total Inventory	$860,572	$142,430

Inventories are stated at the lower of cost or market, with cost determined on a first in, first-out basis.

Advertising
The Company charges the costs of advertising to expense as incurred. The Company incurred $129,409 and $147,526 of advertising and promotional costs for the three months ended March 31, 2014 and 2013 respectively, and $2,382,919 since its inception.  Pursuant to its distribution agreement with Maximum Human Performance (“MHP”), entered into on May 16, 2012, the Company has a co-operative advertising arrangement whereby the Company pays MHP a fee for each unit sold (See Note 9 - Commitments, Contingencies and Other Comments - Distribution Agreements).

Fixed Assets
Fixed assets consist of the following:
	March 31,	December 31,
For the periods ended	2014	2013
Furniture, fixtures and equipment	$129,950	$127,462
Computers and software	16,792	16,791
Leasehold improvements	233,954	233,954
Other	6,675	5,000
Total fixed assets	387,371	383,207
Less accumulated depreciation	(50,973)	(38,841)
Net book value of fixed assets	$336,398	$344,366

Repair and maintenance costs are expensed as incurred.  Depreciation expense was $12,132 and $5,327 for the three months ended March 31, 2014 and 2013, respectively.

Depreciation
The cost of property and equipment is depreciated over the estimated useful life of 3 to 7 years.  Depreciation is computed using the straight-line method when assets are placed in service.  Leasehold improvements are amortized over the lesser of the asset's useful life or the contractual remaining lease term including expected renewals.

Concentrations of Risk, Significant Distributors and Significant Supplier
The Company maintains its bank accounts with high credit quality financial institutions and has never experienced any losses related to these bank accounts.    At March 31, 2014, the Company's uninsured cash balances totaled $3,644,305.

The Company currently sells its products primarily through two distributors.  Accordingly, credit risk is concentrated among these distributors.  The Company monitors economic conditions and performs ongoing credit evaluation of its distributors.  The Company has not had any losses from uncollectible accounts.  One distributor accounts for $1,420,000 of the Company's $1,494,879 accounts receivable balance.

The Company currently relies on one foreign company to produce the raw product for MYO-T12 and Fortetropin™,  (see Note 9 - Commitments, Contingencies and Other Comments – Supply Agreement).  The Company is pursuing other supply alternatives.

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

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2014 and 2013

The Company uses the Black-Scholes option-pricing model to estimate the fair value of  share-based compensation.  Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to our expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

Share-based compensation expense for awards to employees and non-employees was $302,911 and $354,372 for the three months ended March 31, 2014 and 2013, respectively.

Comprehensive Loss
The Company had no items of other comprehensive income or expense for the three months ended March 31, 2014 and 2013.  Accordingly, the Company's comprehensive loss and net loss are the same for all periods presented.

Research and Development
The Company incurred $433,758 and $178,477 of research and development costs (which are included in operating expenses) for the three months ended March 31, 2014 and 2013 respectively, and $1,394,841 since its inception.

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

Our intangible assets are valued and tested for impairment using Level 3 inputs (see Note 7 - Intellectual Property Purchase Agreement).  In the process of the valuation of the intangible asset, we determined that the carrying cost exceeded the fair value at December 31, 2011 and we recorded an impairment charge and adjusted the balance of the asset to reflect the fair value.  There have been no impairment charges in any subsequent periods.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2014 and 2013

Basic and Diluted Income (Loss) per Share
In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding.  Diluted loss per common share is computed in a manner similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential shares had been issued and if such additional shares were dilutive.  At March 31, 2014 and 2013, the Company’s stock equivalents were anti-dilutive and excluded in the diluted loss per share computation.  The aggregate number of potentially dilutive options and warrants outstanding at March 31, 2014 and 2013 were 755,342 and 199,120, respectively.

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

Interest costs and penalties related to income taxes are classified as interest expense and operating expenses, respectively, in the Company's financial statements.  For the three months ended March 31, 2014 and 2013, the Company did not recognize any interest or penalty expense related to income taxes.  The Company files income tax returns in the U.S. federal jurisdiction and states in which it does business.

NOTE 2 - PRIVATE PLACEMENTS OF RESTRICTED COMMON STOCK

During April 2007, the Company sold 560,000 shares of its common stock to its founders for cash proceeds of $5,000.  During December 2007, the Company sold 420,000 shares of its common stock in a private placement for cash proceeds of $75,000.

From February 25 through July 12, 2011, the Company issued an aggregate of 162,701 shares of common stock and granted warrants to purchase 162,701 shares of common stock to certain accredited investors (the “Private Placements”) with piggy-back registration rights in a private placement and received aggregate gross proceeds of $2,440,500.  Each warrant had a three-year term and was exercisable at $5.00 per share (due to the triggering of a down round full ratchet anti-dilution provision).  In June and September 2012, 160,368 warrants were exchanged for 32,074 shares of the Company's common stock and 2,333 warrants were exercised for $11,667.  On June 27, 2012, holders of an aggregate of 150,601 warrants exchanged those warrants for 30,120 shares of common stock.  On September 24, 2012, holders of an aggregate of 9,767 warrants exchanged those warrants for 1,953 shares of common stock.  On September 24, 2012, a holder of 2,333 warrants exercised those warrants at $5.00 a share and received 2,334 shares of common stock.

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
March 31, 2014 and 2013

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

In January 2014, the Company issued an aggregate of 631,346 shares of common stock and granted two series of warrants (Series A and Series B) to purchase 315,676 and 157,846 shares of common stock, respectively, to certain accredited investors in a private placement and received aggregate gross proceeds of $4,735,000.  The Series A warrants have a three year term and are exercisable at $15.00 per share.  The Series B warrants have a five year term and are exercisable at $45.00 per share.  The securities are subject to registration rights.  Brean Capital, LLC served as placement agent in the offering and was issued 47,351 shares of common stock as its fee, which was equal to 7.5% of the shares of common stock issued in the offering.

The Company has received aggregate gross proceeds of $14,085,490 from these private placements as follows:

Date	Shares	Gross Proceeds	Related Warrant Liability at Inception	Related Warrant Liability at March 31, 2014
February 25, 2011	95,334	$1,430,000	$2,350,251	$-
May 31, 2011	28,200	423,000	1,186,859	-
June 27, 2011	37,500	562,500	1,243,838	-
July 12, 2011	1,667	25,000	57,742	-
December 2, 2011	4,000	40,000	-	-
February 10, 2012	65,000	325,000	-	-
February 14, 2012	80,000	400,000	-	-
March 7, 2012	20,000	100,000	-	-
March 15, 2012	35,000	175,000	-	-
March 22, 2012	5,000	25,000	-	-
April 9, 2012	20,000	100,000	-	-
April 24, 2012	* 4,000	-	-	-
June 28, 2012	48,000	600,000	-	-
July 6, 2012	411,600	5,144,990	-	-
January 27, 2014	631,346	4,735,000	-	-
	1,090,946	$14,085,490	$4,838,690	$-

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

NOTE 4 - ADVANCES, ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTIES

As of March 31, 2014 and December 31, 2013, there are no amounts due to related parties for advances, accounts payable and accrued expenses.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2014 and 2013

NOTE 5 - CAPITAL STOCK

On February 5, 2014, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to effect a reverse stock split of its outstanding and authorized shares of common stock and preferred stock  at a ratio of 1 for 50.    As a result of the reverse stock split, the number of the Company’s authorized shares of common stock was decreased from 300,000,000 to 6,000,000 shares and the number of its authorized shares of preferred stock was decreased from 25,000,000 to 500,000 shares. All amounts presented in these financial statements have been adjusted for the reverse stock split.

NOTE 6 - WARRANTS, OPTIONS, EQUITY INCENTIVE PLAN AND STOCK ISSUANCES

Warrants
During the year ended December 31, 2011, the Company granted a total of 165,701 warrants to purchase restricted common stock.  Of those warrants, 162,701 were granted to private placement investors and included down round full ratchet anti-dilution provisions requiring periodic repricing if shares are later offered at lower prices.  In June 2012, holders of 150,601 warrants received 30,120 shares of restricted common stock in exchange for those warrants.  In September 2012, holders of 9,767 warrants received 1,953 shares of restricted common stock in exchange for such warrants and a holder of 2,333 warrants exercised such warrants at $5.00/share and received 2,333 shares of restricted common stock.  During the years ended December 31, 2013 and December 31, 2012, no warrants were granted.

On January 27, 2014, in connection with a private placement (See NOTE 2 - Private Placements of Restricted Common Stock), the Company granted two series of warrants to purchase shares of common stock as follows: a Series A warrant to purchase 315,676 shares of common stock at an exercise price of $15.00 per share (the “Series A Warrant”) and a Series B warrant to purchase 157,846 shares of common stock at an exercise price of $45.00 per share (the “Series B Warrant”).  The Series A Warrants entitle the holders to purchase shares of common stock  for a period of three years from the grant date and the Series B Warrants entitle the holders to purchase common stock  for a period of five years from the grant date.  The warrants can also be exercised on a cashless basis.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2014 and 2013

The following table summarizes the total warrants granted to private placement investors during 2014.  During the period ended March 31, 2014, warrants to purchase 473,522 shares were granted.  During the year ended December 31, 2013, no warrants were granted.  Derivative charges were $NIL and $7,650 for the three months ended March 31, 2014 and 2013, respectively.  The number of shares under warrants outstanding as of March 31, 2014 is 473,522.

Grant Date	Number of Shares Under Warrants Granted	Number of Shares Under Warrants Exchanged, Exercised or Expired	Number of Shares Under Warrants Outstanding as of March 31, 2014	Exercise Price	Expiration Term in Years
January 27, 2014 (A)	315,676	-	315,676	$15.00	2.83
January 27, 2014 (B)	157,846	-	157,846	$45.00	4.82
	473,522	-	473,522
(A) Private placement of Series A warrants
(B) Private placement of Series B warrants

The following table summarizes the activities in warrants for the year ended December 31, 2013 and the three months ended March 31, 2014:

	Shares Under Warrants	Weighted Average Exercise Price
Balance at January 1, 2013	3,000	$50.00
Warrants granted	-
Warrants exercised
Warrants cancelled/exchanged/expired	(3,000)	50.00
Balance at December 31, 2013	-	$-
Warrants granted	473,522	25.00
Warrants exercised	-
Warrants cancelled/exchanged/expired	-
March 31, 2014	473,522	$25.00

The following table summarizes information about shares under warrants outstanding and exercisable at March 31, 2014.  Since all shares under warrants currently outstanding are fully and immediately vested at issuance, the information for both outstanding and exercisable are identical.

Shares Under Warrants Outstanding and Exercisable
Range of Exercise Price	Shares Under Warrants Outstanding and Exercisable	Weighted Average Remaining Contractual Life
$15.00	315,676	2.83
$45.00	157,846	4.82
	473,522

The following table summarizes the assumptions used to value the warrants at the issuance date using the Black-Scholes option pricing model:

Grant Date		Number of Shares Under Warrants Granted	Stock Price on Measurement Date	Exercise Price	Expected Term	Expected Volatility	Dividend Yield	Risk Free Rate
(A)	01/27/14	315,676	$7.00	$15.00	3.00	148.00%	0.00%	0.90%
(B)	01/27/14	157,846	$7.00	$45.00	5.00	148.00%	0.00%	1.73%
		473,522

(A) Private placement of Series A warrants
(B) Private placement of Series B warrants

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2014 and 2013

Options
The Company granted an aggregate of 30,000 options to purchase restricted common stock to certain directors and scientific advisory board members (see Note 9 - Commitments, Contingencies and Other Comments – Director Agreements) prior to the adoption of the 2012 Equity Incentive Plan (the “Plan”).  For options granted under the Equity Incentive Plan, see “Equity Incentive Plan” below.

The following table summarizes the activities in stock options (granted outside the Plan) as of December 31, 2013 and for the three months ended March 31, 2014:

	Shares Under Options	Weighted Average Exercise Price
Balance at January 1, 2013	30,000	$26.67
Options granted	-
Options exercised	-
Options cancelled/expired	-
Balance at December 31, 2013	30,000	$26.67
Options granted	-
Options exercised	-
Options cancelled/expired	-
Balance at March 31, 2014	30,000	$26.67

At March 31, 2014, the weighted-average remaining term of the options was 7.44 years.  As of March 31, 2014, the aggregate intrinsic value of outstanding options was $35,000 and the aggregate intrinsic value of exercisable options was $23,338.  The aggregate intrinsic value is calculated by multiplying the number of outstanding and exercisable options by the excess of the market price for our common stock at March 31, 2014 over the exercise price for each option.  The market price for our common stock at March 31, 2014 was $14.00.  The aggregate unvested cost of the options at March 31, 2014 was $30,903.

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
	30,000

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2014 and 2013

The following table summarizes information about the options outstanding (granted outside the Plan) and exercisable at March 31, 2014 by the directors and scientific advisory board members:

Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Range of Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life
$32.00	15,000	7.28	$32.00	12,500	7.28
$34.50	5,000	7.31	$34.50	5,000	7.31
$22.50	5,000	7.37	$22.50	5,000	7.37
$7.00	5,000	8.14	$7.00	3,334	8.14
	30,000			25,834

As of March 31, 2014, 25,834 options have vested and 4,166 options remain unvested. The vesting terms range from 3 to 4 years and the vested options have a weighted average remaining term of 7.42 years and a weighted average exercise price of $27.42 per share.

Equity Incentive Plan
On September 24, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan (as amended, the "Plan"), which was adopted by stockholders on November 20, 2012.  The Company believes that such awards better align the interests of its employees and directors with those of its shareholders.  The Company has reserved 400,000 shares of common stock under the Plan.  During the first quarter of 2014, 9,000 options previously granted to an advisory board member were cancelled.  As of March 31, 2014, options to purchase 251,820 shares of the Company's stock have been granted under the Plan, as set forth in the table below:

Granted to	Number of Options Granted	Range of Exercise Price	Expiration Term in Years
Employees	9,740	$8.60 to 12.50	10
Consultants	34,540	$8.60 to 12.50	10
Officers	57,040	$8.60 to 12.50	10
Directors	145,500	$6.00 to 17.50	10
Scientific Advisory Board Member	5,000	$12.50	10
Total	251,820

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

The following table summarizes the assumptions used to value the Plan options using the Black-Scholes option pricing model:

Grant Date	Number of Options Granted	Stock Price on Measurement Date	Exercise Price	Expected Term	Expected Volatility	Dividend Yield	Risk Free Rate
11/20/12	120	$10.00	$10.00	10.00	166.00%	0.00%	1.66%
01/01/13	3,000	$9.50	$11.00	10.00	164.00%	0.00%	2.00%
01/07/13	7,000	$10.00	$10.00	10.00	166.00%	0.00%	1.92%
01/07/13	40,000	$10.00	$12.50	10.00	166.00%	0.00%	1.92%
02/07/13	100,000	$10.00	$17.50	10.00	164.00%	0.00%	1.99%
02/07/13	9,000	$10.00	$12.50	10.00	164.00%	0.00%	1.99%
02/08/13	5,000	$9.50	$10.00	10.00	164.00%	0.00%	2.00%
02/28/13	2,000	$10.00	$12.50	10.00	158.00%	0.00%	1.89%
05/06/13	8,000	$6.00	$12.50	10.00	161.00%	0.00%	1.80%
05/20/13	200	$6.00	$12.50	10.00	161.00%	0.00%	1.97%
05/21/13	4,000	$6.00	$12.50	10.00	161.00%	0.00%	1.94%
05/24/13	100	$6.50	$12.50	10.00	160.00%	0.00%	2.01%
06/10/13	2,000	$8.00	$12.50	10.00	160.00%	0.00%	2.22%
08/21/13	4,400	$8.50	$12.50	10.00	157.00%	0.00%	2.87%
11/26/13	2,500	$7.50	$12.50	10.00	154.00%	0.00%	2.71%
12/20/13	6,000	$7.50	$12.50	10.00	152.00%	0.00%	2.89%
01/17/14	20,000	$7.00	$12.50	10.00	150.00%	0.00%	2.84%
02/18/14	8,000	$8.25	$12.50	10.00	149.00%	0.00%	2.71%
03/10/14	30,500	$8.60	$8.60	10.00	148.00%	0.00%	2.79%
	251,820

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2014 and 2013

The following table summarizes the activities in stock options granted (under the Plan) during the year ended December 31, 2013 and the three months ended March 31, 2014:

	Shares Under Options	Weighted Average Exercise Price
Balance at January 1, 2013	160	$10.00
Options granted	202,200	$14.58
Options exercised	-
Options cancelled/expired	(40)	10.00
Balance at December 31, 2013	202,320	$14.58
Options granted	58,500	$10.47
Options exercised	-
Options cancelled/expired	(9,000)	$7.50
Balance at March 31, 2014	251,820	$13.87

At March 31, 2014, the weighted-average remaining term of the options was 9.14 years.  As of March 31, 2014, the aggregate intrinsic value of outstanding options was $381,480 and the aggregate intrinsic value of exercisable options was $79,626.  The aggregate intrinsic value is calculated by multiplying the number of outstanding and exercisable options by the excess of the market price for our common stock at March 31, 2014 over the exercise price for each option.  The market price for our common stock at March 31, 2014 was $14.00.  The aggregate unvested cost of the options at March 31, 2014 was $1,497,129.

The following table summarizes information about options outstanding and exercisable at March 31, 2014 that were granted under the Plan:

Options Outstanding			Options Exercisable
Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Range of Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life
$8.60	30,500	9.95	$8.60	-	-
$10.00	12,120	8.81	$10.00	6,254	8.82
$11.00	3,000	8.78	$11.00	1,500	8.78
$12.50	106,200	9.21	$12.50	33,408	8.90
$17.50	100,000	8.86	$17.50	50,000	8.86
	251,820			91,162

As of March 31, 2014, 91,162 options have vested and 160,658 options remain unvested.  The vesting terms range from zero to 5 years and the vested options have a weighted average remaining term of 8.87 years and a weighted average exercise price of $15.05 per share.

Stock Issuances
During the year ended December 31, 2012, the Company issued an aggregate of 83,668 shares of restricted common stock to consultants, a director, an employee and officers for services provided to the Company. All such shares were valued at trading prices on the date of issuance between $3.50 and $22.50 per share.  The compensation cost as a result of the issuance and vesting of such shares are aggregate charges of $14,804 and $2,275 for the three months ended March 31, 2014 and 2013, respectively.  These shares are subject to certain vesting requirements.

During the year ended December 31, 2013, the Company issued an aggregate of 26,780 shares of restricted common stock to a director, an employee and consultants.  All such shares were valued at trading prices on the date of issuance between $6.00 and $10.00 per share.  The compensation cost as a result of the issuance and vesting of such shares are aggregate charges of $950 and $29,117 for the three months ended March 31, 2014 and 2013, respectively.  Additionally, on January 7, 2013, the Company issued 100,000 shares to an officer which were subsequently cancelled in April 2013 upon the termination of his employment with the Company.

During the three months ended March 31, 2014, the Company issued an aggregate of 13,000 shares of restricted common stock to a director, advisory board member and three consultants.  All such shares were valued at trading prices on the date of issuance between $7.50 and $8.80 per share.  The compensation cost as a result of the issuance and vesting of such shares was an aggregate charge of $10,338 for the three months ended March 31, 2014.  These shares are subject to certain vesting requirements.

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2014 and 2013

NOTE 7 – INTELLECTUAL PROPERTY PURCHASE AGREEMENT

On February 25, 2011, the Company, Atlas Acquisition Corp., a wholly-owned subsidiary of the Company formed in February 2011 (“Atlas Sub”), and Peak Wellness, Inc. (“Peak”), entered into and consummated an Intellectual Property Purchase Agreement (the “Purchase Agreement”), pursuant to which Atlas Sub purchased certain intellectual property assets from Peak (the “Acquisition”).  Pursuant to the Purchase Agreement, the Company acquired from Peak all intellectual property pertaining to MYO-T12, a natural-myostatin inhibitor, including the formula and process for making MYO-T12, certain trademarks, trade secrets, patent applications and certain domain names.  The aggregate consideration for MYO-T12 was $4,662,000 paid in cash, a promissory note and shares of common stock. The contractually stated purchase price for the assets was $1,150,000, of which $450,000 was paid in cash and $700,000 via the issuance of the promissory note.  Additionally, the Company issued 140,480 shares of common stock with an aggregate fair value of $3,512,000 to Peak as part of the purchase price of MYO-T12, representing 12% of the fully diluted voting common stock of the Company on the date of the Acquisition.  In 2013, we trademarked the name “FORTETROPIN” for the main ingredients contained in MYO-T12.

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

The intellectual property carrying value as of March 31, 2014 and December 31, 2013 was $2,000,000.  Management performed their annual review of the intellectual property and determined no impairment existed and there was no change to the carrying value for the year ended December 31, 2013.

NOTE 8 - INCOME TAXES

Income tax expense for the  three months ended March 31, 2014 and March 31, 2013 is shown as follows:

Three months ended March 31,	2014	2013
Current	$500	$800
Deferred	-	-
Total	$500	$800

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2014 and 2013

The effects of temporary differences between the financial reporting and income tax bases of assets and liabilities which give rise to the deferred tax assets and liabilities are presented below:

For the periods ended	March 31,	December 31,
	2014	2013
Deferred tax assets:
Intellectual property	$531,793	$559,904
Net operating losses	3,649,102	3,573,353
Other	9,540	3,579
Total deferred tax assets	4,190,435	4,136,836
Valuation allowance	(4,176,435)	(4,120,395)
Total net deferred tax assets	14,000	16,441

Deferred tax liabilities:
Depreciation	(14,000)	(16,441)
Total deferred tax liabilities	(14,000)	(16,441)
Net deferred tax asset	$-	$-

The valuation allowance for the deferred tax asset increased by $56,040 for the three months ended March 31, 2014.

The Company has net operating losses amounting to approximately $9,255,360 that expire in various periods through 2035.  The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules.  Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, the current global economic crisis imposes additional profitability risks that are beyond the Company’s control.  Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

The Company has no uncertain income tax positions.

The tax years ended December 31, 2007 through 2013 are open for examination by federal and state taxing authorities.

The statutory federal income tax rate and the effective rate are reconciled as follows:

For the three months ended March 31,	2014	2013
Statutory federal income tax rate	34.00%	34.00%
State taxes, net of federal tax benefit	5.94%	5.94%
Valuation allowance	(39.94)%	(39.94)%
Net deferred tax asset	-%	-%

MYOS CORPORATION AND SUBSIDIARY
(a development stage company)
Notes to Consolidated Financial Statements
March 31, 2014 and 2013

NOTE 9 - COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS

Distribution Agreements
On May 16, 2012, the Company entered into a distribution agreement (the "MHP Agreement") with MHP, a company engaged in the development, marketing and distribution of nutritional and other therapies for the consumer.  Pursuant to the MHP Agreement, MHP agreed to provide marketing, sales and distribution of MYO-T12, to be sold under the brand name MYO-X, in retail and other outlets within the sports nutrition market.  The MHP Agreement further provides for a co-operative advertising arrangement with MHP, whereby the Company is required to pay MHP a fee for each unit of MYO-X sold.

During the first quarter of 2014, the Company expanded the distribution of Fortetropin™ into the age management market.

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

The future minimum lease payments under the non-cancellable operating lease in excess of one year at March 31, 2014 is as follows:

Years Ended December 31,	Amount
2014	$45,392
2015	65,095
2016	67,163
2017	39,623
Total	$217,273

Rent expense (includes common area maintenance charges and taxes) for the three months ended March 31, 2014 and 2013 was $17,425 and $15,431, respectively.

Supply Agreement
On June 24, 2013, the Company entered into a supply agreement with Deutsches Institut fur Lebensmitteltechnik e.V. - the German Institute for Food Technologies (“DIL”).  The agreement obligates the Company to minimum annual quantity purchases, and provides that DIL will manufacture and supply the Company with Fortetropin™ and that DIL shall only manufacture the product for commercial purposes with the Company’s consent.  The term of the agreement is two years, and will continue until terminated by either party upon three months written notice.

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
March 31, 2014 and 2013

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

On June 27, 2013, the 2,000 warrants expired and a $100,000 liability was recorded. On December 27, 2013, the 1,000 warrants expired and a $50,000 liability was recorded, for a total liability of $150,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on  Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Plan of Operation

We are focused on the discovery, development and commercialization of nutritional supplements, functional foods, therapeutic products and other technologies aimed at maintaining or improving the health and performance of muscle tissue.  Our initial core product is MYO-T12, a natural, reversible, temporary myostatin-inhibiting product.  Our sales are conducted pursuant to our distribution agreements.  Our plan of action over the next twelve months is to: (i) deepen the scientific understanding of the activity of MYO-T12 (or Fortetropin™, which refers to fertilized egg yolk powder), specifically as a natural, reversible, temporary modulator of the regulatory peptide myostatin, and to leverage this knowledge to strengthen and build our intellectual property, (ii) conduct research and development activities to evaluate myostatin modulation in a range of both wellness and disease states, (iii) identify other products and technologies which may broaden our portfolio and define a business development strategy to protect, enhance and accelerate the growth of our products, (iv) reduce the cost of manufacturing through process improvement, (v) identify contract manufacturing resources that can fully meet our future growth requirements, (vi) develop a differentiated and advantaged consumer positioning, brand name and iconography, and (vii) create a sales and marketing capability through alliances to maximize near-term and future revenues. We believe that existing wellness and therapeutic targets, such as myostatin, represent a rational entry point for additional drug discovery efforts and are evaluating a separate, concurrent objective in this area.

Our distribution agreement with MHP allows us to co-brand our product under the MYO-X name and focus on conducting clinical trials of MYO-T12 to support our marketing claims as well as to enhance our intellectual property, to develop product improvements and new products, and to reduce the cost of the product by finding more efficient manufacturing processes and contract manufacturers.

During the first quarter of 2014, the Company expanded the distribution of Fortetropin™ into the age management market.

As an early development-stage biotherapeutics and nutritional products company, we are dedicated to basic and clinical research which support our existing and future product portfolio.  We have launched our internal research and development efforts through construction of a dedicated protein chemistry and proteomics laboratory led by Dr. Neerav Padliya.  We incurred approximately $62,400 of costs related to the construction of our state-of-the-art research laboratory which have been capitalized for future R&D activities.  This laboratory is actively evaluating the many active molecules in Fortetropin™ and  MYO-T12. In addition, we believe the research performed in this laboratory will establish a basis for the continued submission of patent applications to help protect the Company's intellectual property.  We are dedicated to protecting our innovative technology.

We remain committed to research and development.  We invest in research and development activities externally through academic and industry collaborations aimed at enhancing our products and broadening our product portfolio.

In July 2013, we entered into a pre-clinical study agreement with The Brigham and Woman’s Hospital, Inc. to conduct a pre-clinical study on the effects of MYO-T12 alone or in combination with testosterone on skeletal muscle mass and the fat mass in a rodent model.  The study is expected to be completed in the fourth quarter of 2014.  In September 2013, we entered into a clinical study agreement with Hackensack University Medical Center to conduct a clinical study to determine the effects of MYO-T12 on blood chemistries and body mass index in healthy adult women.  In October 2013, we entered into an agreement with DIL for the development of a liquid dietary supplement formulation based on MYO-T12. The study is expected to be completed in the fourth quarter of 2014.  In February 2014, we entered into an agreement with the University of Tampa to study the effects of MYO-T12 on skeletal muscle growth, strength and power in resistance trained males.  The study is expected to be completed in the second quarter of 2014.  In May 2014, we entered into a Master Service Agreement (MSA) with Rutgers University.   The Company’s first service agreement under the MSA is to develop cell-based assays for high-throughput screening purposes.  We believe the assays that will be developed will enable the Company to elucidate the specific molecules in Fortetropin™ that impart activity as it relates to the development of muscle tissue.  The study is expected to be completed in June 2015.  The foregoing agreements are an integral part of our business strategy and we believe they will provide a clear scientific rationale for Fortetropin™ and MYO-T12's role as a nutritional product and support its use in different medical and health applications in the future.

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

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

For the three months ended March 31, 2014, the Company generated net revenues of $1,546,334 compared to  net revenues of $277,374 for the three months ended March 31, 2013.  The increase in net revenues during the three months ended March 31, 2014 was due to sales resulting from expansion into the age management market.  Gross profit for the three months ended March 31, 2014 was $1,141,560 compared to $150,385 for the three months ended March 31, 2013. The increase was due to higher sales as well as sales mix.  Operating expenses for the three months ended March 31, 2014 was $1,564,638, compared to $1,242,444 of operating expenses for the three months ended March 31, 2013, mostly due to higher research and development costs, distributor commissions, salary and consulting costs.   The net loss for the three months ended March 31, 2014 was $421,903 compared to a net loss of $1,090,194 for the three months ended March 31, 2013.

Research and development costs (which are included in operating expenses) for the three months ended March 31, 2014 was $433,758 compared to $178,477 for the three months ended March 31, 2013.

Upon completion of our annual impairment testing for indefinite lived intangible assets during the quarter ended December 31, 2013, we determined that the carrying values of the intellectual property intangible assets did not exceed its fair value. As a result, no impairment existed and there was no change to the carrying amount of intellectual property as of December 31, 2013.

Period from April 11, 2007 (Date of Inception) to March 31, 2014

In the period from April 11, 2007 (inception) to March 31, 2014, we generated net revenues of $5,875,421 while incurring $15,504,721 in operating expenses. The cumulative net loss since inception is $14,330,405 including net non-cash derivatives valuation adjustments of $1,680,267 and intellectual property impairment charges of $2,662,000.  Upon completion of our annual impairment testing for indefinite-lived intangible assets after the fourth quarter of 2011, we determined that the carrying values of the intellectual property intangible assets exceeded its fair value and we recorded noncash impairment charges totaling $2,662,000, reducing the carrying value of the asset to its fair value of $2,000,000. Such revaluation did not affect our cash flow.  There have been no impairment charges in any subsequent periods.

The Company incurred research and development costs (which are included in operating expenses) in the period from April 11, 2007 (inception) to March 31, 2014 of $1,394,840.

Liquidity and Capital Resources

As of March 31, 2014, we had cash of $3,913,705 and total assets of $8,963,786 (which includes $2,038,652 of intangible assets).  For the three months ended March 31, 2014, we used cash of $1,196,174 for operations, inventory procurement, product development and research and development activities and received cash of $4,662,957 (net of expenses) through a private placement of securities by issuing 631,346 shares of Common Stock, Series A Warrants and  Series B Warrants.  We also have up to $500,000 available under a line of credit.

We plan to invest between $1.5 million to $2.0 million into research and development activities within the next twelve months in addition to normal operating cash needs.

We may seek to raise additional capital through the issuance of debt or equity securities.  We believe we will have sufficient funds for operations, inventory procurement, product development and research and development costs through March 31, 2015.

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

Fair Value of Indefinite-Lived Intangible Assets

Our policy is to evaluate indefinite-lived intangible assets for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An intangible asset with an indefinite life (the intellectual property) is evaluated for possible impairment by comparing the fair value of the asset with its carrying value. Fair value is estimated as the discounted value of future revenues arising from a trademark using a royalty rate that an independent party would pay for use of that trademark. An impairment charge is recorded if the trademark's carrying value exceeds its estimated fair value. An impairment charge is recorded if the carrying value of the goodwill exceeds its implied fair value.  See Note 7 - Intellectual Property Purchase Agreement for information related to impairment charges recorded in 2011 for indefinite-lived intellectual property intangible assets.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014.  Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the  quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item1A.  Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.  Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this report, except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

MYOS CORPORATION

Date: May 15, 2014	By:	/s/ Carl DeFreitas
Name: Carl DeFreitas
Title: Chief Financial Officer