Form 10-Q
period 2014-06-30
MYOS Corp
filed 2014-08-14
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission file number 000-53298

MYOS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	90-0772394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Horsehill Road, Suite 106
Cedar Knolls, New Jersey 07927
(Address of principal executive offices, including zip code)

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
Yes ☒ No ☐

Indicate by check mark whether the Registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 13, 2014, the registrant had 2,909,435 shares of common stock outstanding.

MYOS CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYOS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$2,296	$451
Accounts receivable	2,333	645
Inventories	1,169	143
Prepaid expenses and other current assets	214	215
Total current assets	6,012	1,454

Fixed assets, net of accumulated depreciation	331	344
Intangible assets, net of accumulated amortization	1,992	2,038
Total assets	$8,335	$3,836

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$617	$184
Accrued expenses	482	312
Total current liabilities	1,099	496

Total liabilities	1,099	496

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value; 500,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value, 6,000,000 shares authorized; 2,909,285 and 2,227,447 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	3	2
Additional paid-in capital	22,563	17,246
Accumulated deficit	(15,330)	(13,908)
Total stockholders' equity	7,236	3,340

Total liabilities and stockholders' equity	$8,335	$3,836

See accompanying Notes to unaudited condensed consolidated financial statements.

MYOS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net sales	$1,679	$715	$3,225	$993
Cost of sales (excludes amortization of acquired intangibles)	645	318	1,050	445
Gross profit	1,034	397	2,175	548
Operating expenses
Research and development	295	107	729	285
Selling, general and administrative	1,685	1,275	2,815	2,340
Amortization	50	-	50	-
Loss on asset impairment	5	-	5	-
Total operating expenses	2,035	1,382	3,599	2,625
Operating loss	(1,001)	(985)	(1,424)	(2,077)

Other income (expense):
Interest income	1	1	2	3
Total other income (expense)	1	1	2	3

Net loss and comprehensive loss	$(1,000)	$(984)	$(1,422)	$(2,074)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.34)	$(0.44)	$(0.51)	$(0.94)

Weighted average number of common shares outstanding:
Basic and diluted	2,909	2,212	2,807	2,208

See accompanying Notes to unaudited condensed consolidated financial statements.

MYOS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(1,422)	$(2,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24	14
Amortization	50	-
Stock-based compensation	725	719
Derivative charges and credits	-	19
Impairment charge	5	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,688)	(31)
(Increase) decrease in inventories	(1,026)	204
(Increase) decrease in prepaid expenses and other assets	(69)	(35)
Increase (decrease) in accounts payable and accrued expenses	603	138
Net cash used in operating activities	(2,798)	(1,046)

Cash Flows From Investing Activities:
Additions to fixed assets	(16)	(335)
Acquisition of intangible assets	(4)	(2)
Net cash used in investing activities	(20)	(337)

Cash Flows From Financing Activities:
Proceeds from private placement of common stock	4,735	-
Offering costs	(72)	-
Net cash provided by financing activities	4,663	-

Net increase (decrease) in cash	1,845	(1,383)
Cash at beginning of period	451	3,980
Cash at end of period	$2,296	$2,597

Supplemental schedule of non-cash investing and financing activities:
Shares issued for private placement fee	$355	$-
Warrants issued with common stock	$2,486	$-
Forfiteiure of restricted stock for prepaid services	$70	$-

See accompanying Notes to unaudited condensed consolidated financial statements.

MYOS CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited; amounts in thousands, except per share amounts, unless otherwise indicated)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND LIQUIDITY

Nature of Operations
MYOS Corporation is an emerging bionutrition and biotherapeutics company focused on the discovery, development and commercialization of products that improve muscle health and function. The Company was incorporated under the laws of the State of Nevada on April 11, 2007.  As used in this report, the terms the “Company”, “MYOS”, “our”, or “we”, refer to MYOS Corporation, its predecessor, Atlas Therapeutics Corporation, and subsidiary, unless the context indicates otherwise.  On February 25, 2011, the Company entered into an agreement to acquire our platform dietary supplement product called MYO-T12 from Peak Wellness, Inc. (the "Acquisition"). Since the Acquisition, the Company’s principal business activities have been focused on: deepening our scientific understanding of the activity of FortetropinTM, the active ingredient in MYO-T12, and to leverage this knowledge to strengthen and build our intellectual property; developing sales and marketing strategies aimed at expanding our commercial presence in the sports nutrition and age management markets; evaluating the value of Fortetropin in therapeutic markets, including the treatment of sarcopenia, cachexia, anorexia, obesity and muscular-related conditions; and, conducting research and development focused on the discovery, development and commercialization of other products and technologies aimed at maintaining or improving the health and performance of muscle tissue.  Since its inception in April 2007, the Company has recognized revenues of only $7,555.  The Company’s activities are subject to significant risks and uncertainties.

The Company’s first commercial product MYO-T12, a clinically proven natural myostatin inhibitor, is currently distributed by Maximum Human Performance (MHP) principally in the United States of America (U.S.) under the brand name MYO-X®.  MYO-X is currently available on popular retailer websites and in specialty retailers. During 2014, the Company expanded its commercial operations into the age management market through a distribution agreement with Cenegenics Product and Lab Services, LLC (“Cenegenics”).  Under the arrangement, Cenegenics promotes and distributes a proprietary formulation of Fortetropin through its age management centers located throughout the U.S. and its community of physicians focused on treating a growing population of patients focused on proactively addressing age-related health and wellness concerns. Our commercial focus includes developing new products using multiple product delivery formats to target the large, but currently underserved, markets focused on muscle health.

Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures required by U.S. GAAP for complete consolidated financial statements have been condensed or omitted herein.  The interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2013.  The unaudited interim condensed consolidated financial information presented herein reflects all normal adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented.  The Company is responsible for the unaudited interim consolidated financial statements included in this report.  The results of operations of any interim period are not necessarily indicative of the results for the full year.

Liquidity
As of June 30, 2014, the Company had cash of $2,296 to meet current obligations and working capital of $4,913 (current assets of $6,012, less current liabilities of $1,099).  We have incurred net losses since our inception.  For the three months ended June 30, 2014 and June 30, 2013 net loss was $1,000 and $984, respectively, and for the six months ended June 30, 2014 and June 30, 2013, net loss was $1,422 and $2,074, respectively.  At June 30, 2014 and December 31, 2013, we had an accumulated deficit of $15,330 and 13,908, respectively.  Since the Company’s inception, net cash provided by financing activities, which has been our primary source of cash flows, was $13,774.  At June 30, 2014, we have no debt outstanding.  We have up to $500 available under a revolving credit agreement. For additional information about the revolving credit agreement refer to “NOTE 9 – Commitments and Contingencies.”  We may seek to raise additional capital through the issuance of debt or equity securities.  Should management seek additional debt and/or equity financing for the Company, it cannot assure that such financing will be available on acceptable terms, if at all.  Based on management's forecast, we believe we will have sufficient funds for operations, inventory procurement, product development and research and development costs through June 30, 2015.

MYOS CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited; amounts in thousands, except per share amounts, unless otherwise indicated)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements include the accounts of MYOS Corporation, and its wholly-owned subsidiary, Atlas Acquisition Corp. All material intercompany balances and transactions between and among its consolidated subsidiary have been eliminated.

Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, equity and the disclosures of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment.  It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future non-conforming events.  Accordingly, the actual results could differ significantly from estimates.  Significant items subject to such estimates include but are not limited to the valuation of stock-based awards, revenue recognition, the selection of asset useful lives, fair value estimations used to test long-lived assets, including intangibles, impairments and provisions necessary for assets and liabilities.

Cash & Cash Equivalents
As of June 30, 2014 and December 31, 2013, the Company had cash of $2,296 and $451.  The Company considers all highly liquid investments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  At June 30, 2014 and December 31, 2013, the Company had no cash equivalents.

The Company maintains its bank accounts with high credit quality financial institutions and has never experienced any losses related to these bank accounts.  The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its financial institutions. The balance at times may exceed federally insured limits.  At June 30, 2014 and December 31, 2013, the Company's uninsured cash balances totaled $1,796 and $197, respectively.

Concentrations of Risk, Significant Customers and Significant Supplier
The Company currently sells its products primarily through two distributors.  Accordingly, credit risk is concentrated among these customers.  The Company monitors economic conditions and performs ongoing credit evaluation of its customers.  Management regularly reviews accounts receivables, and if necessary, establishes an allowance for doubtful accounts that reflects management’s best estimate of amounts that may not be collectible based on historical collection experience and specific customer information. Bad debt expense recognized as a result of an allowance for doubtful accounts is classified under selling, general and administrative expenses in the Consolidated Statements of Operations.  The Company has not had any losses from uncollectible accounts. Accounts receivable balances at June 30, 2014 and December 31, 2013 have not been reduced by an allowance for doubtful accounts.  At June 30, 2014 and December 31, 2013, the Company had the following concentrations of accounts receivable with customers:

	June 30, 2014	December 31, 2013
MHP	23%	100%
Cenegenics	77%	0%
Total	100%	100%

For the three and six months ended June 30, 2014 and 2013, the Company had the following concentrations of revenues with customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
MHP	60%	100%	35%	100%
Cenegenics	40%	0%	65%	0%
Total	100%	100%	100%	100%

MYOS CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited; amounts in thousands, except per share amounts, unless otherwise indicated)

The Company currently relies on one third-party manufacturer to produce Fortetropin™ (see NOTE 10 – Subsequent Events – Supply Agreement).  This manufacturer purchases all the needed raw materials from suppliers and coordinates any additional production steps with third-parties. We have multiple vendors for blending, packaging and labeling. The Company is pursuing other supply alternatives.

Inventories
Inventories at June 30, 2014 and December 31, 2013 consisted of the following:

(In thousand $)	June 30, 2014	December 31, 2013
Raw materials	$980	$137
Work in process	4	-
Finished goods	185	6
Total	$1,169	$143

Inventories are valued at the lower of cost or market, with cost determined on a first in, first-out basis.

Fixed Assets
Fixed assets are stated at cost and depreciated to their estimated residual value over their estimated useful lives of 3 to 7 years. Leasehold improvements are amortized over the lesser of the asset's useful life or the contractual remaining lease term including expected renewals.  When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are reversed from the accounts and the resulting gains or losses are included in the Statements of Operations.

Depreciation is provided using the straight-line method for all property and equipment. Depreciation expense was $12 and $9 for the three months ended June 30, 2014 and 2013, respectively, and $24 and $14 for the six months ended June 30, 2014 and 2013, respectively.  Repairs and maintenance costs are expensed as incurred.

We review our fixed assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. If the assets are determined to be unrecoverable, an impairment loss is calculated by determining the difference between the carrying values and the estimated fair values of the assets or groups of assets. During the three months ended June 30, 2014, the Company recorded an impairment charge of $5 to reduce the unrecoverable net carrying value of a capitalized fixed asset to zero.  We did not consider any of our property and equipment to be impaired during the three months ended March 31, 2014 and the three and six months ended June 30, 2013.

Fixed assets at June 30, 2014 and December 31, 2013 consisted of the following:

(In thousand $)	June 30, 2014	December 31, 2013
Furniture, fixtures and equipment	$127	$127
Computers and software	21	17
Leasehold improvements	239	234
Other	7	5
Total fixed assets	394	383
Less accumulated depreciation	(63)	(39)
Net book value of fixed assets	$331	$344

Intangible Assets
The Company’s intangible assets primarily relates to intellectual property pertaining to the MYO-T12 brand, which includes the formula, trademarks, trade secrets, patent application and domain names acquired from Peak Wellness, Inc. in February 2011.  The intellectual property was initially recorded as an indefinite-lived intangible asset and tested annually for impairment or more frequently if events or circumstances changed that could potentially reduce the fair value of the asset below its carrying value.  Impairment testing requires the development of significant estimates and assumptions involving the determination of estimated net cash flows, selection of the appropriate discount rate to measure the risk inherent in future cash flow streams, assessment of an asset’s life cycle, competitive trends impacting the asset as well as other factors.  Changes in these underlying assumptions could significantly impact the asset’s estimated fair value.

MYOS CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited; amounts in thousands, except per share amounts, unless otherwise indicated)

During the fourth quarter of 2011, based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and projected revenues from sales of MYO-T12 and (iii) assumptions similar to those that market participants would make in valuing the Company's intangible assets, management determined that the carrying values of the intellectual property asset exceeded its fair value.  Accordingly, the Company recorded noncash impairment charges totaling $2,662 and reduced the intellectual property asset to its fair value of $2,000.  Management performed annual impairment tests during the fourth quarter of 2012 and 2013 and determined no further impairment existed and there was no change to the carrying value of the intellectual property asset.  During the second quarter of 2014, management made an assessment and based on expansion into new markets and introduction of new formulas determined that the intellectual property had a finite useful life of ten (10) years. We made a separate determination that no further impairment existed.  Accordingly, beginning in the second quarter of 2014, the carrying value of the intellectual property asset will be amortized over its estimated useful life.

Intangible assets also includes patent costs associated with applying for a patent and being issued a patent. Costs to defend a patent and costs to invalidate a competitor’s patent or patent application are expensed as incurred. Upon issuance of the patent, capitalized patent costs are amortized on a straight-line basis over the shorter of the estimated economic life or the initial term of the patent, generally 20 years.

Intangible assets at June 30, 2014 and December 31, 2013 consisted of the following:

(In thousand $)	June 30,	December 31,
	2014	2013
Intangibles with finite lives:
Intellectual property	$2,000	$-
Less: accumulated amortization	(50)	-
Total intangibles with finite lives:	1,950	-
Intangibles with indefinite lives:
Intellectual property	-	2,000
Patent costs	42	38
Total intangibles with indefinite lives:	42	2,038
Total intangible assets, net	$1,992	$2,038

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense for intangible assets is estimated to be $100 over the remainder of 2014 and $200 in each of the next five years.

Revenue Recognition
The Company records revenue when persuasive evidence of an arrangement exists, product has been shipped or delivered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Depending on individual customer agreements, sales are recognized either upon shipment of product to customers or upon delivery.  The Company’s gross product sales may be subject to sales allowances and deductions in arriving at reported net product sales.  Reductions from gross sales for customer discounts and rebates have been minimal, and sales allowances for product returns have not been provided, since under our existing arrangements, customers are not permitted to return product except for non-conforming product.

Research and Development
Research and development expenses consist primarily of salaries, benefits and other related costs, including stock based compensation, for personnel serving in our research and development functions, and other internal operating expenses, the cost of manufacturing our product for clinical study, the cost of conducting clinical studies, and the cost of conducting preclinical and research activities.  Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are initially capitalized and are then recognized as an expense as the related goods are consumed or the services are performed.

MYOS CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited; amounts in thousands, except per share amounts, unless otherwise indicated)

Advertising
The Company charges the costs of advertising to selling, general and administrative expense as incurred. Advertising and promotional costs, which consist primarily of co-operative advertising fees payable to MHP, were $539 and $322 for the three months ended June 30, 2014 and 2013, respectively, and $668 and $470 for the six months ended June 30, 2014 and 2013, respectively.  Pursuant to our distribution agreement with MHP, the Company has a co-operative advertising arrangement whereby the Company pays MHP a fee for each unit sold.

Shipping and Handling Costs
The Company records costs of shipping product to our distributors in cost of sales. These expenses were $8 and $0 for the three months ended June 30, 2014 and 2013, respectively, and $10 and $0 for the six months ended June 30, 2014 and 2013 respectively.

Share Based Compensation
Generally, share-based payments are measured at their estimated fair value on the date of grant.  Share-based awards to non-employees are re-measured at fair value each financial reporting date until performance is complete.  Share-based compensation expense recognized during a period is based on the estimated number of awards that are ultimately expected to vest.  For stock options and restricted stock that do not vest immediately but which contain only a service vesting feature, we recognize compensation cost on the unvested shares and options on a straight-line basis over the remaining vesting period.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options and warrants and the market price of our common stock on the date of grant for the fair value of restricted stock issued.  Our determination of fair value of share-based awards is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to our expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

Share-based compensation expense for awards to employees and non-employees was $423 and $365 for the three months ended June 30, 2014 and 2013, respectively, and $725 and $719 for the six months ended June 30, 2014 and 2013, respectively.

Comprehensive Loss
Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by, or distributions to, the Company’s stockholders.  Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are included in comprehensive income (loss), but excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company had no items of other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013.  Accordingly, the Company's comprehensive loss and net loss are the same for all periods presented.

Segment Information
Accounting Standards Codification (“ASC”) 280, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments and requires selected information for those segments to be presented in the financial statements.  It also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance.  Management has determined that the Company operates in one segment.

Fair Value Measurement
Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants.  The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby observable and unobservable inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchy levels of inputs to measure fair value:

Level 1:	Inputs that utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2:	Inputs that utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active.
Level 3:	Inputs that utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity.

MYOS CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited; amounts in thousands, except per share amounts, unless otherwise indicated)

A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  At June 30, 2014 and December 31, 2013, the Company’s financial instruments consisted primarily of accounts receivable, accounts payable and accrued expenses.  Due to their short-term nature, as of June 30, 2014 and December 31, 2013, the carrying amounts of the Company’s financial instruments approximated their fair values.

Basic and Diluted Earnings (Loss) Per Share
Basic net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potential dilutive securities outstanding had been issued.  The Company uses the “treasury stock” method to determine the dilutive effect of common stock equivalents, such as options, warrants and restricted stock.  For the three and six months ended June 30, 2014 and 2013, the Company reflected a net loss.  Accordingly, the Company’s common stock equivalents were anti-dilutive and excluded in the diluted net loss per share computation.  The aggregate number of potentially dilutive common stock equivalents outstanding at June 30, 2014 and 2013 but excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 822,802 and 214,420, respectively.

Income Taxes
Income taxes are accounted for under the asset and liability method in accordance with ASC 740, Accounting for Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized.

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

Interest costs and penalties related to income taxes are classified as interest expense and operating expenses, respectively, in the Company's financial statements.  For the three and six months ended June 30, 2014 and 2013, the Company did not recognize any interest or penalty expense related to income taxes.  The Company files income tax returns in the U.S. federal jurisdiction and states in which it does business.

Reclassifications
The Company has revised the presentation of “General and administrative expenses” within the unaudited consolidated statements of operations for the three and six months ended June 30, 2013 to conform to the current three and six month period presentation.  Research and development expenses of $107 for the three months ended June 30, 2013 and $285 for the six month ended June 30, 2013 were previously not presented separately.  These reclassifications were for presentation purposes and had no effect on the financial position, results of operations, or cash flows for the periods presented.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-10 – Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASU 2014-10"). The amendments in this update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. For other entities, the amendments are effective for annual reporting periods beginning after December 15, 2014, and interim reporting periods beginning after December 15, 2015. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

MYOS CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited; amounts in thousands, except per share amounts, unless otherwise indicated)

The Company has early adopted ASU 2014-10 commencing with its financial statements for the quarter ended June 30, 2014 and subsequent periods.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for us beginning in the first quarter of 2017 using one of two prescribed transition methods. Early adoption is not permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consist of estimated future liability payments that relate to the current accounting period.  Management reviews these estimates regularly to determine their reasonableness.  Accrued expenses at June 30, 2014 and December 31, 2013 consisted of the following:

(In thousand $)	June 30, 2014	December 31, 2013
Advertising and promotional expense payable	$171	$171
Commissions payable	182	-
Audit fees payable	31	35
Rent payable	30	30
Accrued bonus	25	-
Consulting fees payable	16	65
Other accrued expenses	27	11
Total accrued expenses	$482	$312

NOTE 5 – STOCKHOLDERS’ EQUITY

Reverse Stock Split
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

MYOS CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited; amounts in thousands, except per share amounts, unless otherwise indicated)

Private Placements of Common Stock
The Company has periodically issued common stock in connection with certain private placement offerings.  The Company has received aggregate gross proceeds of approximately $14.1 million from these private placements as follows:

(In thousand $)

			Gross
Date	Shares		Proceeds
February 25, 2011		95,334	$1,430
May 31, 2011		28,200	423
June 27, 2011		37,500	563
July 12, 2011		1,667	25
December 2, 2011		4,000	40
February 10, 2012		65,000	325
February 14, 2012		80,000	400
March 7, 2012		20,000	100
March 15, 2012		35,000	175
March 22, 2012		5,000	25
April 9, 2012		20,000	100
April 24, 2012	*	4,000	-
June 28, 2012		48,000	600
July 6, 2012		411,600	5,145
January 27, 2014		631,346	4,735
		1,486,647	$14,086

* Shares issued under price protection agreement

In January 2014, the Company issued an aggregate of 631,346 shares of common stock and granted two series of warrants (Series A and Series B) to purchase 315,676 and 157,846 shares of common stock, respectively, to certain accredited investors in a private placement and received aggregate gross proceeds of $4,735.  The Series A warrants have a three year term and are exercisable at $15.00 per share.  The Series B warrants have a five year term and are exercisable at $45.00 per share.  For additional information on the Series A warrants and Series B warrants refer to “NOTE 6 — Warrants.”  The securities were subject to registration rights and have been registered.  Brean Capital, LLC served as placement agent in the private placement and was issued 47,351 shares of common stock with a fair value of $355 based on the market price for our common stock on the date of grant, as its fee, or 7.5% of the shares of common stock issued in the private placement.  For additional information on previous years private placement transactions, refer to “NOTE 2 — Private Placements of Restricted Common Stock” in our Annual Report on Form 10-K for the year ended December 31, 2013.

MYOS CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited; amounts in thousands, except per share amounts, unless otherwise indicated)

Changes in stockholders’ equity for the six months ended June 30, 2014 were as follows:

(In thousand $)			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	deficit	equity

Balance at December 31, 2013	2,227,447	$2	$17,246	$(13,908)	$3,340
Private placement offering, net	631,346	1	4,662	-	4,663
Shares issued for private placement fee	47,351	-	-	-	-
Shares issued for odd lots in connection with reverse stock split	91	-	-	-	-
Shares issued in connection with share based awards	13,050	-	725	-	725
Forfeiture of prior shares issued for services	(10,000)	-	(70)	-	(70)
Net loss	-	-	-	(1,422)	(1,422)
Balance at June 30, 2014	2,909,285	$3	$22,563	$(15,330)	$7,236

NOTE 6 - WARRANTS

On January 27, 2014, in connection with a private placement (See NOTE 5 – Stockholders’ Equity - Private Placements of  Common Stock), the Company granted an aggregate of 473,522 warrants to purchase shares of common stock as follows: (i) Series A warrant to purchase 315,676 shares of common stock at an exercise price of $15.00 per share (the “Series A Warrant”) and (ii) Series B warrant to purchase 157,846 shares of common stock at an exercise price of $45.00 per share (the “Series B Warrant”).  The warrants were determined to have an estimated fair value of $2,486.  The Series A Warrants entitle the holders to purchase shares of common stock for a period of three years from the grant date and the Series B Warrants entitle the holders to purchase common stock for a period of five years from the grant date.  The warrants can also be exercised on a cashless basis.

The following table summarizes information about warrants granted during 2014 and outstanding and exercisable at June 30, 2014.  During the year ended December 31, 2013 and 2012, no warrants were granted. Since all warrants currently outstanding were fully and immediately vested at issuance, the information for both outstanding and exercisable warrants are identical.  For information on warrants granted in 2011 refer to “NOTE 7 — Warrants, Options, Equity Incentive Plan and Stock Issuances” in our Annual Report on Form 10-K for the year ended December 31, 2013.

MYOS CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited; amounts in thousands, except per share amounts, unless otherwise indicated)

	Number of	Shares Underlying	Shares Underlying
	Shares	Warrants	Warrants
	Underlying	Exchanged,	Outstanding &		Expiration
	Warrants	Exercised	Exercisable at	Exercise	Term in
Grant Date	Granted	or Expired	June 30, 2014	Price	Years
January 27, 2014 (A)	315,676	-	315,676	$15.00	2.58
January 27, 2014 (B)	157,846	-	157,846	$45.00	4.57
	473,522	-	473,522

(A) Private placement of Series A warrants
(B) Private placement of Series B warrants

Mark-to-market charges on derivative liability related to warrants was zero for the six months ended June 30, 2014 and $19 for the six months ended June 30, 2013, which was included in selling, general and administrative expenses.

The following table summarizes the activities in warrants for the six months ended June 30, 2014:

Weighted
	Shares	Average
	Underlying	Exercise
	Warrants	Price
Balance at December 31, 2013	-	$-
Warrants granted	473,522	25.00
Warrants exercised	-
Warrants cancelled/exchanged/expired	-
Balance at June 30, 2014	473,522	$25.00

The following table summarizes the assumptions used to value the warrants at the issuance date using the Black-Scholes option pricing model:

	Number of Shares	Stock
	Underlying	Price on
	Warrants	Measurement	Exercise	Expected	Expected	Dividend	Risk Free
Grant Date	Granted	Date	Price	Term	Volatility	Yield	Rate
(A) 1/27/2014	315,676	$7.00	$15.00	3.00	150.00%	0.00%	0.76%
(B) 1/27/2014	57,846	$7.00	$45.00	5.00	150.00%	0.00%	1.61%
	473,522

(A) Private placement of Series A warrants
(B) Private placement of Series B warrants

MYOS CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited; amounts in thousands, except per share amounts, unless otherwise indicated)

NOTE 7 - STOCK COMPENSATION

Granted Outside the Plan
The Company granted an aggregate of 30,000 options to purchase restricted common stock to certain directors prior to the adoption of the 2012 Equity Incentive Plan (the “Plan”).

The following table summarizes the activities in stock options (granted outside the Plan) for the six months ended June 30, 2014:

Weighted
	Shares	Average
	Underlying	Exercise
	Options	Price
Balance at December 31, 2013	30,000	$26.67
Options granted	-	-
Options exercised	-	-
Options cancelled/expired	-	-
Balance at June 30, 2014	30,000	$26.67

At June 30, 2014, the weighted-average remaining term of the options was 7.19 years.  As of June 30, 2014, the aggregate intrinsic value of outstanding options was $35 and the aggregate intrinsic value of exercisable options was $35.  The aggregate intrinsic value is calculated by multiplying the number of outstanding and exercisable options by the excess of the market price for our common stock at June 30, 2014 over the exercise price for each option.  The market price for our common stock at June 30, 2014 was $13.95.  The aggregate unvested cost of the options at June 30, 2014 was $7.

The following table summarizes information about the options outstanding (granted outside the Plan) and exercisable at June 30, 2014:

Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of	Options	Remaining	Range of	Options	Remaining
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Contractual Life
$32.00	15,000	7.03	$32.00	12,500	7.03
$34.50	5,000	7.06	$34.50	5,000	7.06
$22.50	5,000	7.12	$22.50	5,000	7.12
$7.00	5,000	7.89	$7.00	5,000	7.89
	30,000			27,500

As of June 30, 2014, 27,500 options have vested and 2,500 options remain unvested. The vesting terms range from 3 to 4 years and the vested options have a weighted average remaining term of 7.21 years and a weighted average exercise price of $26.18 per share.

MYOS CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited; amounts in thousands, except per share amounts, unless otherwise indicated)

Equity Incentive Plan
On September 24, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan (as amended, the "Plan"), which was adopted by stockholders on November 20, 2012.  The Company believes that such awards better align the interests of its employees and directors with those of its shareholders.  The Company has reserved 400,000 shares of common stock under the Plan. As of June 30, 2014, options to purchase 319,280 shares of the Company's stock have been granted under the Plan, as set forth in the table below:

	Number of
	Options	Range of	Expiration
Granted to	Granted	Exercise Price	Term in Years
Employees	23,740	$8.60 to $13.50	10
Consultants	38,000	$8.60 to $13.50	10
Officers	77,040	$8.60 to $12.55	10
Directors	175,500	$6.00 to $17.50	10
Scientific Advisory Board Member	5,000	$12.50	10
Total	319,280

The following table summarizes the activities in stock options granted (under the Plan) during the six months ended June 30, 2014:

		Weighted
	Shares	Average
	Under	Exercise
	Options	Price
Balance at December 31, 2013	202,320	$14.58
Options granted	125,960	11.60
Options exercised	-
Options cancelled/expired	(9,000)	7.50
Balance at June 30, 2014	319,280	$13.60

At June 30, 2014, the weighted-average remaining term of the options was 9.10 years.  As of June 30, 2014, the aggregate intrinsic value of outstanding options was $466 and the aggregate intrinsic value of exercisable options was $89.  The aggregate intrinsic value is calculated by multiplying the number of outstanding and exercisable options by the excess of the market price for our common stock at June 30, 2014 over the exercise price for each option.  The market price for our common stock at June 30, 2014 was $13.95.

The weighted average grant date fair value of Plan options granted during 2014 was $10.20.  The following table summarizes the assumptions used to value the Plan options granted during 2014 using a Black Scholes model:

		Stock
	Number of	Price on
	Options	Measurement	Exercise	Expected	Expected	Dividend	Risk Free
Grant Date	Granted	Date	Price	Term	Volatility	Yield	Rate
01/17/14	20,000	$7.00	$12.50	10.00	150.00%	0.00%	2.84%
02/18/14	8,000	$8.25	$12.50	10.00	149.00%	0.00%	2.71%
03/10/14	30,500	$8.60	$8.60	10.00	148.00%	0.00%	2.79%
05/07/14	30,500	$11.55	$12.10	5.81	150.00%	0.00%	1.65%
05/19/14	20,000	$11.99	$12.55	6.25	145.00%	0.00%	2.09%
06/20/14	2,000	$13.47	$13.45	6.25	145.00%	0.00%	2.22%
06/25/14	14,960	$13.20	$13.50	6.25	145.00%	0.00%	2.17%
	125,960

The risk-free rate is based on the U.S. Treasury rate for a note with a similar term in effect at the time of the grant.

MYOS CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited; amounts in thousands, except per share amounts, unless otherwise indicated)

The following table summarizes information about options outstanding and exercisable at June 30, 2014 that were granted under the Plan:

Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of	Options	Remaining	Range of	Options	Remaining
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Contractual Life
$8.60	30,500	9.70	$8.60	-	-
$10.00	12,120	8.56	$10.00	6,254	8.57
$11.00	3,000	8.53	$11.00	1,500	8.53
$12.10	30,500	9.86	$12.10	-	-
$12.50	106,200	8.96	$12.50	40,983	8.72
$12.55	20,000	9.89	$12.55	-	-
$13.45	2,000	9.98	$13.45	-	-
$13.50	14,960	9.99	$13.50	-	-
$17.50	100,000	8.61	$17.50	50,000	8.61
	319,280			98,737

As of June 30, 2014, 98,737 options have vested and 220,543 options remain unvested.  The vesting terms range from zero to 5 years and the vested options have a weighted average remaining term of 8.66 years and a weighted average exercise price of $14.85 per share.

Stock-based compensation was $422 and $365 for the three months ended June 30, 2014 and June 30, 2013, respectively, and $725 and $719 for the six months ended June 30, 2014 and June 30, 2013, respectively.  The aggregate unrecognized compensation expense of options (granted outside the Plan and under the Plan) at June 30, 2014 was $1,887, which will be recognized through June 2018.

Restricted Stock Issuances
During the six months ended June 30, 2014, the Company issued an aggregate of 13,050 shares of restricted common stock to a director, advisory board member, employee and three consultants.  All such shares were valued at trading prices on the date of issuance between $7.50 and $8.80 per share.  The compensation cost for unvested restricted stock, which is included in the stock-based compensation amounts indicated above, was $94 and $75 for the six months ended June 30, 2014 and June 30, 2013, respectively.  These shares are subject to certain vesting requirements.

The following table summarizes the activities in restricted stock awards granted (under the Plan) during the six months ended June 30, 2014:

		Weighted
		Average
		Grant Date
	Shares	Share Price
Restricted stock awards unvested at December 31, 2013	28,700	$16.37
Granted	13,050	7.72
Vested	(4,350)	10.66
Forfeited or canceled	(10,000)	7.00
Restricted Stock Awards unvested at June 30, 2014	27,400	$16.57

At June 30, 2014, the weighted-average remaining term of unvested restricted stock awards was 2.2 years.  The aggregate unrecognized compensation expense of unvested restricted stock at June 30, 2014 was $342, which will be recognized through February 2018.

MYOS CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited; amounts in thousands, except per share amounts, unless otherwise indicated)

NOTE 8 - INCOME TAXES

Income tax expense for the three and six months ended June 30, 2014 and 2013 was as follows:

(In thousand $)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Current	$-	$-	$2	$1
Deferred	-	-	-	-
Total	$-	$-	$2	$1

The effects of temporary differences between the financial reporting and income tax bases of assets and liabilities which give rise to the deferred tax assets and liabilities are presented below:

(In thousand $)
	June 30,	December 31,
For the periods ended	2014	2013
Deferred tax assets:
Intellectual property	$524	$560
Share based compensation	493	984
Net operating losses	3,911	3,573
Other	12	3
Total deferred tax assets	4,940	5,120
Valuation allowance	(4,925)	(5,104)
Total net deferred tax assets	15	16

Deferred tax liabilities:
Depreciation	(15)	(16)
Total deferred tax liabilities	(15)	(16)
Net deferred tax asset	$-	$-

The valuation allowance for the deferred tax asset decreased by $179 for the six months ended June 30, 2014.

The Company has net operating loss carryforwards amounting to approximately $9,793 that expire in various periods through 2035.  The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the Company and may be limited in any one period by alternative minimum tax rules.  Although management believes that the Company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, the current global economic crisis imposes additional profitability risks that are beyond the Company’s control.  Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

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

The tax years ended December 31, 2010 through 2013 are generally subject to examination by federal and state taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

MYOS CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited; amounts in thousands, except per share amounts, unless otherwise indicated)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating Lease
On June 6, 2014, the Company entered into the First Amendment to Commercial Lease (the “Amendment”), which amends the operating lease of the Company’s corporate offices entered into on August 1, 2012. The Company entered into the Amendment to (a) lease additional space located adjacent to the Company’s current corporate offices and (b) extend the term of the lease. Under the Amendment, the additional premises leased will be approximately 9,079 square feet. The initial base rent for the additional space will be approximately $9 per month, subject to the increases set forth in the Amendment.

The term of the additional space is five years and is expected to commence on January 1, 2015 and expire on December 31, 2019. The Company will receive rent abatement for the first three months of occupancy during each of 2015 and 2016 for the additional space. The Amendment also extends the lease of the original space from July 31, 2017 through December 31, 2019. The base rent for the original space as of August 1, 2014 will be approximately $5 per month, subject to annual increases.

The future minimum lease payments under the non-cancellable operating lease in excess of one year at June 30, 2014 is as follows:

(In thousand $)

Years Ended December 31,	Amount
2014 (6 months)	$31
2015	150
2016	152
2017	181
2018	187
2019	191
Total	$892

Rent expense including common area maintenance charges and taxes for the three and six months ended June 30, 2014 was $19 and $36, respectively. Rent expense including common area maintenance charges and taxes for the three and six months ended June 30, 2013 was $14 and $30, respectively.

Defined Contribution Plan
The Company established a 401(K) Plan (the “401(K) Plan”) for eligible employees of the Company effective April 1, 2014.  Generally, all employees of the Company who are at least twenty-one years of age and who have completed three months of service are eligible to participate in the 401(K) Plan.  The 401(K) Plan is a defined contribution plan that provides that participants may make voluntary salary deferral contributions, on a pretax basis, of up to the statutory maximum allowed by law (subject to make-up contributions) in the form of voluntary payroll deductions.  The Company matching contribution is equal to 100 percent on the first four percent of participant’s compensation which is deferred as an elective deferral. During the six months ended June 30, 2014, the Company’s matching contributions were $7.

Sponsorship Agreement
On June 27, 2011, the Company entered into a one year agreement with a celebrity spokesperson pursuant to which the spokesperson agreed to perform certain services for the Company and granted the Company the worldwide right to use the spokesperson’s name and approved image in various media.  The agreement provided for cash compensation, all of which was paid in 2011, and royalties based on unit sold for the term of the agreement and an additional 12 months thereafter.  The agreement expired in June 2012.

The agreement also granted warrants to purchase 3,000 shares of common stock, 2,000 of which were granted upon signing of the agreement and 1,000 of which were granted in December 2011.  The warrants had a term of two years with an exercise price of $50.00 per share.  The warrants further provide that in the event (a) the trading price of the common stock of the Company on its principal trading market does not exceed $100.00 within two years of grant and (b) the warrants are not exercised prior to such time, then the spokesperson shall have the right to sell any unexercised portion of the warrants to the Company in exchange for $50.00 for each share of common stock underlying the unexercised portion of the warrants.  On June 27, 2013, the 2,000 warrants expired and a $100 liability was recorded. On December 27, 2013, the 1,000 warrants expired and a $50 liability was recorded, for a total liability of $150, which is included in accrued expenses.

MYOS CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited; amounts in thousands, except per share amounts, unless otherwise indicated)

Revolving Note
In October 2013, the Company entered into a revolving credit agreement (the “Revolving Note”) with City National Bank. The Revolving Note provides an aggregate principal amount of $500 in revolving loans collateralized by all inventory, chattel paper, accounts, equipment, general intangibles, securities and instruments. The revolving loans may be borrowed, repaid and re-borrowed, provided at the time of any borrowing no event of default exists.  All principal amounts outstanding under the Revolving Note with interest thereon is due and payable on October 15, 2014.  Committed borrowings under the Revolving Note bear interest from the date of its disbursement at a per annum interest rate equal to prime rate through April 15, 2014, after which the rate changes to prime rate plus 1.25 percent.  The Revolving Note contains customary events of default, including failure to make payment and bankruptcy.  The Company has not made any requests for credit under the Revolving Note.

NOTE 10 – SUBSEQUENT EVENTS

NASDAQ Capital Markets Listing
On July 9, 2014, the Company announced that it had received approval for the listing of its common stock on the NASDAQ Capital Market ("NASDAQ"). The common stock began trading on the NASDAQ at market open on July 10, 2014 under its existing ticker symbol, MYOS. The Company’s common stock previously traded on the OTC Bulletin Board.

Supply Agreement
On July 18, 2014, the Company entered into the First Amended and Restated Exclusive Supply Agreement (the “Agreement”) with Deutsches Institut fur Lebensmitteltechnik e.V. - the German Institute for Food Technologies (“DIL”). Pursuant to the Agreement, DIL will manufacture and supply the Company on a monthly basis with Fortetropin, the active ingredient for its products, and the Company will purchase minimum quantities of Fortetropin through 2016 at fixed prices. DIL will manufacture the formula exclusively for the Company and may not manufacture the formula for other entities. In addition, DIL agreed to assign its United States patent application for the manufacture of the formula to the Company. For a period of seven years from the expiration of the Agreement, the Company will pay DIL a low single-digit royalty payment for each kilogram of Fortetropin produced by DIL, subject to certain minimum and maximum amounts. DIL also granted the Company a right of first refusal to license and/or acquire the European patent it owns for the manufacture of the formula. The Agreement expires on December 31, 2016, and may be renewed for additional one-year periods unless terminated by either party by giving ninety days notice before the expiration of the current term.

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

Overview

We were incorporated in the State of Nevada on April 11, 2007.  Prior to February 2011, we did not have any operations and did not generate any revenues.  In February 2011, we acquired our platform dietary supplement product called MYO-T12.  Since February 2011, the Company’s principal business activity have been focused on: deepening our scientific understanding of the activity of FortetropinTM, the active ingredient in MYO-T12, and to leverage this knowledge to strengthen and build our intellectual property; developing sales and marketing strategies aimed at expanding our commercial presence in the sports nutrition and age management markets; evaluating the value of Fortetropin in therapeutic markets, including the treatment of sarcopenia, cachexia, anorexia, obesity and muscular-related conditions; and, conducting research and development focused on the discovery, development and commercialization of other products and technologies aimed at maintaining or improving the health and performance of muscle tissue.  Since its inception in April 2007, the Company has recognized revenues of only $7,555.  The Company’s activities are subject to significant risks and uncertainties.

Plan of Operation

We are focused on the discovery, development and commercialization of nutritional supplements, functional foods, therapeutic products and other technologies aimed at maintaining or improving the health and performance of muscle tissue.  Our initial core product is MYO-T12, a natural, reversible, temporary myostatin-inhibiting product.  Our sales are conducted pursuant to our distribution agreements.  Our plan of action over the next twelve months is to: (i) deepen the scientific understanding of the activity of Fortetropin™, specifically as a natural, reversible, temporary modulator of the regulatory peptide myostatin, and to leverage this knowledge to strengthen and build our intellectual property, (ii) conduct research and development activities to evaluate myostatin modulation in a range of both wellness and disease states, (iii) identify other products and technologies which may broaden our portfolio and define a business development strategy to protect, enhance and accelerate the growth of our products, (iv) reduce the cost of manufacturing through process improvement, (v) identify contract manufacturing resources that can fully meet our future growth requirements, (vi) develop a differentiated and advantaged consumer positioning, brand name and iconography, and (vii) create a sales and marketing capability through alliances to maximize near-term and future revenues. We believe that existing wellness and therapeutic targets, such as myostatin, represent a rational entry point for additional drug discovery efforts and are evaluating a separate, concurrent objective in this area.

MYO-T12 is currently distributed by Maximum Human Performance (MHP) principally in the United States under the brand name MYO-X®.  Our distribution agreement with MHP allows us to co-brand our product under the MYO-X name and focus on conducting clinical trials of MYO-T12 to support our marketing claims as well as to enhance our intellectual property, to develop product improvements and new products, and to reduce the cost of the product by finding more efficient manufacturing processes and contract manufacturers.  During 2014, the Company expanded its commercial operations into the age management market through a distribution agreement with Cenegenics Product and Lab Services, LLC (“Cenegenics”).  Under the arrangement, Cenegenics promotes and distributes a proprietary formulation of Fortetropin through its age management centers located throughout the U.S. and its community of physicians focused on treating a growing population of patients focused on proactively addressing age-related health and wellness concerns.

As an early-stage biotherapeutics and nutritional products company, we are dedicated to basic and clinical research which support our existing and future product portfolio.  We have launched our internal research and development efforts through construction of a dedicated laboratory led by Dr. Neerav Padliya.  Our research program is actively evaluating the many active proteins, lipids and peptides in Fortetropin. In addition, we believe the research performed in this laboratory will establish a basis for the continued submission of patent applications to help protect the Company's intellectual property.  We are dedicated to protecting our innovative technology.

We remain committed to research and development.  We invest in research and development activities externally through academic and industry collaborations aimed at enhancing our products and broadening our product portfolio.

Clinical and Basic Research Programs

●
In September 2013, we entered into a clinical study agreement with Hackensack University Medical Center to conduct a clinical study to determine the effects of Fortetropin on blood chemistries and body mass index in healthy adult women. The study is expected to be completed in 2015.

●
In February 2014, we entered into an agreement with the University of Tampa to study the effects of Fortetropin on skeletal muscle growth, strength and power in resistance trained male subjects. The clinical study was designed to analyze important body composition measurements and strength performance at two dose levels of Fortetropin over a twelve week period. On July 22, 2014, the Company reported top-line results of the study. The randomized, double-blind, placebo controlled trial clinically demonstrated that Fortetropin resulted in statistically significant increases in both muscle size and lean body mass in average males. The study evaluated 45 male subjects adhering to a supervised nutritional intake program and a monitored exercise training regimen over a period of 12-weeks. The various endpoints included skeletal muscle hypertrophy, lean body mass, fat mass and measurements of strength and power. Subjects taking Fortetropin showed significantly improved lean body mass and increased muscle size compared to placebo. The Company plans to submit data from this clinical study for publication in a peer-reviewed journal and for presentation at a scientific medical conference.

●
In May 2014, we entered into a three-year Master Service Agreement (MSA) with Rutgers University. The Company’s first project under the MSA is to develop cell-based assays for high-throughput screening studies of next generation myostatin inhibitors. We believe the assays that will be developed will enable the Company to elucidate the specific molecules in Fortetropin that impart activity as it relates to the development of muscle tissue. The study is expected to be completed in mid-year 2015.

●
In July 2014, the Company entered into a research and development agreement with Cloud Pharmaceuticals, Inc. (“Cloud”) to develop small molecules targeting sarcopenia and cachexia. The research and development program will focus on the development of Furin convertase and Janus Kinase 3 (JAK3) inhibition candidates and their activity in muscle and inflammation. Under the terms of the agreement, MYOS will have proprietary rights to the design and structure of any small molecules developed for the muscle-health treatment market. Cloud will have rights to develop JAK3 for indications outside muscle health. The identification of Furin convertase molecules is expected to be completed by the end of 2015.

The foregoing agreements are an integral part of our business strategy and we believe they will provide a clear scientific rationale for Fortetropin's role as a nutritional product and support its use in different medical and health applications in the future.

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

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

	Three Months Ended June 30,		Change
($ in thousands):	2014	2013	Dollars	%

Net sales	$1,679	$715	$964	135%
Cost of sales	645	318	327	103%
Gross profit	1,034	397	637	160%
as a % of net revenues	62%	56%
Operating expenses:
Research and development	295	107	188	176%
Selling, general and administrative	1,685	1,275	410	32%
Amortization	50	-	50	N/M
Loss on asset impairments	5	-	5	N/M
Total operating expenses	2,035	1,382	653
as a % of net revenues	121%	193%

Other income (expense), net	1	1	-	0%

Net loss	$(1,000)	$(984)	$(16)	2%

Net sales
Net sales for the three months ended June 30, 2014 increased $964, or 135%, compared to net sales for the three months ended June 30, 2013.  The increase was primarily due to new product sales resulting from expansion into the age management market, through our distribution agreement with Cenegenics (which did not exist in 2013).  Under the arrangement, Cenegenics promotes and distributes a proprietary formulation of Fortetropin through its age management centers located throughout the U.S. and its community of physicians focused on treating a growing population of patients focused on proactively addressing age-related health and wellness concerns.  Also contributing to the increase were higher sales to Maximum Human Performance (MHP), which distributes MYO-T12, under the brand name MYO-X® in sports nutrition markets.   Sales to MHP and Cenegenics accounted for 60% and 40%, respectively, of total net sales for the three months ended June 30, 2014, whereas sales to MHP accounted for 100% of total net sales for the three months ended June 30, 2013.  Our commercial focus includes developing new products using multiple product delivery formats to target the large, but currently underserved markets focused on muscle health.

Cost of sales and gross profit
Cost of sales for the three months ended June 30, 2014 increased $327, or 103%, compared to cost of sales for the three months ended June 30, 2013.  The increase in cost of sales was due to higher net sales.  Gross profit as a percentage of net sales was 62% for the three months ended June 30, 2014 compared to 56% for the three months ended June 30, 2013.  The increase in gross profit percentage was due to product sales mix.  On July 25, 2014, the Company extended its manufacturing and supply agreement with Deutsches Institut fuer Lebensmitteltechnik e.V ("DIL") through the end of 2016.

Operating expenses
Research and development expenses for the three months ended June 30, 2014 increased $188, or 176%, compared to research and development expenses for the three months ended June 30, 2013.  The increase in research and development expenses was due to higher costs associated with our clinical and research programs and higher personnel costs consisting of salaries, benefits and other related costs, including stock based compensation, for personnel performing our research and development functions.

Selling, general and administrative expenses for the three months ended June 30, 2014 increased $410, or 32%, compared to selling, general and administrative expenses for the three months ended June 30, 2013.  The increase in selling, general and administrative expenses was primarily due to higher distributor cooperative advertising and sales commissions and higher personnel costs consisting of salaries, benefits and other related costs, including stock based compensation, for personnel performing our selling, general and administrative functions.

Amortization expense was $50 for the three months ended June 30, 2014 and $0 for the three months ended June 30, 2013.  During the second quarter of 2014, management determined that the intellectual property pertaining to the MYO-T12 brand, which was acquired from Peak Wellness, Inc. in February 2011, had a finite useful life of ten (10) years. Accordingly, we started amortizing the asset’s carrying value of $2,000 over its estimated useful life beginning in the second quarter of 2014.

During the three months ended June 30, 2014, the Company recorded an impairment charge of $5 related to the unrecoverable net carrying value of a capitalized fixed asset.  We did not consider any of our property and equipment to be impaired during the three months ended June 30, 2013.

Other income (expense), net
Other income (expense), net consisted of interest income of $1 in both the three months ended June 30, 2014 and 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

	Six Months Ended June 30,		Change
($ in thousands):	2014	2013	Dollars	%

Net sales	$3,225	$993	$2,232	225%
Cost of sales	1,050	445	605	136%
Gross profit	2,175	548	1,627	297%
as a % of net revenues	67%	55%
Operating expenses:
Research and development	729	285	444	156%
Selling, general and administrative	2,815	2,340	475	20%
Amortization	50	-	50	N/M
Loss on asset impairments	5	-	5	N/M
Total operating expenses	3,599	2,625	974
as a % of net revenues	112%	264%

Other income (expense), net	2	3	(1)	-33%

Net loss	$(1,422)	$(2,074)	$652	-31%

Net sales
Net sales for the six months ended June 30, 2014 increased $2,232, or 225%, compared to net sales for the six months ended June 30, 2013.  The increase was primarily due to new product sales resulting from expansion into the age management market, through our distribution agreement with Cenegenics (which did not exist in 2013).  Under the arrangement, Cenegenics promotes and distributes a proprietary formulation of Fortetropin through its age management centers located throughout the U.S. and its community of physicians focused on treating a growing population of patients focused on proactively addressing age-related health and wellness concerns.  Also contributing to the increase were higher sales to MHP, which distributes MYO-T12, under the brand name MYO-X® in sports nutrition markets.   Sales to MHP and Cenegenics accounted for 35% and 65%, respectively, of total net sales for the six months ended June 30, 2014, whereas sales to MHP accounted for 100% of total net sales for the six months ended June 30, 2013.  Our commercial focus includes developing new products using multiple product delivery formats to target the large, but currently underserved markets focused on muscle health.

Cost of sales and gross profit
Cost of sales for the six months ended June 30, 2014 increased $605, or 136%, compared to cost of sales for the six months ended June 30, 2013.  The increase in cost of sales was due to higher net sales.  Gross profit as a percentage of net sales was 67% for the six months ended June 30, 2014 compared to 55% for the six months ended June 30, 2013.  The increase in gross profit percentage was due to product sales mix.  On July 25, 2014, the Company extended its manufacturing and supply agreement with DIL through the end of 2016.

Operating expenses
Research and development expenses for the six months ended June 30, 2014 increased $444, or 156%, compared to research and development expenses for the six months ended June 30, 2013.  The increase in research and development expenses was due to higher costs associated with our clinical and research programs and higher personnel costs consisting of salaries, benefits and other related costs, including stock based compensation, for personnel performing our research and development functions.

Selling, general and administrative expenses for the six months ended June 30, 2014 increased $475, or 20%, compared to selling, general and administrative expenses for the six months ended June 30, 2013.  The increase in selling, general and administrative expenses was primarily due to higher distributor cooperative advertising and sales commissions, higher personnel costs consisting of salaries, benefits and other related costs, including stock based compensation, for personnel performing our selling, general and administrative functions and higher marketing and promotional expenses.

Amortization expense was $50 for the six months ended June 30, 2014 and $0 for the six months ended June 30, 2013.  During the second quarter of 2014, management determined that the intellectual property pertaining to the MYO-T12 brand, which was acquired from Peak Wellness, Inc. in February 2011, had a finite useful life of ten (10) years. Accordingly, we started amortizing the asset’s carrying value of $2,000 over its estimated useful life beginning in the second quarter of 2014.

During the second quarter of 2014, the Company recorded an impairment charge of $5 related to the unrecoverable net carrying value of a capitalized fixed asset.  We did not consider any of our property and equipment to be impaired during the six months ended June 30, 2013.

Other income (expense), net
Other income (expense), net consisted of interest income of $2 and $3 in the six months ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Working capital at June 30, 2014 and December 31, 2013 is summarized as follows:

(In thousand $)	June 30,	December 31,	Increase
	2014	2013	(Decrease)
Current Assets:
Cash	$2,296	$451	$1,845
Accounts receivable	2,333	645	1,688
Inventories	1,169	143	1,026
Prepaid expenses and other current assets	214	215	(1)
Total current assets	$6,012	$1,454	$4,558
Current liabilities:
Accounts payable	$617	$185	$432
Accrued liabilities	482	312	170
Total current liabilities	$1,099	$497	$602
Working Capital	$4,913	$957	$3,956
Current Ratio	5.47	2.93

Working capital increased $3,956 to $4,913 at June 30, 2014 compared to $957 at December 31, 2013.  The increase in working capital was primarily due to increases in cash, accounts receivable and inventories of $1,845, $1,688 and $1,026, respectively.  The increase in cash was primarily attributable to $4,663 net proceeds from our January 2014 private placement transaction (for additional information on the January 2014 private placement transactions refer to “NOTE 5 —Stockholders’ Equity”), partially offset by $2,798 net cash used in operating activities during the six months ended June 30, 2014.  Accounts receivable increased as a result of new product sales to Cengenics.  Inventories increased due to an ongoing production campaign in anticipation of new product launches into additional strategic markets.

As of June 30, 2014, we had cash of $2,296 and total assets of $8,335 (which includes $1,992 of intangible assets).  Since our inception, net cash provided by financing activities, which has been our primary source of cash flows, was $13,774.  Summarized cash flows for the six months ended June 30, 2014 and 2013 are as follows:

(In thousand $)	Six Months Ended June 30,
	2014	2013	Change

Net cash used in operating activities	$(2,798)	$(1,046)	$(1,752)
Net cash used in investing activities	(20)	(337)	317
Net cash provided by financing activities	4,663	-	4,663
Net increase/(decrease) in cash	$1,845	$(1,383)	$3,228

Cash flows from operations represent net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash used by operating activities for the six months ended June 30, 2014 increased $1,752 compared to the six months ended June 30, 2013 primarily due to a $1,657 increase in the amount of cash used by changes in accounts receivable and a $1,230 increase in the amount of cash used by changes in inventories, partially offset by a $704 decrease in net loss adjusted for certain non-cash items including amortization, depreciation and stock based compensation.  Net cash provided by financing activities for the six months ended June 30, 2014 reflects $4,663 net proceeds from our January 2014 private placement transaction.

At June 30, 2014, we have no debt outstanding.  We have up to $500 available under a revolving credit agreement. For additional information about the revolving credit agreement refer to “NOTE 9 – Commitments and Contingencies.”

We may seek to raise additional capital through the issuance of debt or equity securities.  Should management seek additional debt and/or equity financing for the Company, it cannot assure that such financing will be available on acceptable terms, if at all.  Based on management’s forecast, we believe we will have sufficient funds for operations, inventory procurement, product development and research and development costs through June 30, 2015.

Long-term Contractual Obligations

As of June 30, 2014, the Company’s enforceable and legally binding contractual obligations include future minimum lease payments under a non-cancellable operating lease and purchase obligations under a long-term supply agreement.

The future minimum lease payments under the non-cancellable operating lease in excess of one year at June 30, 2014 is as follows:

(In thousand $)

Years Ended December 31,	Amount
2014	$31
2015	$150
2016	$152
2017	$181
2018	$187
2019	$191
Total	$892

For additional information about the operating lease refer to “NOTE 9 – Commitments and Contingencies.”

On July 18, 2014, the Company amended the supply agreement with Deutsches Institut fur Lebensmitteltechnik e.V. - the German Institute for Food Technologies (“DIL”).  Among other things, the agreement provides that DIL will manufacture and supply the Company on a monthly basis with Fortetropin for its products and obligates the Company to purchase fixed minimum quantities for the remainder of 2014 and calendar years 2015 and 2016 at a fixed price.  For additional information about the supply agreement with DIL refer to “NOTE 10 – Subsequent Events.”

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-10 – Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASU 2014-10"). The amendments in this update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. For other entities, the amendments are effective for annual reporting periods beginning after December 15, 2014, and interim reporting periods beginning after December 15, 2015. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

The Company has early adopted ASU 2014-10 commencing with its financial statements for the quarter ended June 30, 2014 and subsequent periods.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for us beginning in the first quarter of 2017 using one of two prescribed transition methods. Early adoption is not permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Critical Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, equity and the disclosures of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment.  It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future non-conforming events.  Accordingly, the actual results could differ significantly from estimates.  Significant items subject to such estimates include but are not limited to the valuation of stock-based awards, revenue recognition, the selection of asset useful lives, fair value estimations used to test long-lived assets, including intangibles, for impairment and provisions necessary for assets and liabilities.

Concentrations of Credit Risk
The Company currently sells its products primarily through two distributors.  Accordingly, credit risk is concentrated among these customers.  The Company monitors economic conditions and performs ongoing credit evaluation of its customers.  Management regularly reviews accounts receivables, and if necessary, establishes an allowance for doubtful accounts that reflects management’s best estimate of amounts that may not be collectible based on historical collection experience and specific customer information. Bad debt expense recognized as a result of an allowance for doubtful accounts is classified under selling, general and administrative expenses in the Consolidated Statements of Operations.  The Company has not had any losses from uncollectible accounts. Accounts receivable balances at June 30, 2014 and December 31, 2013 have not been reduced by valuation allowances.

Long-lived Assets
We test long-lived assets, including fixed assets and other assets, for recoverability when events or changes in circumstances indicate that the net carrying amount is greater than its fair value.  Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets.  We consider historical performance and future estimated results in our evaluation of potential impairment and then compare the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset.  If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value.  The estimation of fair value is generally measured by discounting expected future cash flows as the rate we utilize to evaluate potential investments.  We estimate fair value based on the information available in making the necessary estimates, judgments and projections.

Fair Value of Indefinite-Lived Intangible Assets
Our policy is to evaluate indefinite-lived intangible assets for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An intangible asset with an indefinite life is evaluated for possible impairment by comparing the fair value of the asset with its carrying value. An impairment charge is recorded if the indefinite-lived intangible asset's carrying value exceeds its estimated fair value. For information related to impairment charges recorded in 2011 for indefinite-lived intellectual property intangible assets refer to “NOTE 2 – Summary of Significant Accounting Policies.”

Share Based Compensation
Generally, share-based payments are measured at their estimated fair value on the date of grant. Fair value is estimated using an option-pricing model.  Share-based compensation expense recognized during a period is based on the estimated number of awards that are ultimately expected to vest.  For stock options and restricted stock that do not vest immediately but which contain only a service vesting feature, we recognize compensation cost on the unvested shares and options on a straight-line basis over the remaining vesting period.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based payments.  Our determination of fair value of share-based payment awards is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to our expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, and therefore, we are not required to provide information required by this Item of Form 10-Q.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014.  Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the  quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on two customers for substantially all of our sales, and if we are unable collect our accounts receivable from them, our operating results and financial condition would be adversely affected.

The Company currently sells its products primarily through two distributors, MHP and Cenegenics.  Credit risk is concentrated among these customers.  If we are unable to collect outstanding accounts receivable from these customers, it would have an adverse effect on our operating results and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6.  Exhibits.

No.	Description
10.1
Employment Agreement, dated as of May 19, 2014, by and between Joseph C. DosSantos and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 19, 2014)

10.2
First Amendment to Commercial Lease, dated as of June 6, 2014, by and between Cutler Holdings, L.L.C. and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2014)

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

MYOS CORPORATION

Date: August 14, 2014	By:	/s/ Joseph C. DosSantos
Name: Joseph C. DosSantos
Title: Chief Financial Officer