Form 10-Q
period 2014-09-30
MYOS Corp
filed 2014-11-13
CIK 1402479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of November 13, 2014, the registrant had 2,909,435 shares of common stock outstanding.

MYOS CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYOS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$638	$451
Accounts receivable, net	1,341	645
Inventories, net	1,952	143
Prepaid expenses and other current assets	123	215
Total current assets	4,054	1,454

Fixed assets, net of accumulated depreciation	325	344
Intangible assets, net of accumulated amortization	2,045	2,038
Total assets	$6,424	$3,836

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$249	$184
Accrued expenses	293	312
Revolving note	220	-
Total current liabilities	762	496

Contract liability	101	-

Total liabilities	863	496

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value; 500,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value, 6,000,000 shares authorized; 2,909,435 and 2,227,447 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	3	2
Additional paid-in capital	23,065	17,246
Accumulated deficit	(17,507)	(13,908)
Total stockholders' equity	5,561	3,340

Total liabilities and stockholders' equity	$6,424	$3,836

See accompanying Notes to unaudited condensed consolidated financial statements.

MYOS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net sales	$107	$918	$3,332	$1,910
Cost of sales (excludes amortization of acquired intangibles)	232	428	1,282	872
Gross profit (loss)	(125)	490	2,050	1,038
Operating expenses
Research and development	365	113	1,094	398
Selling, general and administrative	1,637	1,159	4,452	3,498
Amortization	50	-	100	-
Loss on asset impairment	-	-	5	-
Total operating expenses	2,052	1,272	5,651	3,896
Operating loss	(2,177)	(782)	(3,601)	(2,858)

Other income (expense):
Interest income	-	1	2	4
Total other income (expense)	-	1	2	4

Net loss and comprehensive loss	$(2,177)	$(781)	$(3,599)	$(2,854)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.75)	$(0.35)	$(1.28)	$(1.29)

Weighted average number of common shares outstanding:
Basic and diluted	2,886	2,218	2,812	2,212

See accompanying Notes to unaudited condensed consolidated financial statements.

MYOS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(3,599)	$(2,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	37	26
Amortization	100	-
Provision for inventory reserve	146	-
Bad debt expense	390	-
Stock-based compensation	1,227	1,043
Derivative charges and credits	-	22
Impairment charge	5	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,086)	(13)
(Increase) decrease in inventories	(1,955)	206
(Increase) decrease in prepaid expenses and other assets	22	(84)
Increase (decrease) in accounts payable and accrued expenses	46	(95)
Net cash used in operating activities	(4,667)	(1,749)

Cash Flows From Investing Activities:
Additions to fixed assets	(23)	(345)
Acquisition of intangible assets	(6)	(2)
Net cash used in investing activities	(29)	(347)

Cash Flows From Financing Activities:
Borrowings of revolving note	220	-
Proceeds from private placement of common stock	4,735	-
Offering costs	(72)	-
Net cash provided by financing activities	4,883	-

Net increase (decrease) in cash	187	(2,096)
Cash at beginning of period	451	3,979
Cash at end of period	$638	$1,883

Supplemental schedule of non-cash investing and financing activities:
Shares issued for private placement fee	$355	$-
Warrants issued with common stock	$2,486	$-
Forfeiture of restricted stock for prepaid services	$70	$-
Patent acquired in exchange for royalties obligation	$101	$-

See accompanying Notes to unaudited condensed consolidated financial statements.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND LIQUIDITY

Nature of Operations

MYOS Corporation is an emerging bionutrition and biotherapeutics company focused on the discovery, development and commercialization of products that improve muscle health and function. The Company was incorporated under the laws of the State of Nevada on April 11, 2007. As used in this report, the terms the “Company”, “MYOS”, “our”, or “we”, refer to MYOS Corporation, its predecessor, Atlas Therapeutics Corporation, and subsidiary, unless the context indicates otherwise. On February 25, 2011, the Company entered into an agreement to acquire our platform dietary supplement product called MYO-T12 from Peak Wellness, Inc. (the "Acquisition"). Since the Acquisition, the Company’s principal business activities have been focused on deepening our scientific understanding of the activity of FortetropinTM, the active ingredient in MYO-T12, and to leverage this knowledge to strengthen and build our intellectual property; developing sales and marketing strategies aimed at expanding our commercial presence in the sports nutrition and age management markets; evaluating the value of Fortetropin in therapeutic markets, including the treatment of sarcopenia, cachexia, anorexia, obesity and muscular-related conditions; and, conducting research and development focused on the discovery, development and commercialization of other products and technologies aimed at maintaining or improving the health and performance of muscle tissue. Since its inception in April 2007, the Company has recognized revenues of $7,661. The Company’s activities are subject to significant risks and uncertainties.

Our commercial focus is to leverage our clinical data to develop proprietary products including direct-to-consumer branded products using multiple product delivery formats to target the large, but currently underserved, markets focused on muscle health. Our first commercial product, MYO-T12, is currently sold in the sports nutrition market through a distribution agreement with Maximum Human Performance (“MHP”), a company engaged in the development, marketing and distribution of nutritional and other supplemental products for consumer use. MHP distributes MYO-T12 principally in the U.S. under the brand name MYO-X®, which is currently available on retailer websites and in specialty retailers. The distribution agreement with MHP expires in March 2015. In February 2014, we expanded our commercial operations into the age management market through a distribution agreement with Cenegenics Product and Lab Services, LLC (“Cenegenics”). Under the distribution agreement, Cenegenics agreed to exclusively distribute and promote a proprietary formulation of Fortetropin through its age management centers in the U.S. and its community of physicians focused on treating a growing population of patients focused on proactively addressing age-related health and wellness concerns.

While we may continue to sell our products through distributors, we expect to continue developing our own core branded products, which we anticipate launching in 2015, and to pursue additional markets such as medical foods and international opportunities. As a result, we may decide not to renew or to revise the agreements with MHP and/or Cenegenics and thereby enable us to continue to pursue our own marketing, sales and distribution strategies. We believe the growing awareness of the potential therapeutic uses of myostatin inhibition supports continued development of our own core products. We remain committed to continuing our focus on various clinical trials in support of our marketing claims as well as to enhance our intellectual property, to develop product improvements and new products, and to reduce the cost of our products by finding more efficient manufacturing processes and contract manufacturers.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures required by U.S. GAAP for complete consolidated financial statements have been condensed or omitted herein. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2013. The unaudited interim condensed consolidated financial information presented herein reflects all normal adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The Company is responsible for the unaudited interim consolidated financial statements included in this report. The results of operations of any interim period are not necessarily indicative of the results for the full year.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Liquidity

As of September 30, 2014, the Company had cash of $638 to meet current obligations and working capital of $3,292 (current assets of $4,054, less current liabilities of $762). We have incurred net losses since our inception. For the three months ended September 30, 2014 and September 30, 2013 our net loss was $2,177 and $781, respectively, and for the nine months ended September 30, 2014 and September 30, 2013 our net loss was $3,599 and $2,854, respectively. In addition, net cash used in operating activities for the nine months ended September 30, 2014 and September 30, 2013 was $4,667 and $1,749, respectively. At September 30, 2014 and December 31, 2013, we had an accumulated deficit of $17,507 and $13,908, respectively. Since the Company’s inception, net cash provided by financing activities, which has been our primary source of cash flows, was $13,994. At September 30, 2014, we had $220 in borrowings under our revolving credit agreement (the “Revolving Note”) outstanding. Subsequent to September 30, 2014, we borrowed an additional $220 under the Revolving Note bringing the total outstanding balance to $440 and the remaining available balance to $60. For additional information about the Revolving Note refer to “NOTE 6 – Debt.” As of the filing date of this Form 10-Q, management believes that there may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months. These facts raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, we are evaluating various alternatives, including reducing operating expenses and personnel costs, securing additional financing for future business activities and other strategic alternatives. There can be no assurance that the Company will be able to generate the level of operating revenues in its business plan, or if additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, our future operating prospects may be adversely effected. No adjustments have been made to these financial statements to reflect this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of MYOS Corporation and its wholly-owned subsidiary, Atlas Acquisition Corp. All material intercompany balances and transactions between and among its consolidated subsidiary have been eliminated.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, equity and the disclosures of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future non-conforming events. Accordingly, the actual results could differ significantly from estimates. Significant items subject to such estimates include but are not limited to the valuation of stock-based awards, revenue recognition, measurement of allowances for doubtful accounts and inventory reserves, the selection of asset useful lives, fair value estimations used to test long-lived assets, including intangibles, impairments and provisions necessary for assets and liabilities.

Cash & Cash Equivalents

As of September 30, 2014 and December 31, 2013, the Company had cash of $638 and $451. The Company considers all highly liquid investments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At September 30, 2014 and December 31, 2013, the Company had no cash equivalents.

The Company maintains its bank accounts with high credit quality financial institutions and has never experienced any losses related to these bank accounts. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its financial institutions. The balance at times may exceed federally insured limits. At September 30, 2014 and December 31, 2013, the Company's uninsured cash balances totaled $192 and $197, respectively.

Concentrations of Risk, Significant Customers and Significant Supplier

The Company currently sells its products primarily through two distributors. Accordingly, credit risk is concentrated among these customers. The Company monitors economic conditions and performs ongoing credit evaluation of its customers. Management regularly reviews accounts receivable, and if necessary, establishes an allowance for doubtful accounts that reflects management’s best estimate of amounts that may not be collectible based on historical collection experience and specific customer information. Bad debt expense recognized as a result of an allowance for doubtful accounts is classified under selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. If we are unable to collect our outstanding accounts receivable from either MHP or Cenegenics, or if these distributors are unable or unwilling to purchase our products, our operating results and financial condition will be adversely affected.

During the latter half of the third quarter of 2014, Cenegenics advised us that, notwithstanding the terms of its distribution agreement with us, it does not intend to pay us for product it had purchased until it sells such products to its customers. While we are taking action against Cenegenics to enforce the terms of the agreement, based on our ongoing credit evaluation, the accounts receivable balance at September 30, 2014 was reduced by an allowance for doubtful accounts of $390 to reflect management’s best estimate of amounts that may not be collectible. For information on legal action we have commenced against Cenegenics refer to “NOTE 12 – Commitments and Contingencies - Legal Proceedings.”

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

At September 30, 2014 and December 31, 2013, the Company had the following concentrations of net accounts receivable with customers:

	September 30, 2014	December 31, 2013
MHP	4%	100%
Cenegenics	96%	0%
Total	100%	100%

For the three and nine months ended September 30, 2014 and 2013, the Company had the following concentrations of revenues with customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
MHP	94%	100%	36%	100%
Cenegenics	0%	0%	63%	0%
Other	6%	0%	1%	0%
Total	100%	100%	100%	100%

The Company currently relies on one third-party manufacturer to produce Fortetropin™ (see NOTE 12 – Commitments and Contingencies - Supply Agreement). This manufacturer purchases all the needed raw materials from suppliers and coordinates any additional production steps with third-parties. We have multiple vendors for blending, packaging and labeling. The Company is pursuing other supply alternatives.

Inventories, net

Inventories are valued at the lower of cost or market, with cost determined on a first in, first-out basis. The Company writes down inventories to net realizable value based on forecasted demand, market conditions or other factors.

Fixed Assets

Fixed assets are stated at cost and depreciated to their estimated residual value over their estimated useful lives of 3 to 7 years. Leasehold improvements are amortized over the lesser of the asset's useful life or the contractual remaining lease term including expected renewals. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are reversed from the accounts and the resulting gains or losses are included in the Statements of Operations and Comprehensive Loss.

Depreciation is provided using the straight-line method for all fixed assets.

We review our fixed assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. If the assets are determined to be unrecoverable, an impairment loss is calculated by determining the difference between the carrying values and the estimated fair value. Included in the nine months ended September 30, 2014, was an impairment charge of $5, which the Company recorded during the second quarter 2014 to reduce the unrecoverable net carrying value of a capitalized fixed asset to zero. We did not consider any of our property and equipment to be impaired during the nine months ended September 30, 2013.

Intangible Assets

The Company’s intangible assets primarily relate to intellectual property pertaining to the MYO-T12 brand, which includes the formula, trademarks, trade secrets, patent application and domain names acquired from Peak Wellness, Inc. in February 2011. The intellectual property asset was initially recorded as an indefinite-lived intangible asset and tested annually for impairment or more frequently if events or circumstances changed that could potentially reduce the fair value of the asset below its carrying value. Impairment testing requires the development of significant estimates and assumptions involving the determination of estimated net cash flows, selection of the appropriate discount rate to measure the risk inherent in future cash flow streams, assessment of an asset’s life cycle, competitive trends impacting the asset as well as other factors. Changes in these underlying assumptions could significantly impact the asset’s estimated fair value.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

During the fourth quarter of 2011, based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and projected revenues from sales of MYO-T12 and (iii) assumptions similar to those that market participants would make in valuing the Company's intangible assets, management determined that the carrying values of the intellectual property asset exceeded its fair value. Accordingly, the Company recorded noncash impairment charges totaling $2,662 and reduced the intellectual property asset to its fair value of $2,000. Management performed annual impairment tests during the fourth quarter of 2012 and 2013 and determined no further impairment existed and there was no change to the carrying value of the intellectual property asset. During the second quarter of 2014, management made an assessment and based on expansion into new markets and introduction of new formulas determined that the intellectual property had a finite useful life of ten (10) years. We made a separate determination that no further impairment existed. Accordingly, beginning in the second quarter of 2014, the carrying value of the intellectual property asset is being amortized over its estimated useful life.

On July 18, 2014, as part of the amendment to the supply agreement between the Company and Deutsches Institut fur Lebensmitteltechnik e.V. - the German Institute for Food Technologies (“DIL”), DIL assigned its United States patent application for the manufacture of Fortetropin to the Company. As consideration for the patent application assignment, the Company is required to pay a low single-digit royalty payment for each kilogram of Fortetropin produced by the Company within the United States for a period of seven years beginning on January 1, 2017, subject to certain minimum and maximum amounts. The cost of the patent application acquired was determined to be $101, based on the present value of the minimum guaranteed royalty payment using a discount rate of 10%, which was capitalized as an intangible asset and will be amortized over an estimated useful life of ten (10) years. The remaining contingent royalty payments will be recorded as the contingency is resolved and the royalty becomes payable under the arrangement. For additional information on the amended supply agreement with DIL refer to “NOTE 12 – Commitments and Contingencies - Supply Agreement.”

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

Intangible assets at September 30, 2014 and December 31, 2013 consisted of the following:

(In thousand $)	September 30,	December 31,
	2014	2013
Intangibles with finite lives:
Intellectual property	$2,101	$-
Less: accumulated amortization	(100)	-
Total intangibles with finite lives:	2,001	-
Intangibles with indefinite lives:
Intellectual property	-	2,000
Patent costs	44	38
Total intangibles with indefinite lives:	44	2,038
Total intangible assets, net	$2,045	$2,038

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense for intangible assets is estimated to be $55 over the remainder of 2014 and $210 in each of the next five years.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

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

Advertising

The Company charges the costs of advertising to selling, general and administrative expense as incurred. Advertising and promotional costs, which consist primarily of co-operative advertising fees payable to MHP, were $60 and $454 for the three months ended September 30, 2014 and 2013, respectively, and $728 and $924 for the nine months ended September 30, 2014 and 2013, respectively. Pursuant to our distribution agreement with MHP, the Company has a co-operative advertising arrangement whereby the Company pays MHP a fee for each unit sold.

Shipping and Handling Costs

The Company records costs of shipping product to our distributors in cost of sales. These expenses were $0 and $0 for the three months ended September 30, 2014 and 2013, respectively, and $10 and $0 for the nine months ended September 30, 2014 and 2013, respectively.

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options and warrants and the market price of our common stock on the date of grant for the fair value of restricted stock issued. Our determination of fair value of share-based awards is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and certain other market variables such as the risk-free interest rate.

Share-based compensation expense for awards to employees and non-employees was $501 and $324 for the three months ended September 30, 2014 and 2013, respectively, and $1,227 and $1,043 for the nine months ended September 30, 2014 and 2013, respectively.

Comprehensive Loss

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by, or distributions to, the Company’s stockholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are included in comprehensive income (loss), but excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company had no other comprehensive income (loss) items for the three and nine months ended September 30, 2014 and 2013. Accordingly, the Company's comprehensive loss and net loss are the same for all periods presented.

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

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

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

A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement. At September 30, 2014 and December 31, 2013, the Company’s financial instruments consisted primarily of accounts receivable, accounts payable, accrued expenses and notes payable. The Company’s notes payable approximate fair value based upon current borrowing rates available to the Company for debt with similar maturities. Due to their short-term nature, as of September 30, 2014 and December 31, 2013, the carrying amounts of the Company’s financial instruments approximated their fair values.

Basic and Diluted Earnings (Loss) Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potential dilutive securities outstanding had been issued. The Company uses the “treasury stock” method to determine the dilutive effect of common stock equivalents such as options, warrants and restricted stock. For the three and nine months ended September 30, 2014 and 2013, the Company incurred a net loss. Accordingly, the Company’s common stock equivalents were anti-dilutive and excluded from the diluted net loss per share computation. The aggregate number of potentially dilutive common stock equivalents outstanding at September 30, 2014 and 2013 but excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 843,402 and 221,820, respectively.

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

Interest costs and penalties related to income taxes are classified as interest expense and operating expenses, respectively, in the Company's financial statements. For the three and nine months ended September 30, 2014 and 2013, the Company did not recognize any interest or penalty expense related to income taxes. The Company files income tax returns in the U.S. federal jurisdiction and states in which it does business.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Reclassifications

The Company has revised the presentation of “General and administrative expenses” within the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2013 to conform to the current three and nine month period presentation. Research and development expenses of $113 for the three months ended September 30, 2013 and $398 for the nine month ended September 30, 2013 were previously not presented separately. These reclassifications were for presentation purposes and had no effect on the financial position, results of operations, or cash flows for the periods presented.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. The Update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this Update is effective for us beginning in the first quarter of 2017. Early application is permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In June 2014, the FASB issued Accounting Standards Update 2014-10 – Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASU 2014-10"). The amendments in this update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. For other entities, the amendments are effective for annual reporting periods beginning after December 15, 2014, and interim reporting periods beginning after December 15, 2015. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer be required to present or disclose any information required by Topic 915.

The Company has early adopted ASU 2014-10 commencing with its financial statements for the quarter ended June 30, 2014.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance will become effective for us beginning in the first quarter of 2017 using one of two prescribed transition methods. Early adoption is not permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 4 – INVENTORIES, NET

Inventories, net at September 30, 2014 and December 31, 2013 consisted of the following:

(In thousand $)	September 30, 2014	December 31, 2013
Raw materials	$1,639	$137
Work in process	4	-
Finished goods	455	6
	2,098	143
Less: inventory reserves	(146)	-
Inventories, net	$1,952	$143

Inventories at September 30, 2014 increased compared to December 31, 2013 primarily due to our ongoing production campaign to build inventories in anticipation of launching our own core branded products in 2015. During the three months ended September 30, 2014, the Company recorded inventory reserves of $146 related to slow-moving and off-grade inventories of which $92 was to write-down unsold inventories specially formulated for Cenegenics.

NOTE 5 – FIXED ASSETS

Fixed assets at September 30, 2014 and December 31, 2013 consisted of the following:

(In thousand $)	September 30, 2014	December 31, 2013
Furniture, fixtures and equipment	$134	$127
Computers and software	21	17
Leasehold improvements	239	234
Other	7	5
Total fixed assets	401	383
Less: accumulated depreciation	(76)	(39)
Net book value of fixed assets	$325	$344

Depreciation expense was $13 and $12 for the three months ended September 30, 2014 and 2013, respectively, and $37 and $26 for the nine months ended September 30, 2014 and 2013, respectively. Repairs and maintenance costs are expensed as incurred.

NOTE 6 – DEBT

At September 30, 2014 and December 31, 2013 there was $220 and $0, respectively, of outstanding borrowings.

Revolving Note

On August 29, 2014, the Company entered into a Loan Revision Agreement, which extended the termination date of the revolving credit agreement (the “Revolving Note”) with City National Bank to August 31, 2015. All other terms evidenced by the Revolving Note remained the same. The Revolving Note provides an aggregate principal amount of $500 in revolving loans collateralized by all inventory, chattel paper, accounts, equipment, general intangibles, securities and instruments. The revolving loans may be borrowed, repaid and re-borrowed, provided at the time of any borrowing no event of default exists. Under the Revolving Note, as amended, all principal amounts outstanding with interest thereon are due and payable on August 31, 2015. Committed borrowings under the Revolving Note bear interest from the date of disbursement at a per annum interest rate equal to prime rate plus 1.25%. As of September 30, 2014, the interest rate on the Revolving Note was 4.50%. The Revolving Note contains customary events of default, including the failure to make payment and bankruptcy. At September 30, 2014, the outstanding balance under the Revolving Note was $220. Subsequent to September 30, 2014, we borrowed an additional $220 under the Revolving Note agreement bringing the total outstanding balance to $440 and the remaining available balance to $60.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consist of estimated future liability payments that relate to the current accounting period. Management reviews these estimates regularly to determine their reasonableness. Accrued expenses at September 30, 2014 and December 31, 2013 consisted of the following:

(In thousand $)	September 30, 2014	December 31, 2013
Advertising and promotional expense payable	$171	$171
Audit fees payable	40	35
Rent payable	30	30
Research & development	10	-
Accrued bonus	13	-
Consulting fees payable	20	65
Other accrued expenses	9	11
Total accrued expenses	$293	$312

NOTE 8 – STOCKHOLDERS’ EQUITY

Reverse Stock Split

On February 5, 2014, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to effect a reverse stock split of its outstanding and authorized shares of common stock and preferred stock at a ratio of 1 for 50. As a result of the reverse stock split, the number of the Company’s authorized shares of common stock decreased from 300,000,000 to 6,000,000 shares and the number of its authorized shares of preferred stock decreased from 25,000,000 to 500,000 shares. All amounts presented in these financial statements have been adjusted for the reverse stock split.

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
* Shares issued under price protection agreement

In January 2014, the Company issued an aggregate of 631,346 shares of common stock and granted two series of warrants (Series A and Series B) to purchase 315,676 and 157,846 shares of common stock, respectively, to certain accredited investors in a private placement and received aggregate gross proceeds of $4,735. The Series A warrants have a three year term and are exercisable at $15.00 per share. The Series B warrants have a five year term and are exercisable at $45.00 per share. For additional information on the Series A warrants and Series B warrants refer to “NOTE 9 — Warrants.” The securities were subject to registration rights and have been registered. Brean Capital, LLC served as placement agent in the private placement and was issued 47,351 shares of common stock with a fair value of $355 based on the market price of our common stock on the date of grant as its fee, or 7.5% of the shares of common stock issued in the private placement.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Changes in stockholders’ equity for the nine months ended September 30, 2014 were as follows

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders'
(In thousand $)	Shares	Amount	capital	deficit	equity

Balance at December 31, 2013	2,227,447	$2	$17,246	$(13,908)	$3,340
Private placement offering, net of issuance cost of $72	631,346	1	4,662	-	4,663
Shares issued for private placement fee	47,351	-	-	-	-
Shares issued for odd lots in connection with reverse stock split	91	-	-	-	-
Shares issued in connection with share based awards	13,200	-	1,227	-	1,227
Forfeiture of prior shares issued for services	(10,000)	-	(70)	-	(70)
Net loss	-	-	-	(3,599)	(3,599)
Balance at September 30, 2014	2,909,435	$3	$23,065	$(17,507)	$5,561

NOTE 9 - WARRANTS

On January 27, 2014, in connection with a private placement (See NOTE 8 – Stockholders’ Equity - Private Placements of Common Stock), the Company granted warrants to purchase an aggregate of 473,522 shares of common stock as follows: (i) Series A warrants to purchase 315,676 shares of common stock at an exercise price of $15.00 per share (the “Series A Warrant”) and (ii) Series B warrants to purchase 157,846 shares of common stock at an exercise price of $45.00 per share (the “Series B Warrant”). The warrants were determined to have an estimated aggregate fair value of $2,486. The Series A Warrants entitle the holders to purchase shares of common stock for a period of three years from the grant date and the Series B Warrants entitle the holders to purchase common stock for a period of five years from the grant date. The warrants can also be exercised on a cashless basis.

The following table summarizes information about warrants granted during 2014 and outstanding and exercisable at September 30, 2014. Since all warrants currently outstanding were fully and immediately vested at issuance, the information for both outstanding and exercisable warrants are identical.

	Number of	Shares Underlying	Shares Underlying Warrants
	Shares	Warrants	Outstanding &
	Underlying	Exchanged,	Exercisable at		Expiration
	Warrants	Exercised	September 30,	Exercise	Term in
Grant Date	Granted	or Expired	2014	Price	Years
January 27, 2014 (A)	315,676	-	315,676	$15.00	2.33
January 27, 2014 (B)	157,846	-	157,846	$45.00	4.32
	473,522	-	473,522

(A) Private placement of Series A warrants

(B) Private placement of Series B warrants

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

During the year ended December 31, 2013 and 2012, no warrants were granted. Mark-to-market charges on derivative liability related to warrants granted in 2011 was zero for the nine months ended September 30, 2014 and $22 for the nine months ended September 30, 2013, which was included in selling, general and administrative expenses. For information on warrants granted in 2011 refer to “NOTE 7 — Warrants, Options, Equity Incentive Plan and Stock Issuances” in our Annual Report on Form 10-K for the year ended December 31, 2013.

The following table summarizes the activities in warrants for the nine months ended September 30, 2014:

Weighted
	Shares	Average
	Underlying	Exercise
	Warrants	Price
Balance at December 31, 2013	-	$-
Warrants granted	473,522	25.00
Warrants exercised	-	-
Warrants cancelled/exchanged/expired	-	-
Balance at September 30, 2014	473,522	$25.00

The following table summarizes the assumptions used to value the warrants at the issuance date using the Black-Scholes option pricing model:

	Number of
	Shares Underlying	Stock Price on
	Warrants	Measurement	Exercise	Expected	Expected	Dividend	Risk Free
Grant Date	Granted	Date	Price	Term	Volatility	Yield	Rate
(A) 1/27/2014	315,676	$7.00	$15.00	3.00	150.00%	0.00%	0.76%
(B) 1/27/2014	157,846	$7.00	$45.00	5.00	150.00%	0.00%	1.61%
	473,522

(A) Private placement of Series A warrants

(B) Private placement of Series B warrants

NOTE 10 - STOCK COMPENSATION

Granted Outside the Plan

The Company granted an aggregate of 30,000 options to purchase restricted common stock to certain directors prior to the adoption of the 2012 Equity Incentive Plan (the “Plan”).

The following table summarizes the activities in stock options (granted outside the Plan) for the nine months ended September 30, 2014:

Weighted
	Shares	Average
	Underlying	Exercise
	Options	Price
Balance at December 31, 2013	30,000	$26.67
Options granted	-	-
Options exercised	-	-
Options cancelled/expired	-	-
Balance at September 30, 2014	30,000	$26.67

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

At September 30, 2014, the weighted-average remaining term of the options was 6.94 years. As of September 30, 2014, all options granted outside of the Plan have vested. The aggregate intrinsic value of outstanding and exercisable options was $36. The aggregate intrinsic value is calculated by multiplying the number of outstanding and exercisable options by the excess of the market price for our common stock at September 30, 2014 over the exercise price for each option. The market price for our common stock at September 30, 2014 was $14.19.

The following table summarizes information about the options granted outside the Plan at September 30, 2014:

	Options	Weighted Average
Range of	Outstanding &	Remaining
Exercise Price	Exercisable	Contractual Life
$32.00	15,000	6.78
$34.50	5,000	6.81
$22.50	5,000	6.87
$7.00	5,000	7.64
	30,000

Outstanding and exercisable options granted outside the Plan have a weighted average remaining term of 6.94 years and a weighted average exercise price of $26.67 per share.

Equity Incentive Plan

On September 24, 2012, the Company’s board of directors adopted the 2012 Equity Incentive Plan (as amended, the "Plan"), which was adopted by stockholders on November 20, 2012. The Company believes that such awards better align the interests of its employees and directors with those of its shareholders. The Company has reserved 400,000 shares of common stock under the Plan. As of September 30, 2014, options to purchase 339,880 shares of the Company's stock have been granted under the Plan, as set forth in the table below:

	Number of	Range of	Expiration
Granted to	Options Granted	Exercise Price	Term in Years
Employees	23,740	$8.60 to $13.50	10
Consultants	44,000	$8.60 to $13.75	10
Officers	77,040	$8.60 to $12.55	10
Directors	190,100	$6.00 to $17.50	10
Scientific Advisory Board Member	5,000	$12.50	10
Total	339,880

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

The following table summarizes the activities in stock options granted (under the Plan) during the nine months ended September 30, 2014:

		Weighted
	Shares	Average
	Under	Exercise
	Options	Price
Balance at December 31, 2013	202,320	$14.58
Options granted	146,560	11.83
Options exercised	-	-
Options cancelled/expired	(9,000)	7.50
Balance at September 30, 2014	339,880	$13.58

At September 30, 2014, the weighted-average remaining term of the options was 8.91 years. As of September 30, 2014, the aggregate intrinsic value of outstanding options was $539 and the aggregate intrinsic value of exercisable options was $164. The aggregate intrinsic value is calculated by multiplying the number of outstanding and exercisable options by the excess of the market price for our common stock at September 30, 2014 over the exercise price for each option. The market price for our common stock at September 30, 2014 was $14.19.

The weighted average grant date fair value of Plan options granted during 2014 was $10.62. The following table summarizes the assumptions used to value the Plan options granted during 2014 using a Black Scholes model:

		Stock
	Number of	Price on
	Options	Measurement	Exercise	Expected	Expected	Dividend	Risk Free
Grant Date	Granted	Date	Price	Term	Volatility	Yield	Rate
01/17/14	20,000	$7.00	$12.50	10.00	150.00%	0.00%	2.84%
02/18/14	8,000	$8.25	$12.50	10.00	149.00%	0.00%	2.71%
03/10/14	30,500	$8.60	$8.60	10.00	148.00%	0.00%	2.79%
05/07/14	30,500	$11.55	$12.10	5.81	150.00%	0.00%	1.65%
05/19/14	20,000	$11.99	$12.55	6.25	145.00%	0.00%	2.09%
06/20/14	2,000	$13.47	$13.45	6.25	145.00%	0.00%	2.22%
06/25/14	14,960	$13.20	$13.50	6.25	145.00%	0.00%	2.17%
07/09/14	14,600	$13.00	$13.00	5.75	151.00%	0.00%	1.68%
09/01/14	6,000	$13.75	$13.75	5.63	151.00%	0.00%	1.63%
	146,560

The risk-free rate is based on the U.S. Treasury rate for a note with a similar term in effect at the time of the grant.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

The following table summarizes information about options outstanding and exercisable at September 30, 2014 that were granted under the Plan:

Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of	Options	Remaining	Range of	Options	Remaining
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Contractual Life
$8.60	30,500	9.45	$8.60	7,625	9.45
$10.00	12,120	8.31	$10.00	6,254	8.32
$11.00	3,000	8.28	$11.00	1,500	8.28
$12.10	30,500	9.61	$12.10	-	-
$12.50	106,200	8.71	$12.50	50,683	8.61
$12.55	20,000	9.64	$12.55	-	-
$13.00	14,600	9.78	$13.00	3,650	9.78
$13.45	2,000	9.73	$13.45	-	-
$13.50	14,960	9.74	$13.50	-	-
$13.75	6,000	9.93	$13.75	-	-
$17.50	100,000	8.36	$17.50	50,000	8.36
	339,880			119,712

As of September 30, 2014, 119,712 options have vested and 220,168 options remain unvested. The vesting terms range from zero to 5 years and the vested options have a weighted average remaining term of 8.58 years and a weighted average exercise price of $14.21 per share.

Share-based compensation was $501 and $324 for the three months ended September 30, 2014 and September 30, 2013, respectively, and $1,227 and $1,043 for the nine months ended September 30, 2014 and September 30, 2013, respectively. The aggregate unrecognized compensation expense of options (granted outside the Plan and under the Plan) at September 30, 2014 was $1,710, which will be recognized through June 2018.

Restricted Stock Issuances

During the nine months ended September 30, 2014, the Company issued an aggregate of 13,200 shares of restricted common stock to a director, advisory board member, employees and consultants. All such shares were valued at trading prices on the date of issuance between $7.50 and $14.39 per share and are subject to certain vesting requirements. The compensation cost for unvested restricted stock, which is included in the stock-based compensation amounts indicated above, was $141 and $111 for the nine months ended September 30, 2014, and September 30, 2013, respectively.

The following table summarizes the activities in restricted stock awards granted (under the Plan) during the nine months ended September 30, 2014:

		Weighted
		Average
		Grant Date
	Shares	Share Price
Restricted stock awards unvested at December 31, 2013	28,700	$16.37
Granted	13,200	7.79
Vested	(9,200)	18.08
Forfeited or canceled	(10,000)	7.00
Restricted stock awards unvested at September 30, 2014	22,700	$14.81

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

At September 30, 2014, the weighted-average remaining term of unvested restricted stock awards was 2.1 years. The aggregate unrecognized compensation expense of unvested restricted stock at September 30, 2014 was $295, which will be recognized through February 2018.

NOTE 11 - INCOME TAXES

Due to the Company’s history of losses and uncertainty of future taxable income, a valuation allowance sufficient to fully offset net operating losses and other deferred tax assets has been established. The valuation allowance will be maintained until sufficient positive evidence exists to support a conclusion that a valuation allowance is not necessary.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

The future minimum lease payments under the non-cancellable operating lease in excess of one year at September 30, 2014 is as follows:

(In thousand $)

Years Ended December 31,	Amount
2014 (3 months)	$16
2015	150
2016	152
2017	181
2018	187
2019	191
Total	$877

Rent expense including common area maintenance charges and taxes for the three and nine months ended September 30, 2014 was $20 and $56, respectively. Rent expense including common area maintenance charges and taxes for the three and nine months ended September 30, 2013 was $15 and $44, respectively.

Defined Contribution Plan

The Company established a 401(K) Plan (the “401(K) Plan”) for eligible employees of the Company effective April 1, 2014. Generally, all employees of the Company who are at least twenty-one years of age and who have completed three months of service are eligible to participate in the 401(K) Plan. The 401(K) Plan is a defined contribution plan that provides that participants may make salary deferral contributions, of up to the statutory maximum allowed by law (subject to make-up contributions) in the form of voluntary payroll deductions. The Company’s matching contribution is equal to 100 percent on the first four percent of a participant’s compensation which is deferred as an elective deferral. The Company’s aggregate matching contribution for the three and nine months ended September 30, 2014 were $9 and $16, respectively.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Sponsorship Agreement

On June 27, 2011, the Company entered into a one year agreement with a celebrity spokesperson pursuant to which the spokesperson agreed to perform certain services for the Company and granted the Company the worldwide right to use the spokesperson’s name and approved image in various media. The agreement provided for cash compensation, all of which was paid in 2011, and royalties based on units sold for the term of the agreement and an additional 12 months thereafter. The agreement expired in June 2012.

The agreement also granted warrants to purchase 3,000 shares of common stock, 2,000 of which were granted upon signing of the agreement and 1,000 of which were granted in December 2011. The warrants had a term of two years with an exercise price of $50.00 per share. The warrants further provided that in the event (a) the trading price of the common stock of the Company on its principal trading market does not exceed $100.00 within two years of grant and (b) the warrants are not exercised prior to such time, then the spokesperson shall have the right to sell any unexercised portion of the warrants to the Company in exchange for $50.00 for each share of common stock underlying the unexercised portion of the warrants. On June 27, 2013, the 2,000 warrants expired and a $100 liability was recorded. On December 27, 2013, the 1,000 warrants expired and a $50 liability was recorded, for a total liability of $150, which is included in accrued expenses.

Supply Agreement

On July 18, 2014, the Company entered into the First Amended and Restated Exclusive Supply Agreement (the “Agreement”) with DIL. Pursuant to the Agreement, DIL will manufacture and supply the Company on a monthly basis with Fortetropin, the active ingredient for its products, and the Company will purchase minimum quantities of Fortetropin through 2016 at fixed prices.

Minimum purchase obligations under the agreement are approximately $651 for the remainder of 2014 and $2,192 in 2015 and 2016. DIL will manufacture the formula exclusively for the Company and may not manufacture the formula for other entities. In addition, DIL agreed to assign its United States patent application for the manufacture of the formula to the Company. For a period of seven years from the expiration of the Agreement, the Company will pay DIL a low single-digit royalty payment for each kilogram of Fortetropin produced by the Company, subject to certain minimum and maximum amounts. DIL also granted the Company a right of first refusal to license and/or acquire the European patent it owns for the manufacture of the formula. The Agreement expires on December 31, 2016, and may be renewed for additional one-year periods unless terminated by either party by giving ninety days notice before the expiration of the current term.

Product Liability

As a manufacturer of nutritional supplements that are ingested by consumers, the Company may be subject to various product liability claims. Although we have not had any claims to date, it is possible that future product liability claims could have a material adverse effect on our business or financial condition, results of operations or cash flows. The Company currently maintains products liability insurance of $5 million per-occurrence and a $10 million annual aggregate coverage. At September 30, 2014, the Company had not recorded any accruals for product liability claims.

Legal Proceedings

On October 10, 2014, we filed a request for arbitration before the International Chamber of Commerce against Cenegenics asserting various causes of action, including breach of contract. The request seeks payment from Cenegenics of approximately $2.72 million, consisting of unpaid invoices for product shipped and received and for unpaid inventory that was produced for Cenegenics pursuant to the distribution agreement but not yet shipped, as well as related costs and expenses. The parties have settled on a retired New Jersey Superior Court Judge to serve as the single arbitrator with the parties seeking to schedule an arbitration hearing as soon as practicable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on  Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2013.

Certain statements in this section contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained in this report and not clearly historical in nature are forward-looking, and the words “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) generally are intended to identify forward-looking statements.  Any statements in this report that are not historical facts are forward-looking statements. Actual results may differ materially from those projected or implied in any forward-looking statements. Such statements involve risks and uncertainties, including but not limited to those relating to product and customer demand, market acceptance of our products, the ability to create new products, the ability to achieve a sustainable profitable business, the effect of economic conditions, the ability to protect our intellectual property rights, competition from other providers and products, risks in product development, our ability to raise capital to fund continuing operations, and other factors discussed from time to time in our filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking statement for events or circumstances after the date on which such statement is made except as required by law.

Overview

We were incorporated in the State of Nevada on April 11, 2007.  Prior to February 2011, we did not have any operations and did not generate any revenues.  In February 2011, we acquired our platform dietary supplement product called MYO-T12.  Since February 2011, the Company’s principal business activities have been focused on deepening our scientific understanding of the activity of FortetropinTM, the active ingredient in MYO-T12, and to leverage this knowledge to strengthen and build our intellectual property; developing sales and marketing strategies aimed at expanding our commercial presence in the sports nutrition and age management markets; evaluating the value of Fortetropin in therapeutic markets, including the treatment of sarcopenia, cachexia, anorexia, obesity and muscular-related conditions; and, conducting research and development focused on the discovery, development and commercialization of other products and technologies aimed at maintaining or improving the health and performance of muscle tissue.  Since its inception in April 2007, the Company has recognized revenues of $7,661. The Company’s activities are subject to significant risks and uncertainties.

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

Our commercial focus is to leverage our clinical data to develop proprietary products including direct-to-consumer branded products using multiple product delivery formats to target the large, but currently underserved, markets focused on muscle health. Our first commercial product, MYO-T12, is currently sold in the sports nutrition market through a distribution agreement with Maximum Human Performance (“MHP”), a company engaged in the development, marketing and distribution of nutritional and other supplemental products for consumer use. MHP distributes MYO-T12 principally in the U.S. under the brand name MYO-X®, which is currently available on retailer websites and in specialty retailers. The distribution agreement with MHP expires in March 2015. In February 2014, we expanded our commercial operations into the age management market through a distribution agreement with Cenegenics Product and Lab Services, LLC (“Cenegenics”). Under the distribution agreement, Cenegenics agreed to exclusively distribute and promote a proprietary formulation of Fortetropin through its age management centers in the U.S. and its community of physicians focused on treating a growing population of patients focused on proactively addressing age-related health and wellness concerns. During the latter half of the third quarter of 2014, Cenegenics advised us that, notwithstanding the terms of its distribution agreement with us, it does not intend to pay us for product it had purchased until it sells such products to its customers. On October 10, 2014 we filed a request for arbitration before the International Chamber of Commerce against Cenegenics asserting various causes of action, including breach of contract. For additional information regarding this action against Cenegenics refer to PART II, Item I “Legal Proceedings.”

While we may continue to sell our products through distributors, we expect to continue developing our own core branded products, which we anticipate launching in 2015, and to pursue additional markets such as medical foods and international opportunities. As a result, we may decide not to renew or to revise the agreements with MHP and/or Cenegenics and thereby enable us to continue to pursue our own marketing, sales and distribution strategies. We believe growing awareness of the potential therapeutic uses of myostatin inhibition supports continued development of our own core products. We remain committed to continuing our focus on various clinical trials in support of our marketing claims as well as to enhance our intellectual property, to develop product improvements and new products, and to reduce the cost of our products by finding more efficient manufacturing processes and contract manufacturers.

The Company currently relies on one third-party manufacturer to produce Fortetropin™. This manufacturer purchases all the necessary raw materials from suppliers and coordinates any additional production steps with third-parties. We have multiple vendors for blending, packaging and labeling our products. The Company is pursuing other supply alternatives. In 2014, we qualified a second source Fortetropin manufacturer and are working on a plan with this manufacturer to manufacture commercial quantities of Fortetropin.

As an early development-stage bionutritional and biotherapeutics company, we are dedicated to basic and clinical research that supports our existing and future product portfolio.  We launched our internal research and development efforts through construction of a dedicated laboratory led by Dr. Neerav Padliya. Our research program is actively evaluating the many active proteins, lipids and peptides in Fortetropin, specifically as a natural, reversible, temporary modulator of the regulatory peptide myostatin, and to leverage this knowledge to strengthen and build our intellectual property. We are dedicated to protecting our innovative technology and believe that our research programs will establish a basis for the continued submission of patent applications to help protect the Company's intellectual property.  We expect our investment in research and development to continue to grow in the future.

Clinical and Basic Research Programs

We invest in research and development activities externally through academic and industry collaborations aimed at enhancing our products, optimizing manufacturing and broadening the product portfolio. We have developed the following collaborations with various academic centers:

●	In September 2013, we entered into a clinical study agreement with Hackensack University Medical Center to conduct a clinical study to determine the effects of Fortetropin on blood chemistries and body mass index in healthy adult women. The study is expected to be completed in 2015.

●	In May 2014, we entered into a three-year master service agreement with Rutgers University. Our first project under the agreement is to develop cell-based assays for high-throughput screening studies of next generation myostatin inhibitors. We believe the assays that will be developed will enable us to elucidate the specific molecules in Fortetropin that impart activity as it relates to the development of muscle tissue. The project is expected to be completed in the middle of 2015.

●	In May 2014, we entered into an agreement with the University of Tampa to study the effects of Fortetropin supplementation on blood myostatin, follistatin and cytokines levels in trained males. The clinical study is designed to analyze myostatin and follistatin levels via high-sensitivity ELISA-based spectrophotometric. Serum will be analyzed for a plethora of relative cytokine levels via high-sensitivity enhanced chemiluminescent-based methods. The study was completed during the third quarter 2014. The Company reported positive top-line data confirming that the use of Fortetropin in conjunction with modest resistance training significantly increases muscle size and lean body mass in subjects taking Fortetropin compared to placebo. Further analysis of serum biomarkers from subjects in the clinical trial revealed that daily use of Fortetropin significantly decreases inflammatory cytokine levels. Data from the study was presented at the American College of Nutrition’s 55th annual conference.

●	In August 2014, we entered into a research agreement with Human Metabolome Technologies America, Inc., (“HMT”), which will apply their proprietary, state-of-the-art capillary electrophoresis-mass spectrometry (CE-MS) technologies to characterize the metabolomic profiles of plasma samples obtained from healthy male subjects who used either Fortetropin™ or placebo with the goal of identifying metabolites with pro-myogenic activity in the plasma samples of subjects who took Fortetropin as well as examining the effect on glucose and fat metabolism. We anticipate that the results from this study will enhance our understanding of the mechanism of action of Fortetropin and provide guidance for the development of biotherapeutics based on Fortetropin. Additionally, the early indications of plasma biomarkers may guide future study design for Fortetropin clinical trials by identifying clinically-relevant endpoints and potential stratification of patient populations. HMT will use a metabolite database of over 290 lipids and over 900 metabolites which may be potential plasma biomarkers of muscle growth. The study is expected to be completed by the end of 2014.

The foregoing agreements are an integral part of our business strategy and we believe they will provide a clear scientific rationale for Fortetropin's role as a nutritional product and support its use in different medical and health applications in the future.

We are also building a small molecule and biologics discovery program aimed at regulators of myostatin synthesis and activation and the different pathways that act upon muscle development. In July 2014, we entered into a research and development agreement with Cloud Pharmaceuticals, Inc., (“Cloud”), to discover product candidates related to the inhibition of targets in the myostatin regulatory pathway as well as inflammatory mediators associated with sarcopenia and cachexia. Cloud utilizes cloud computing technology to initiate and design small molecule drug candidates based on their Inverse Design proprietary cheminformatics tool. The research will focus on the development of product candidates related to Janus kinase 3 (JAK 3) inhibition and regulators in the myostatin pathway.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

	Three Months Ended September 30,		Change
($ in thousands):	2014	2013	Dollars	%

Net sales	$107	$918	$(811)	-88%
Cost of sales	232	428	(196)	-46%
Gross profit (loss)	(125)	490	(615)	-126%
as a % of net revenues	-117%	53%
Operating expenses:
Research and development	365	113	252	223%
Selling, general and administrative	1,637	1,159	478	41%
Amortization	50	-	50	N/M
Total operating expenses	2,052	1,272	780
as a % of net revenues	N/M	139%

Other income (expense), net	-	1	(1)	-100%

Net loss	$(2,177)	$(781)	$(1,396)	179%

Net sales

We currently have two commercial products: MYO-T12, which is branded under the MYO-X name, and distributed by MHP, and Cenegenics Muscle Formula, which is a private-label product distributed by Cenegenics. For the three months ended September 30, 2014, net sales decreased $811, or 88%, compared to net sales for the three months ended September 30, 2013. The decrease in net sales was primarily due to a decrease in sales to MHP. During the third quarter of 2014, Cenegenics informed us that it would not accept product that was custom manufactured and scheduled for delivery pursuant to the terms of our distribution agreement with Cenegenics. Consequently, we did not ship product or recognize revenues from Cenegenics during the three months ended September 30, 2014. We are taking action against Cenegenics to enforce the terms of the agreement. For additional information regarding this action against Cenegenics refer to PART II, Item I “Legal Proceedings.” We are in the process of developing our own proprietary branded products using multiple delivery formats, which we anticipate launching in 2015. We cannot predict the amount of sales to Cenegenics and MHP in the fourth quarter of 2014, as we seek to restructure our commercial strategy and position our own core branded products to be launched in 2015.

Cost of sales and gross profit (loss)

Cost of sales for the three months ended September 30, 2014 decreased $196, or 46%, compared to cost of sales for the three months ended September 30, 2013. The decrease in cost of sales was primarily due to lower net sales partially offset by inventory reserve and write-off charges of $166 recorded in the three months ended September 30, 2014. Gross profit as a percentage of net sales was -117% for the three months ended September 30, 2014 compared to 53% for the three months ended September 30, 2013. Excluding the inventory reserve and write-off charges of $166, gross profit for the three months ended September 30, 2014 was $41, or 38% of net sales, which compared to the gross profit as percentage of net sales for the three months ended September 30, 2013 was 15 percent lower primarily due to higher indirect overhead costs in the current year period.

Operating expenses

Research and development expenses for the three months ended September 30, 2014 increased $252, or 223%, compared to research and development expenses for the three months ended September 30, 2013. The increase in research and development expenses was primarily due to higher costs associated with our clinical and basic research programs through academic and industry collaborations, including the University of Tampa, Cloud Pharmaceuticals, Inc. and Rutgers University.

Selling, general and administrative expenses for the three months ended September 30, 2014 increased $478, or 41%, compared to selling, general and administrative expenses for the three months ended September 30, 2013. The increase in selling, general and administrative expenses was primarily due to bad debt expense of $390 to record an allowance for doubtful accounts against the existing accounts receivable balance of Cenegenics as well as higher professional and consulting costs and higher personnel costs consisting of salaries, benefits and other related costs, including stock based compensation.

Amortization expense was $50 for the three months ended September 30, 2014 and $0 for the three months ended September 30, 2013. During the second quarter of 2014, management determined that the intellectual property pertaining to the MYO-T12 brand, which was acquired from Peak Wellness, Inc. in February 2011, had a finite useful life of ten (10) years. Accordingly, we started amortizing the asset’s carrying value of $2,000 over its estimated useful life beginning in the second quarter of 2014.

Other income (expense), net

Other income (expense), net consisted of interest income, net of $1 in the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

	Nine Months Ended September 30,		Change
($ in thousands):	2014	2013	Dollars	%

Net sales	$3,332	$1,910	$1,422	74%
Cost of sales	1,282	872	410	47%
Gross profit	2,050	1,038	1,012	97%
as a % of net revenues	62%	54%
Operating expenses:
Research and development	1,094	398	696	175%
Selling, general and administrative	4,452	3,498	954	27%
Amortization	100	-	100	N/M
Loss on asset impairments	5	-	5	N/M
Total operating expenses	5,651	3,896	1,755
as a % of net revenues	170%	204%

Other income (expense), net	2	4	(2)	-50%

Net loss	$(3,599)	$(2,854)	$(745)	26%

Net sales

We currently have two commercial products: MYO-T12, which is branded under the MYO-X name, and distributed by MHP, and Cenegenics Muscle Formula, which is a private-label product distributed by Cenegenics. Net sales for the nine months ended September 30, 2014 increased $1,422, or 74%, compared to net sales for the nine months ended September 30, 2013. The increase was primarily due to new product sales resulting from expansion of our commercial operations into the age management market through the Cenegenics distribution agreement entered into in February 2014, partially offset by lower sales to MHP. For the nine months ended September 30, 2014, sales to Cenegenics and MHP accounted for approximately 63% and 36%, respectively, of total net sales, whereas sales to MHP accounted for 100% of total net sales for the nine months ended September 30, 2013. During the third quarter of 2014, Cenegenics informed us that it would not accept product that was custom manufactured and scheduled for delivery pursuant to the terms of our distribution agreement with Cenegenics. Consequently, we did not ship product or recognize revenues in connection with Cenegenics’ third quarter 2014 purchase order requirement. We are taking action against Cenegenics to enforce the terms of the agreement. For additional information regarding this action against Cenegenics refer to PART II, Item I “Legal Proceedings.” We are in the process of developing our own proprietary branded products using multiple delivery formats, which we anticipate launching in 2015. We cannot predict the amount of sales to Cenegenics and MHP in the fourth quarter of 2014, as we seek to restructure our commercial strategy and position our own core branded products to be launched in 2015.

Cost of sales and gross profit

Cost of sales for the nine months ended September 30, 2014 increased $410, or 47%, compared to cost of sales for the nine months ended September 30, 2013. The increase in cost of sales was primarily due to higher net sales and to a lesser extent inventory reserve and write-off charges of $166 included in the nine months ended September 30, 2014. Gross profit as a percentage of net sales was 62% for the nine months ended September 30, 2014 compared to 54% for the nine months ended September 30, 2013. Excluding the inventory reserve and write-off charges of $166, gross profit for the nine months ended September 30, 2014 was $2,216, or 67% of net sales, which compared to the gross profit as a percentage of net sales for the nine months ended September 30, 2013 was 13 percent higher primarily due to product sales mix.

Operating expenses

Research and development expenses for the nine months ended September 30, 2014 increased $696, or 175%, compared to research and development expenses for the nine months ended September 30, 2013. The increase in research and development expenses was primarily due to higher costs associated with our clinical and basic research programs through academic and industry collaborations, including the University of Tampa, Cloud Pharmaceuticals, Inc., Rutgers University and Deutsches Institut fur Lebensmitteltechnik e.V. - the German Institute for Food Technologies (“DIL”) and higher personnel costs consisting of salaries, benefits and other related costs, including stock based compensation.

Selling, general and administrative expenses for the nine months ended September 30, 2014 increased $954, or 27%, compared to selling, general and administrative expenses for the nine months ended September 30, 2013. The increase in selling, general and administrative expenses was primarily due to bad debt expense of $390 to record an allowance for doubtful accounts against the existing accounts receivable balance of Cenegenics as well as higher professional and consulting costs and higher personnel costs consisting of salaries, benefits and other related costs, including stock based compensation.

Amortization expense was $100 for the nine months ended September 30, 2014 and $0 for the nine months ended September 30, 2013. During the second quarter of 2014, management determined that the intellectual property pertaining to the MYO-T12 brand, which was acquired from Peak Wellness, Inc. in February 2011, had a finite useful life of ten (10) years. Accordingly, we started amortizing the asset’s carrying value of $2,000 over its estimated useful life beginning in the second quarter of 2014.

Included in the nine months ended September 30, 2014 is an impairment charge of $5, which the Company recorded during the second quarter related to the unrecoverable net carrying value of a capitalized fixed asset. We did not consider any of our property and equipment to be impaired during the nine months ended September 30, 2013.

Other income (expense), net

Other income (expense), net consisted of interest income, net of $2 and $4 in the nine months ended September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Working capital at September 30, 2014 and December 31, 2013 is summarized as follows:

(In thousand $)	September 30,	December 31,	Increase
	2014	2013	(Decrease)
Current Assets:
Cash	$638	$451	$187
Accounts receivable, net	1,341	645	696
Inventories, net	1,952	143	1,809
Prepaid expenses and other current assets	123	215	(92)
Total current assets	$4,054	$1,454	$2,600
Current liabilities:
Accounts payable	$249	$184	$65
Accrued liabilities	293	312	(19)
Note payable	220	-	220
Total current liabilities	$762	$496	$266
Working Capital	$3,292	$958	$2,334
Current Ratio	5.32	2.93

Working capital increased $2,334 to $3,292 at September 30, 2014 compared to $958 at December 31, 2013. The increase in working capital was primarily due to increases in inventories, accounts receivable and cash of $1,809, $696 and $187, respectively, partially offset by short-term borrowing under our revolving loan agreement of $220. Inventories increased primarily due to our ongoing production campaign to build inventories in anticipation of launching our own core branded products in 2015. Partially offsetting the increase in inventories were reserve and write-off charges of $166 recorded during the three months ended September 30, 2014, including $92 to write-down unsold inventories that were specially formulated for Cenegenics. Accounts receivable increased due to product sales to Cenegenics as a result of expanding our commercial operations into the age management market through a distribution agreement with Cenegenics in February 2014, partially offset by lower receivables from MHP due to the timing of sales. During the latter half of the third quarter of 2014, Cenegenics advised us that, notwithstanding the terms of its distribution agreement with us, it does not intend to pay us for product it had purchased until it sells such products to its customers. While we are taking action against Cenegenics to enforce the terms of the agreement, based on our ongoing credit evaluation, the accounts receivable balance at September 30, 2014 was reduced by an allowance for doubtful accounts of $390 to reflect management’s best estimate of amounts that may not be collectible. For additional information regarding this action against Cenegenics refer to PART II, Item I “Legal Proceedings.” The increase in cash was primarily attributable to $4,663 of net proceeds from our January 2014 private placement transaction (for additional information on the January 2014 private placement transactions refer to “NOTE 8 —Stockholders’ Equity – Private Placements of Common Stock”) and $220 of borrowings under our revolving loan agreement, partially offset by net cash used in operating activities during the nine months ended September 30, 2014 of $4,667.

As of September 30, 2014, we had cash of $638 and total assets of $6,424 (which includes $2,045 of intangible assets). Since our inception, net cash provided by financing activities, which has been our primary source of cash flows, was $13,994. Summarized cash flows for the nine months ended September 30, 2014 and 2013 are as follows:

(In thousand $)	Nine Months Ended September 30,
	2014	2013	Change

Net cash used in operating activities	$(4,667)	$(1,749)	$(2,918)
Net cash used in investing activities	(29)	(347)	318
Net cash provided by financing activities	4,883	-	4,883
Net increase/(decrease) in cash	$187	$(2,096)	$2,283

Cash flows from operating activities represent net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash used by operating activities for the nine months ended September 30, 2014 increased $2,918 compared to the nine months ended September 30, 2013 primarily due to an increase of $2,161 in the amount of cash used as a result of changes in inventories, an increase of $1,073 in the amount of cash used as a result of changes in accounts receivable and a decrease of $69 in net loss adjusted for certain non-cash items, partially offset by an increase of $141 in the amount of cash provided as a result of changes in accounts payable and accrued expenses and an increase of $106 in the amount of cash provided by changes in prepaid expenses and other assets. For additional information about the changes in operating assets and liabilities refer to the above discussion on working capital.

Net cash used in investing activities includes cash used to purchase capital assets. Net cash used in investing activities for the nine months ended September 30, 2014 included additions to fixed assets and intangible assets of $23 and $6, respectively, compared to additions to fixed assets and intangible assets for the nine months ended September 30, 2013 of $345 and $2, respectively. Net cash provided by financing activities includes proceeds from borrowing and issuing equity instruments. Net cash provided by financing activities for the nine months ended September 30, 2014 included $4,663 of net proceeds from our January 2014 private placement transaction and $220 of short-term debt borrowed during the third quarter of 2014 under our revolving credit agreement. Net cash provided by financing activities for the nine months ended September 30, 2013 were $0.

As of the filing date of this Form 10-Q, management believes that there may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months. These facts raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, we are evaluating various alternatives, including reducing operating expenses and personnel costs, securing additional financing for future business activities and other strategic alternatives. There can be no assurance that the Company will be able to generate the level of operating revenues in its business plan, or if additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, our future operating prospects may be adversely effected.

Revolving Note

On August 29, 2014, the Company entered into a Loan Revision Agreement, which extended the termination date of the revolving credit agreement (the “Revolving Note”) with City National Bank to August 31, 2015. All other terms evidenced by the Revolving Note remained the same. The Revolving Note provides an aggregate principal amount of $500 in revolving loans collateralized by all inventory, chattel paper, accounts, equipment, general intangibles, securities and instruments. The revolving loans may be borrowed, repaid and re-borrowed, provided at the time of any borrowing no event of default exists. Under the Revolving Note, as amended all principal amounts outstanding with interest thereon is due and payable on August 31, 2015. Committed borrowings under the Revolving Note bear interest from the date of its disbursement at a per annum interest rate equal to prime rate plus 1.25%. As of September 30, 2014, the interest rate on the Revolving Note was 4.50%. The Revolving Note contains customary events of default, including failure to make payment and bankruptcy. At September 30, 2014, the outstanding balance under the Revolving Note was $220. Subsequent to September 30, 2014, we borrowed an additional $220 under the Revolving Note bringing the total outstanding balance to $440 and the remaining available balance to $60.

Long-term Contractual Obligations

In addition to our Revolving Note obligation, as of September 30, 2014, the Company’s enforceable and legally binding contractual obligations include future minimum lease payments under a non-cancellable operating lease and purchase obligations under a long-term supply agreement.

The future minimum lease payments under the non-cancellable operating lease in excess of one year at September 30, 2014 is as follows:

(In thousand $)

Years Ended December 31,	Amount
2014	$16
2015	150
2016	152
2017	181
2018	187
2019	191
Total	$877

For additional information about the operating lease refer to “NOTE 12 – Commitments and Contingencies – Operating Lease.”

On July 18, 2014, the Company amended the supply agreement with DIL. Among other things, the agreement provides that DIL will manufacture and supply the Company on a monthly basis with Fortetropin for its products and obligates the Company to purchase fixed minimum quantities for the remainder of 2014 and calendar years 2015 and 2016 at a fixed price. Minimum purchase obligations under the agreement are approximately $651 for the remainder of 2014 and $2,192 in 2015 and 2016. For additional information about the supply agreement with DIL refer to “NOTE 12 – Commitments and Contingencies – Supply Agreement.”

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. The Update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this Update is effective for us beginning in the first quarter of 2017. Early application is permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In June 2014, the FASB issued Accounting Standards Update 2014-10 – Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASU 2014-10"). The amendments in this update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. For other entities, the amendments are effective for annual reporting periods beginning after December 15, 2014, and interim reporting periods beginning after December 15, 2015. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer be required to present or disclose any information required by Topic 915.

The Company has early adopted ASU 2014-10 commencing with its financial statements for the quarter ended June 30, 2014 and subsequent periods.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance will be effective for us beginning in the first quarter of 2017 using one of two prescribed transition methods. Early adoption is not permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, equity and the disclosures of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future non-conforming events. Accordingly, the actual results could differ significantly from estimates. Significant items subject to such estimates include but are not limited to the valuation of stock-based awards, revenue recognition, measurement of allowances for doubtful accounts and inventory reserves, the selection of asset useful lives, fair value estimations used to test long-lived assets, including intangibles, for impairment and provisions necessary for assets and liabilities.

Concentrations of Credit Risk

We currently sell our products primarily through two distributors, MHP and Cenegenics, and credit risk is concentrated among these distributors. We monitor economic conditions and performs ongoing credit evaluation of our customers.  Management regularly reviews accounts receivables, and if necessary, establishes an allowance for doubtful accounts that reflects management’s best estimate of amounts that may not be collectible based on historical collection experience and specific customer information. Bad debt expense recognized as a result of an allowance for doubtful accounts is classified under selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. If we are unable to collect our outstanding accounts receivable from either MHP or Cenegenics, or if these distributors are unable or unwilling to purchase our products, our operating results and financial condition will be adversely affected.

During the latter half of the third quarter of 2014, Cenegenics advised us that, notwithstanding the terms of its distribution agreement with us, it does not intend to pay us for product it had purchased until it sells such products to its customers. While we are taking action against Cenegenics to enforce the terms of the agreement, based on our ongoing credit evaluation, the Cenegenics accounts receivable balance at September 30, 2014 was reduced by an allowance for doubtful accounts of $390 to reflect management’s best estimate of amounts that may not be collectible. For additional information regarding this action against Cenegenics refer to PART II, Item I “Legal Proceedings.”

Long-lived Assets

We test long-lived assets, including fixed assets and intangibles with finite lives, for recoverability when events or changes in circumstances indicate that the net carrying amount is greater than its fair value.  Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets.  We consider historical performance and future estimated results in our evaluation of potential impairment and then compare the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset.  If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value.  The estimation of fair value is generally measured by discounting expected future cash flows at the rate we utilize to evaluate potential investments. We estimate fair value based on the information available in making the necessary estimates, judgments and projections.

Fair Value of Indefinite-Lived Intangible Assets

Our policy is to evaluate indefinite-lived intangible assets for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An intangible asset with an indefinite life is evaluated for possible impairment by comparing the fair value of the asset with its carrying value. An impairment charge is recorded if the indefinite-lived intangible asset's carrying value exceeds its estimated fair value. For information related to impairment charges recorded in 2011 for indefinite-lived intellectual property intangible assets refer to “NOTE 2 – Summary of Significant Accounting Policies – Intangible Assets.”

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedure include, without limitations, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014.  Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the  quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

On October 10, 2014 we filed a request for arbitration before the International Chamber of Commerce against Cenegenics asserting various causes of action, including breach of contract. The request seeks payment from Cenegenics of approximately $2.72 million, consisting of unpaid invoices for product shipped and received and for unpaid inventory that was produced for Cenegenics pursuant to the distribution agreement but not yet shipped, as well as related costs and expenses. The parties have settled on a retired New Jersey Superior Court Judge to serve as the single arbitrator with the parties seeking to schedule an arbitration hearing as soon as practicable.

Item1A.  Risk Factors

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

If we are unable to successfully launch our own core branded products, our business and results of operations would be adversely affected.

We currently have two commercial products: MYO-T12, which is branded under the MYO-X name, and distributed by Maximum Human Performance, or MHP, and Cenegenics Muscle Formula, which is a private-label product distributed by Cenegenics Product and Lab Services, LLC, or Cenegenics. We are in the process of developing our own core branded products, which we anticipate launching in 2015. We may fail to successfully develop, launch, market and/or promote our own core branded products. Successfully developing, launching, marketing and promoting products is a complex and uncertain process, dependent on the efforts of management, outside consultants and general economic conditions, among other things. Any factors that adversely impact the development, launch, marketing or promotion of our products including, but not limited to, competition, acceptance in the marketplace, or delays related to production and distribution or regulatory issues, will likely have a negative impact on our cash flow and operating results. The commercial success of our products also depends upon:

●	the quality and acceptance of other competing brands and products;

●	creating effective distribution channels and brand awareness;

●	critical reviews;

●	the availability of alternatives;

●	general economic conditions; and

●	other tangible and intangible factors.

Each of these factors is subject to change and cannot be predicted with certainty. We cannot assure you that we will be successful in developing, launching, marketing or promoting any of our own core branded products. Our inability to successfully develop, launch, market and promote our own core branded products or any enhancements to our products which we may develop, would have a material adverse effect on our business and results of operations.

Two distributors account for substantially all of our recent sales, and if we are unable to collect our accounts receivable from these distributors, or if these distributors are unable or unwilling to purchase our products, our operating results and financial condition will be adversely affected.

We currently sell our products primarily through two distributors, MHP and Cenegenics, and credit risk is concentrated among these distributors. The accounts receivable balances for MHP and Cenegenics at September 30, 2014, were $53 thousand and $1,288 thousand, respectively. For the nine months ended September 30, 2014, net sales for our products was only $3.3 million (of which 37% was attributable to MHP and 63% was attributable to Cenegenics) and for the year ended December 31, 2013, net sales for our products was only $3.3 million, which only included sales to MHP.  We cannot predict the amount of sales to Cenegenics or MHP in the fourth quarter of 2014, as we seek to restructure our commercial strategy and position our own core branded products, to be launched in 2015.

During the latter half of the third quarter of 2014, Cenegenics advised us that, notwithstanding the terms of its distribution agreement with us, it does not intend to pay us for private-labeled products that we had manufactured for Cenegenics until it sells such products to its customers. We are taking action against Cenegenics to enforce the terms of the agreement. Specifically, on October 10, 2014, pursuant to the terms of the distribution agreement, we filed a request for arbitration before the International Chamber of Commerce against Cenegenics asserting various causes of action, including breach of contract. The request seeks payment from Cenegenics of approximately $2.72 million, consisting of unpaid invoices for product shipped and received and for unpaid inventory that was produced for Cenegenics pursuant to the distribution agreement but not yet shipped, as well as related costs and expenses. During the three months ended September 30, 2014, we recorded charges of $92 to write down unsold inventories that were specially formulated for Cenegenics and an allowance for doubtful accounts of $390 against existing accounts receivable balance of Cenegenics. If we are unable to collect our outstanding accounts receivable from either of these distributors, or if these distributors are unable or unwilling to purchase our products, our operating results and financial condition will be adversely affected.

There is no assurance that we will be able to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of September 30, 2014 have been prepared under the assumptions that we will continue as a going concern for the next twelve months. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We plan to continue to provide for our capital requirements by issuing additional equity. No assurance can be given that additional capital will be available when required or on terms acceptable to us. We also cannot give assurance that we will achieve sufficient revenues in the future to achieve profitability and cash flow positive operations. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or to generate positive operating results. If adequate funds are not available to us when we need it, we may need to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern and hinder our ability to obtain future financing.

As of the filing date of this Form 10-Q, management believes that there may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months. These facts raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, we are evaluating various alternatives, including reducing operating expenses and personnel costs, securing additional financing for future business activities and other strategic alternatives. There can be no assurance that the Company will be able to generate the level of operating revenues in its business plan, or if additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, our future operating prospects may be adversely affected.

We have a history of losses and cash flow deficits, and we expect to continue to operate at a loss and to have negative cash flow for the foreseeable future, which could cause the price of our stock to decline.

We have incurred net losses since our inception. At September 30, 2014, we had cumulative net losses of approximately $17.5 million. We also had negative cash flow from start-up activities. Historically, we have funded our operations from the proceeds from the sale of equity securities, and to a lesser extent, internally generated funds. Our growth strategy is to implement our strategic business plan, which is likely to result in additional losses and negative cash flow for the foreseeable future. We cannot give assurances that we will ever become profitable.

We will need to raise additional funds in the future to grow our business, which funds may not be available on acceptable terms or at all. If we are unable to raise funds as needed, we may not be able to maintain or expand our business.

We require substantial funds for operating expenses, for research and development activities, to establish manufacturing capability, to develop consumer marketing and retail selling capability, and to cover public company costs. We expect that we will need to seek additional funding through public or private financing or through collaborative arrangements with strategic partners in the fourth quarter of 2014.

The extent of our capital needs will depend on numerous factors, including (i) our profitability, (ii) the release of competitive products, (iii) the level of investment in research and development, (iv) the amount of our capital expenditures, (v) the amount of our working capital including collections on accounts receivable, (vi) the sales, marketing and distribution investment needed to develop and launch our own core branded products and (vii) cash generated by sales of those products. We cannot assure you that we will be able to obtain capital in the future to meet our needs. If we cannot obtain additional funding, we may be required to limit our marketing efforts, decrease or eliminate capital expenditures or cease all or a portion of our operations, including any research and development activities.

We cannot be certain that additional capital will be available on favorable terms, if at all. In addition, any available additional financing may not be adequate to meet our goals. Any equity financing would result in dilution to stockholders.

Our common stock may be delisted from the Nasdaq Capital Market if we cannot satisfy its continued listing requirements.

Among the conditions required for continued listing on the Nasdaq Capital Market is that we maintain at least $2.5 million in stockholders’ equity. There can be no assurance that our stockholders’ equity will remain above Nasdaq’s $2.5 million minimum. If we fail to timely comply with the stockholders’ equity requirement, our stock may be delisted. In addition, even if we demonstrate compliance with the stockholders’ equity requirement, we will need to continue to meet other objective and subjective listing requirements to continue to be listed on the Nasdaq Capital Market. Delisting from the Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from the Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from the Nasdaq Capital Market, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

If the Nasdaq Capital Market delists our shares of common stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our shares;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our shares;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

A failure of our internal control over financial reporting could materially impact our business or share price.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, internal control over financial reporting may not prevent or detect misstatements. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation or adversely affect the market price of our common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6.  Exhibits.

No.	Description
10.1

First Amended and Restated Exclusive Supply Agreement between the Company and Deutsches Institut fur

Lebensmitteltechnik e.V. - the German Institute for Food Technologies, dated July 18, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 24, 2014)

10.2	Revolving Note and Security Agreement between the Company and City National Bank, as amended.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MYOS CORPORATION

Date: November 13, 2014	By:	/s/ Joseph C. DosSantos
Name: Joseph C. DosSantos
Title: Chief Financial Officer

