Form 10-K
period 2014-12-31
MYOS Corp
filed 2015-03-27
CIK 1402479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Securities registered under Section 12(b) of the Exchange Act: Common Stock, $0.001 par value (Title of class)

Securities registered under Section 12(g) of the Exchange Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common shares on June 30, 2014, as reported on the Nasdaq Capital Market, was approximately $35.8 million.

As of March 23, 2015, there were 3,103,300 shares of the registrant’s common stock outstanding.

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

We caution readers that a variety of factors could cause actual results to differ materially from anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

●	our ability to market and generate sales of our products;

●	our ability to adequately protect our intellectual property;

●	our ability to develop and introduce new products;

●	projected future sales, profitability and other financial metrics;

●	our ability to attract and retain key members of our management team;

●	our ability to collect our accounts receivable from our distributors;

●	our reliance on third-party processors;

●	shortages in the supply of, or increases in the prices of, raw materials or shelf life limits on ingredients or finished product;

●	our ability to conduct research and development activities and the success of such activities;

●	our ability to obtain governmental approvals and comply with governmental regulations;

●	future financing plans;

●	anticipated needs for working capital;

●	anticipated trends in our industry; and

●	competition existing today or that will likely arise in the future.

Although management believes the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

PART I

Item 1.	Business.

Overview

We are an emerging bionutrition and biotherapeutics company focused on the discovery, development and commercialization of products that improve muscle health and function essential to the management of sarcopenia, cachexia and degenerative muscle diseases, and as an adjunct to the treatment of obesity. As used in this report, the “Company”, “MYOS”, “our”, or “we” refer to MYOS Corporation, its predecessor, Atlas Therapeutics Corporation, and its wholly-owned subsidiary, unless the context indicates otherwise.

We were incorporated under the laws of the State of Nevada on April 11, 2007. Prior to February 2011, we did not have any operations and did not generate revenues. On February 25, 2011, we and Peak Wellness, Inc., or Peak, entered into an intellectual property purchase agreement pursuant to which our subsidiary purchased from Peak the intellectual property pertaining to Fortetropin®, a dietary supplement that has been shown in clinical studies to temporarily decrease the levels of serum myostatin, including a proprietary formulation known as MYO-T12, certain trademarks, trade secrets, patent applications and certain domain names. In exchange for the assets, we paid Peak $1,150,000 (of which $450,000 was paid in cash and $700,000 via the issuance of a promissory note) and issued 140,480 shares of common stock to Peak. On February 22, 2012, we paid the promissory note in full from the proceeds of a private placement that closed in February 2012.

Since acquiring the assets from Peak, our principal business activities have been to: (i) deepen our scientific understanding of the activity of Fortetropin, which refers to a proprietary proteo-lipid composite derived from fertilized eggs of specific chicken species processed using a patented methodology which preserves the bioactivity of the constituent proteins and lipids, specifically as a natural, reversible, temporary modulator of the regulatory peptide myostatin, and to leverage this knowledge to strengthen and build our intellectual property; (ii) conduct research and development activities to evaluate myostatin modulation in a range of both wellness and disease states; (iii) identify other products and technologies which may broaden our portfolio and define a business development strategy to protect, enhance and accelerate the growth of our products; (iv) reduce the cost of manufacturing through process improvement; (v) identify contract manufacturing resources that can fully meet our future growth requirements; (vi) develop a differentiated and advantaged consumer positioning, brand name and iconography; and, (vii) create a sales and marketing capability through alliances to maximize near-term and future revenues. We believe that existing wellness and therapeutic targets, such as myostatin, represent a rational entry point for additional drug discovery efforts and are evaluating a separate, concurrent objective in this area.

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

General

Following the acquisition of Fortetropin on February 25, 2011, we have been focusing on the discovery, development, and commercialization of nutritional supplements, functional foods, therapeutic products, and other technologies aimed at improving the health and performance of muscle tissue. We currently have two marketed products: MYO-T12, a clinically proven myostatin inhibitor, which is distributed by Maximum Human Performance, or MHP, principally in the United States under the brand name MYO-X® to specialty retail and other outlets; and, Cenegenics Muscle Formula, a private-label product distributed by Cenegenics Product and Lab Services, LLC, or Cenegenics, within their age management network. Our officers, directors and members of our Scientific Advisory Board, including Dr. Robert Hariri, Dr. Craig Venter, Dr. Louis Aronne, Dr. Sol Barer, Dr. Caroline Apovian and Dr. Robert Ashton, have significant research and development experience. While Fortetropin is our first proprietary ingredient, we plan to discover, develop, formulate and/or acquire additional products in the future.

We are developing nutritional and therapeutic products aimed at maintaining and improving the health and performance of muscle tissue. One current target of research which we are actively evaluating is the inhibition of myostatin. Our research is focused on developing strategies and therapeutic interventions to address muscle related conditions including sarcopenia, cachexia, and inherited and acquired muscle diseases as described in more detail below.

●	Sarcopenia is a degenerative process characterized by the progressive loss of muscle mass with advancing age. The loss of muscle affects all individuals regardless of ethnicity or gender although the rate and degree of muscle loss varies between individuals and is affected by many factors. Those individuals who have lost significant amounts of muscle mass and strength often require assistance for accomplishing daily living activities, which has a significant economic burden on a nation’s healthcare system and impacts the overall economy. In addition to the many direct costs, sarcopenia adversely affects the overall quality of life.

●	Cachexia is a syndrome that occurs in many diseases such as cancer, chronic heart failure, chronic kidney failure and AIDS. It is characterized by a loss of body weight as a consequence of pathological changes in different metabolic pathways, with the loss of muscle mass as the core component of the syndrome. Cachexia leads to a poor quality of life and increased mortality. As skeletal muscle is diminished, individuals experience a reduced ability to move, a loss of strength, and an increase in conditions associated with immobility such as thrombosis, pneumonia, respiratory failure and ultimately death. Weight loss is an important prognosticator in cancer therapy with the greater the weight loss the shorter the survival time. Weight loss in cancer patients due to cachexia arises from the loss of both adipose tissue and skeletal muscle.

●	Inherited and acquired muscle diseases, such as muscular dystrophy and muscle dysfunction that occur as a consequence of denervation such as seen in amyotrophic lateral sclerosis (ALS), are conditions marked by the progressive deterioration of muscle tissue that results in weakness and impairs normal function. These diseases are typified by difficulty with walking, balance, and coordination with many such diseases affecting speech, swallowing, and breathing. There are currently no cures for degenerative muscle diseases outside of palliative care.

Myostatin

Myostatin, which is a natural regulatory protein, plays a central role in skeletal muscle health. Interest in myostatin continues to grow within the medical community. Research on animals and humans with genetic deficiency for producing myostatin have shown an increased muscle mass, suggesting that myostatin is responsible for down-regulating muscle growth and development. In addition, myostatin increases with age, inhibiting muscle growth and contributing to muscle atrophy in the elderly.

A 1997 article in the journal Nature first described the discovery of a novel member of the transforming growth factor-β (TGF-β) superfamily of growth and differentiation factors. This factor was expressed specifically in adult skeletal muscle and referred to as growth/differentiation factor-8 (GDF-8) (McPherron et al., 1997). The researchers created “knockout” mice, whereby they disrupted the expression of GDF-8 throughout the organism, with the resulting mice showing a large and widespread increase in skeletal muscle mass. Individual muscles of mutant animals weighted 2-3 times more than those of wild-type animals, with the increase a result of both muscle cell hypertrophy and hyperplasia. The newly created mice were subsequently named “mighty mice”. Based on the phenotype, the researchers dubbed the newly discovered protein myostatin.

This work suggests myostatin exerts an effect on both muscle hypertrophy and hyperplasia, as myostatin knock-out “mighty mice” were shown to have an increase in both the number of muscle fibers and in fiber sizes. Hypertrophy refers to the enlargement of a tissue or organ due to the enlargement of its component cells. In contrast, hyperplasia refers to an increase in the number of cells or a proliferation of cells. Both of these processes can lead to enlargement of an organ.

Skeletal muscle is the primary producer of myostatin, where it is secreted into the blood stream and acts as a negative regulator of muscle differentiation and growth. The protein begins as a 375 amino acid dimer that is cleaved by proteases to a 109 amino acid active domain. The active form of the protein binds to activin type II receptors, ActRIIA and ActRIIB (Lee et al., 2001). Binding to the receptors initiates a signaling cascade that results in an increase in protein breakdown and subsequent inhibition of protein synthesis.

In 2005, Dr. Carlon M. Colker, M.D., FACN, the inventor of MYO-T12, discovered that follistatin, a natural substance known to inhibit myostatin, is found in significant levels in standard fertilized chicken eggs. The follistatin is mostly contained in the vitelline (yolk) membrane, and is released into the yolk to promote early embryo development and growth, with its expression terminated after a few days. This discovery was presented by Dr. Colker at the 2006 Annual Meeting of the American College of Nutrition.

Clinical Research to Evaluate Effects of Fortetropin

In March 2013, we completed a human clinical trial which confirmed the beneficial effects of Fortetropin in suppressing free serum myostatin levels. In this double blind, randomized placebo controlled, parallel, single dose study involving 12 healthy adult male subjects per arm, test subjects in the active arm were administered a 6.6 gram dose of Fortetropin mixed with vanilla fat free/sugar free pudding. An equal amount of vanilla fat free/sugar free pudding alone was given to the placebo arm. Blood samples were collected at baseline (before dosing) and at 6, 12, 18, and 24 hours post dose intervals for measurement of myostatin blood concentration. Results demonstrated greater than 30% decrease in serum myostatin levels compared to baseline during the 24 hour period. No study related adverse events were reported during this study.

In another study at the University of Tampa, a double-blind, placebo controlled trial examined the effects of Fortetropin on skeletal muscle growth, lean body mass, strength, and power in recreationally trained individuals who rely heavily on satellite cell activation. Forty-five subjects were then divided into placebo, 6.6 gram and 19.8 gram dosing arms of Fortetropin daily for a period of 12 weeks. All exercise sessions were conducted and monitored by trained personnel. Standardized diets consisted of roughly 54% carbohydrates, 22% fat and 24% protein. There were no differences in total calories and macronutrients between groups. Dual emission X-ray absorptiometry was utilized to measure lean body mass and fat mass. Direct ultrasound measurements determined muscle thickness of the quadriceps.

Results demonstrated a statistically significant increase in both muscle thickness and lean body mass in subjects taking Fortetropin compared to a placebo. Strength and power endpoints, as measured by bench press, leg press and Wingate power, significantly increased from baseline in all study groups. Another important finding was a statistically significant decrease in fat mass in subjects in the 19.8 gram arm. This finding, which has potentially broad implications for metabolism and weight management, bears further investigation and studies are currently being planned. No study related adverse events were reported during the study.

# p<0.05 post measurement compared to pre  * p < 0.05 delta compared to placebo

We believe improving lean body mass should be a therapeutic objective in the management of aging and chronic illness and all individuals seeking optimal wellness. Fortetropin, the only clinically proven natural myostatin inhibitor available to increase muscle mass and lean body mass, provides us with a compelling product in the competitive marketplace. Further studies are planned to examine its role in the treatment of many disease states in various dosing regimens and delivery mechanisms.

Research and Development

As an early development-stage bionutritional and biotherapeutics company, we are dedicated to basic and clinical research that supports our existing and future product portfolio. We are focused on the following areas of research:

Basic Research

●	Biochemical characterization of Fortetropin
●	Cutting edge proteomic and lipidomic approaches
●	Identifying proteins, peptides, and lipids responsible for pro-myogenic activity
●	Novel biotherapeutics products
●	Computational design of novel peptide inhibitors of myostatin
●	Developing effective in-vitro assay(s) for rapid screening

●	Pro-myogenic activity of novel bioactive molecules and formulations
●	Developing in-vivo models
●	PK/PD studies to support dosing and formulation

Pre-Clinical Research

●	Synergistic effects of Fortetropin and testosterone on skeletal muscle and fat mass
●	Potential alternative to testosterone replacement therapy
●	Synergistic effects of Fortetropin and metformin
●	Adjunctive approach for management for obesity and type II diabetes
●	PK/PD studies of novel bioactive molecules with pro-myogenic activity

Clinical Research

●	Effect of Fortetropin on lean muscle mass, strength, and power
●	Effect of Fortetropin on blood chemistry and body mass index in healthy adults
●	Effect of Fortetropin on muscle function and recovery after orthopedic procedures
●	Effect of Fortetropin on blood chemistry and body mass index in aging adults

We expect our investment in research and development to continue to grow in the future.

We have launched our internal research and development efforts through construction of a laboratory, located within our current leased space, led by Dr. Neerav Padliya. Our research program is actively evaluating the many active proteins, lipids and peptides in Fortetropin. In addition, we believe the research performed in this laboratory will establish a basis for the continued submission of patent applications to help protect our intellectual property. We are dedicated to protecting our innovative technology.

Clinical and Basic Research Programs

We invest in research and development activities externally through academic and industry collaborations aimed at enhancing our products, optimizing manufacturing and broadening the product portfolio. We have developed the following collaborations with various academic centers:

●	In September 2013, we entered into a clinical study agreement with Hackensack University Medical Center to conduct a clinical study to determine the effects of Fortetropin on blood chemistries and body mass index in healthy adult women. The study is expected to be completed in 2015.

●	In May 2014, we entered into a three-year master service agreement with Rutgers University. The initial phase under the agreement was to develop cell-based assays for high-throughput screening studies of next generation myostatin inhibitors. We believe the assays developed will enable us to elucidate the specific molecules in Fortetropin that impart activity as it relates to the development of muscle tissue. Additionally, we have initiated the second phase of the agreement to develop a secondary assay for measuring myostatin activity using a genetically engineered muscle cell line that will fluoresce in the presence of myostatin. The project is expected to be completed in 2015.

●	In May 2014, we entered into an agreement with the University of Tampa to study the effects of Fortetropin supplementation in conjunction with modest resistance training in average men. The study was a double-blind, placebo-controlled trial which examined the effects of Fortetropin on skeletal muscle growth, lean body mass, strength, and power in recreationally trained males. Forty-five subjects were divided into placebo, 6.6g and 19.8g dosing arms of Fortetropin daily for a period of 12 weeks. Results demonstrated a statistically significant increase in both muscle thickness and lean body mass in subjects taking Fortetropin compared to placebo. Additionally, a statistically significant decrease in fat mass in subjects in the 19.8 g arm was noted. The clinical study also analyzed blood myostatin, follistatin and cytokines levels via high-sensitivity enzyme-linked immunosorbent assay (“ELISA”) based spectrophotometric. Serum was analyzed for a plethora of relative cytokine levels via high-sensitivity enhanced chemiluminescent-based methods. The Interferon-Gamma (“IFN-γ”) inflammatory cytokine protocol screening showed no statistically significant changes in serum levels of IFN-γ for subjects in the placebo group. However, subjects in both Fortetropin daily dosing arms experienced statistically significant decreases (p < 0.05) in serum levels of the IFN-γ inflammatory cytokine. IFN-γ is recognized as a signature pro-inflammatory cytokine protein that plays a central role in inflammation and autoimmune diseases. Excess levels of inflammatory cytokines are associated with muscle-wasting diseases such as sarcopenia and cachexia. The lipid serum safety protocol demonstrated that daily use of Fortetropin at recommended and three times the recommended dose had no adverse lipid effect and did not adversely affect cholesterol, HDL or triglyceride levels. Data from the study was presented at the American College of Nutrition’s 55th annual conference. A separate mechanism of action study at the University of Tampa demonstrated that in addition to reducing serum myostatin levels, Fortetropin showed activity in mTOR and Ubiquitin pathways, two other crucial signaling pathways in the growth and maintenance of healthy muscle. Specifically, the preclinical data showed that Fortetropin up-regulates the mTOR regulatory pathway. The mTOR pathway is responsible for production of a protein kinase related to cell growth and proliferation that increases skeletal muscle mass. Up-regulation of the mTOR pathway is important in preventing muscle atrophy. We believe Fortetropin's ability to affect the mTOR pathway may have a significant impact in treating patients suffering from degenerative muscle diseases and suggests that Fortetropin-based products may help slow muscle loss secondary to immobility and denervation. The preclinical data also demonstrated that Fortetropin acts to reduce the synthesis of proteins in the Ubiquitin pathway, a highly selective, tightly regulated system that serves to activate muscle breakdown. Over-production in the Ubiquitin pathway is responsible for muscle degradation. We believe Fortetropin's ability to regulate production in the Ubiquitin pathway may have significant implications for repairing age-related muscle loss and for patients suffering from chronic diseases causing cachexia.

●	In August 2014, we entered into a research agreement with Human Metabolome Technologies America, Inc., to apply their proprietary, state-of-the-art capillary electrophoresis-mass spectrometry (CE-MS) technologies to characterize the metabolomic profiles of plasma samples obtained from healthy male subjects who used either Fortetropin or placebo with the goal of identifying metabolites with pro-myogenic activity in the plasma samples of subjects who took Fortetropin as well as examining the effect on glucose and fat metabolism. HMT used a metabolite database of over 290 lipids and over 900 metabolites to identify potential plasma biomarkers of muscle growth. The study was completed during the fourth quarter of 2014. Initial data from this study indicated that subjects who received Fortetropin displayed differential metabolomic profiles relative to subjects who received placebo. We are evaluating the results of this study and anticipate that the results will enhance our understanding of the mechanism of action of Fortetropin and provide guidance for the development of biotherapeutics based on Fortetropin. Additionally, the early indications of plasma biomarkers may guide future study design for Fortetropin clinical trials by identifying clinically-relevant endpoints and potential stratification of patient populations.

The foregoing agreements are an integral part of our business strategy and we believe they will provide a clear scientific rationale for Fortetropin's role as a nutritional product and support its use in different medical and health applications in the future.

We are also building a small molecule and biologics discovery program aimed at regulators of myostatin synthesis and activation and the different pathways that act upon muscle development. In July 2014, we entered into a research and development agreement with Cloud Pharmaceuticals, Inc., (“Cloud”), to discover product candidates related to the inhibition of targets in the myostatin regulatory pathway as well as inflammatory mediators associated with sarcopenia and cachexia. Cloud utilizes cloud computing technology to initiate and design small molecule drug candidates based on their Inverse Design proprietary cheminformatics tool. The research will focus on the development of product candidates related to Janus Kinase 3 (“JAK3”) inhibition and regulators in the myostatin pathway.

We intend to pursue additional clinical studies and medical research to support differentiated and advantaged marketing claims, to build and enhance our competitive insulation via strategically based additional intellectual property, to develop product improvements and new products in consumer preferred dosage forms, to enhance overall marketing, to establish a scientific foundation for therapeutic applications for our technology, and to pursue best in class personnel.

Market Overview

The total U.S. retail market for nutritional supplements was over $11.5 billion in 2012 and is growing. We believe our proprietary ingredient, Fortetropin, which is the only clinically proven natural supplement available in the market that temporarily reduces free serum myostatin level, is well-positioned to market to a wide base of consumers looking for nutritional and performance maximization as well as for wellness and maintenance products as they age. We hope to capture the first mover advantage in this supplement category. Additionally, the medical community has increased its focus on muscle health, specifically focusing on the aging U.S. population that can benefit most from myostatin modulation. We believe persons suffering from sarcopenia, a muscle loss condition due to aging, and cachexia, a syndrome characterized by loss of body weight in many diseases such as cancer, may also benefit from Fortetropin as muscle loss can be slowed by a reduction of myostatin in the body.

We believe the combination of the foregoing marketplace characteristics, combined with the experience of our directors and our management team and our current and future products, will enable our business model to succeed.

Strategy

Our strategy is to understand the complex genetic and molecular pathways regulating muscle mass and function as well as other disease mechanisms. Understanding the impact of complex regulatory pathways which act to build and maintain healthy lean muscle is central to our biotherapeutic research. This research is the foundation of our bionutritional product development. We are developing nutritional products that target specific mechanisms to promote health in ways that cannot be met by other treatments, diets or lifestyle changes.

We will seek to gain market share for our core branded products in sports nutrition, age and wellness and bariatric/medical markets by (i) formulating and developing new and complementary product lines, (ii) expanding U.S. distribution by increasing the channels of sale, (iii) expanding distribution geography beyond the U.S. and expanding our markets and (iv) seeking strategic relationships with other distributors. Our strategy is to utilize the revenue and awareness generated by the sales and marketing of Fortetropin to further advance our research and development of nutritional and therapeutic treatments for muscular-related conditions, including sarcopenia.

Marketing, Sales and Distribution

Our commercial focus is to leverage our clinical data to develop proprietary products including direct-to-consumer branded products using multiple product delivery formats to target the large, but currently underserved, markets focused on muscle health. Our first commercial product, MYO-T12, is sold in the sports nutrition market through an agreement with MHP, a company engaged in the development, marketing and distribution of nutritional and other supplemental products for consumer use. MHP distributes MYO-T12 principally in the U.S. under the brand name MYO-X®. MYO-X is currently available on popular retailer websites and in specialty retailers. In February 2014, we expanded our commercial operations into the age management market through an agreement with Cenegenics. Under the distribution agreement, Cenegenics agreed to exclusively distribute and promote a proprietary formulation of Fortetropin through its age management centers in the U.S. and its community of physicians focused on treating a growing population of patients focused on proactively addressing age-related health and wellness concerns. See Item 3, Legal Proceedings and Risk Factors - “Two distributors account for substantially all of our recent sales, and if we are unable to collect the accounts receivable from our distributors, or if our distributors are unable or unwilling to purchase our products and we are unable to secure alternative customers, our operating results and financial condition will be adversely affected” for additional information regarding our relationship with our distributors.

While we may continue to sell our products through distributors, we expect to continue developing our own core branded products, which we anticipate launching at the end of the first quarter of 2015, and to pursue additional markets such as medical foods and international opportunities. Our direct-to-consumer portfolio of branded products will feature a line of muscle health bars, meal replacement shakes and daily supplement powders each powered by a full 6.6 gram single serving of Fortetropin. Initially, our branded products will be sold through online ecommerce and marketed through targeted digital direct advertising, which we anticipate will support future expansion into retail channels. The growing awareness of the potential therapeutic uses of myostatin inhibition supports continued development of our own core products. We remain committed to continuing our focus on various clinical trials in support of our marketing claims as well as to enhance our intellectual property, to develop product improvements and new products, and to reduce the cost of our products by finding more efficient manufacturing processes and contract manufacturers.

Intellectual Property

We have adopted a comprehensive intellectual property strategy, the implementation of which is ongoing. We are focusing our efforts on ensuring our current commercial products and processes, and those currently under development, are being protected to the maximum extent possible. We are in the process of filing multiple patent applications in the United States and abroad, and we are currently prosecuting pending patent applications in the United States, all of which are directed towards our compositions and methods of manufacturing the same. In addition to a proactive protection strategy, we are conducting defensive diligence to ensure our products and processes do not encroach upon the rights of third parties. Moreover, we are also engaged in a survey of the intellectual property owned by potential competitors, and are devising a proactive path to stay ahead of such potential competitors.

In August 2014, the U.S. Patent and Trademark Office, or USPTO, issued U.S. Patent No. 8,815,320 B2 to us covering our proprietary methods of manufacturing Fortetropin. The patent entitled “Process for Producing a Composition Containing Active Follistatin,” provides intellectual property protection for making Fortetropin, the key ingredient in our core commercial muscle health products, and carries a patent term through early 2033. Additionally, we are currently prosecuting a core patent application covering the basic science on which our business was built, which application is currently undergoing examination at the USPTO, and has a priority date of May 18, 2006. The scope of this application covers the various applications of avian follistatin products and the benefits thereof. In particular, this application is focused on the composition currently in our commercially sold Fortetropin-powered products, including MYO-X and MYO-T12, and the known benefits thereof. We intend to file as many applications as possible as continuation/divisional/continuation-in-part applications. Several additional pending patent applications that we are pursuing include:

●	Genetically modified microorganisms - covering the utilization of yeast, algae or other microorganisms to grow desired proteins/molecules to create our core line of products.

●	Method of obtaining effective amounts of avian follistatin - covering a method of controlling the amount of avian follistatin and the concentrations thereof within a product by extracting the proteins from various parts of fertilized and unfertilized avian eggs.

●	Methods of treating degenerative muscle disease – covering methods of treating various degenerative muscle diseases, such as sarcopenia, with avian egg-based products and the compositions thereof.

●	Methods and products for increasing muscle mass – covering various combinations of proteins, lipids and other molecules, which are active in the natural form of our core commercial products, which may be combined in advantageous amounts to yield improved products and methods for increasing muscle mass.

●	Egg-based product having hydroxymethylbutyrate, or HMB, for the treatment of degenerative muscle disease – covering a line of products combining avian egg-based products with HMB for improved treatment of degenerative muscle diseases and the methods of treating the same.

●	Egg-based product having leucine for treatment of degenerative muscle disease - covering a line of products combining avian egg-based products with leucine for improved treatment of degenerative muscle diseases and the methods of treating the same.

●	Methods of treatment of degenerative muscle disease using egg-based products and testosterone replacement therapy – covering methods of treating degenerative muscle disease in combination with testosterone replacement therapy for improved results.

●	Methods of combating cellulite – covering methods of treating cellulite using avian egg-based products and the compositions thereof.

●	Liquid avian egg-based products – covering avian egg-based products in liquid phase for ease of consumption and portability.

In addition to patent protection, we are also engaged in protecting our brands, including corporate brands and product brands, and have sought trademark registrations in the United States for the same. We are in the process of implementing a clearance strategy for new brands we intend to launch, to ensure any risk of encroaching on the rights of third parties is minimized.

We regard our trademarks and other proprietary rights as valuable assets and believe that protecting our key trademarks is crucial to our business strategy of building strong brand name recognition. These trademarks are crucial elements of our business, and have significant value in the marketing of our products. Federally registered trademarks have a perpetual life, provided that they are maintained and renewed on a timely basis and used correctly as trademarks, subject to the rights of third parties to attempt to cancel a trademark if priority is claimed or there is confusion of usage. We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by third parties in the United States. Much of our ongoing work, including our research and development, is kept highly confidential. As such, we are in the process of adopting corporate confidentiality policies that comply with the Uniform Trade Secrets Act to protect some of our most valuable intellectual property assets.

Regulatory Environment

The importing, manufacturing, processing, formulating, packaging, labeling, distributing, selling and advertising of our current and future products may be subject to regulation by one or more federal or state agencies. The Food and Drug Administration, or the FDA, has primary jurisdiction over our products pursuant to the Federal Food, Drug and Cosmetic Act, as amended by the Dietary Supplement and Health Education Act, or the FDCA, and the regulations promulgated thereunder. The FDCA provides the regulatory framework for the safety and labeling of dietary supplements, foods and medical foods. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements. In addition, the Animal Plant Health and Inspection Service, or APHIS, regulates the importation of our primary product from Germany. The Federal Trade Commission, or the FTC, and the FDA share jurisdiction over the promotion and advertising of dietary supplements. Pursuant to a memorandum of understanding between the two agencies, the FDA has primary jurisdiction over claims that appear on product labels and labeling and the FTC has primary jurisdiction of product advertising.

The term “medical foods” does not pertain to all foods fed to sick patients. Medical foods are prescription foods specially formulated and intended for the dietary management of a disease that has distinctive nutritional needs that cannot be met by normal diet alone. They were defined in the FDA’s 1988 Orphan Drug Act Amendments and are subject to the general food safety and labeling requirements of the FDCA but are exempt from the labeling requirements for health claims and nutrient content claims under the Nutrition Labeling and Education Act of 1990. Medical foods are distinct from the broader category of foods for special dietary use and from traditional foods that bear a health claim. In order to be considered a medical food, a product must, at a minimum, be a specially formulated and processed product (as opposed to a naturally occurring food in its natural state) for oral ingestion or tube feeding (nasogastric tube), be labeled for the dietary management of a specific medical disorder, disease or condition for which there are distinctive nutritional requirements and be intended to be used under medical supervision.

Compliance with applicable federal, state, and local laws and regulations is a critical part of our business. We endeavor to comply with all applicable laws and regulations. However, as with any regulated industry, the laws and regulations are subject to interpretation and there can be no assurances that a government agency would necessarily agree with our interpretation of the governing laws and regulations. Moreover, we are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. These regulations could, however, require the reformulation of our products to meet new standards, market withdrawal or discontinuation of certain products not able to be reformulated. The risk of a product recall exists within the industry although we endeavor to minimize the risk of recalls by distributing products that are not adulterated or misbranded. However, the decision to initiate a recall is often made for business reasons in order to avoid confrontation with FDA.

Our products are required to be prepared in compliance with the FDA’s Good Manufacturing Practices, or GMPs, for dietary supplements. Fortetropin, the active ingredient in our products, must be imported into the United States in conformance with APHIS’s requirements for egg products. Other statutory obligations include reporting all serious adverse events on a Medwatch Form 3500A. To date, we have not filed a Medwatch Form 3500A with the FDA nor have we been placed on notice regarding any serious adverse events related to any of our products. Since eggs are considered a major food allergen under the Food Allergen Labeling and Consumer Protection Act of 2004, we are required to label all our products containing Fortetropin to note that they contain egg product.

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

In March 2009, the General Accounting Office, or GAO, issued a report that made four recommendations to enhance the FDA’s oversight of dietary supplements. The GAO recommended that the Secretary of the Department of Health and Human Services direct the Commissioner of the FDA to: (i) request authority to require dietary supplement companies to identify themselves as a dietary supplement company and update this information annually, provide a list of all dietary supplement products they sell and a copy of the labels and update this information annually, and report all adverse events related to dietary supplements, not just serious adverse events; (ii) issue guidance to clarify when an ingredient is considered a new dietary ingredient, the evidence needed to document the safety of new dietary ingredients, and appropriate methods for establishing ingredient identity; (iii) provide guidance to industry to clarify when products should be marketed as either dietary supplements or conventional foods formulated with added dietary ingredients; and (iv) coordinate with stakeholder groups involved in consumer outreach to identify additional mechanisms for educating consumers about the safety, efficacy, and labeling of dietary supplements, implement these mechanisms, and assess their effectiveness. These recommendations could lead to increased regulation by the FDA or future legislation concerning dietary supplements.

In addition, medical foods must comply with all applicable requirements for the manufacture of foods, including food Current Good Manufacturing Practices (“cGMP”), registration of food facility requirements and, if applicable, FDA regulations for low acid canned food and emergency permit controls. The FDA considers the statutory definition of medical foods to narrowly constrain the types of products that fit within this category of food. The FDA inspects medical food manufacturers annually to assure the safety and integrity of the products. Failure of our contract manufacturers to comply with applicable requirements could lead to sanctions that could adversely affect our business.

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

Manufacturing; Raw Materials and Suppliers

We are committed to producing and selling highly efficacious products that are trusted for their quality and safety. To date, our products have been outsourced to third party manufacturers where the products are manufactured in full compliance with the current good manufacturing practice, or cGMP, standards set by the U.S. Food and Drug Administration, or FDA. We believe these arrangements provide us with an advantage in our margins, improves our return on assets, and allows us to invest in building consumer awareness and conducting research and clinical trials. All of the raw materials for our current products are currently sourced from third-party suppliers. Any shortages in our raw materials could result in materially higher raw material prices and adversely affect our ability to source our product. Since the beginning of 2012, we have been focusing on the efficiency and economics of manufacturing Fortetropin. Our management has examined the production cost and is working to achieve cost savings in production.

We currently have one third-party manufacturer of Fortetropin. We have an agreement in place with our Fortetropin manufacturer, which is designed to support our growth and ensure consistence in production and quality. Our Fortetropin manufacturer purchases all needed raw materials from suppliers and coordinates any additional production steps with third-parties. In 2014, we qualified a second source Fortetropin manufacturer. Fortetropin manufactured by this second manufacturer has met our quality criteria for finished product. We are working on a plan with the second source manufacturer to manufacture commercial quantities of Fortetropin. We have multiple vendors for blending, packaging and labeling our products.

Competition

Given the large patient populations that could potentially benefit from treatments targeted at myostatin, a number of pharmaceutical companies are currently developing various types of myostatin inhibitors. Eli Lilly and Co., Novartis AG, Pfizer Inc., Regeneron Pharmaceuticals Inc. and Milo Biotechnology are among the companies that we are aware of that are testing new compounds in the field of myostatin inhibition. In bionutrition, the market for dietary supplements is highly competitive. Competition is based primarily on price, quality, customer service, marketing and product effectiveness. Our competition includes numerous nutritional supplement companies that are highly fragmented in terms of geographic market coverage, distribution channels and product categories. In addition, large pharmaceutical companies and packaged food and beverage companies compete with us in the nutritional supplement market. These companies and certain nutritional supplement companies have broader product lines and/or larger sales volumes than us and have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities. Other companies are able to compete more effectively due to a greater extent of vertical integration. Private label products of our competitors, which in recent years have significantly increased in certain nutrition categories, compete directly with our products. In several product categories, private label items are the market share leaders. Increased competition from such companies, including private label pressures, could have a material adverse effect on our results of operations and financial condition. Many companies within our industry are privately-held and therefore, we are unable to assess the size of all of our competitors or where we rank in comparison to such privately-held competitors with respect to sales.

Insurance

We maintain commercial liability, including product liability coverage, and property insurance. Our policy provides for a general liability of $5.0 million per occurrence, and $10.0 million annual aggregate coverage. We carry property coverage on our main office facility to cover our legal liability, tenant’s improvements, business property, and inventory. We maintain product liability insurance with an aggregate cap on retained loss of $10.0 million.

Employees

We currently have nine full-time employees (including three executive officers). We also employ three consultants. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

We are an emerging company and have a limited operating history. Our future prospects should be considered in light of the risks and uncertainties experienced by early stage companies in evolving markets such as the market for our current and future products, if any, in the United States. We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

●	build a strong and compelling consumer brand;

●	adequately protect and build our intellectual property;

●	develop new products;

●	conduct successful research and development activities;

●	increase awareness of our products and develop customer loyalty;

●	respond to competitive market conditions;

●	respond to requirements and changes in our regulatory environment;

●	maintain effective control of our costs and expenses;

●	availability of sufficient capital resources to adequately promote and market our products; and

●	attract, retain and motivate qualified personnel.

If we are unable to address any or all of the foregoing risks, our business may be materially and adversely affected.

If we are unable to successfully launch our own core branded products, our business and results of operations would be adversely affected.

We have two commercial products: MYO-T12, which is branded under the MYO-X name, and distributed by Maximum Human Performance, or MHP, and Cenegenics Muscle Formula, which is a private-label product distributed by Cenegenics Product and Lab Services, LLC, or Cenegenics. We are in the process of launching our own proprietary branded products using multiple delivery formats. We may fail to successfully develop, launch, market and/or promote our own core branded products. Successfully developing, launching, marketing and promoting products is a complex and uncertain process, dependent on the efforts of management, outside consultants and general economic conditions, among other things. Any factors that adversely impact the development, launch, marketing or promotion of our products including, but not limited to, competition, acceptance in the marketplace, or delays related to production and distribution or regulatory issues, will likely have a negative impact on our cash flow and operating results. The commercial success of our products also depends upon:

●	the quality and acceptance of other competing brands and products;

●	creating effective distribution channels and brand awareness;

●	critical reviews;

●	the availability of alternatives;

●	general economic conditions;

●	availability of sufficient capital resources to adequately promote and market our products; and

●	other tangible and intangible factors.

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

Two distributors account for substantially all of our recent sales, and if we are unable to collect the accounts receivable from our distributors, or if our distributors are unable or unwilling to purchase our products and we are unable to secure alternative customers, our operating results and financial condition will be adversely affected.

We currently sell our products primarily through two distributors, MHP and Cenegenics, and credit risk is concentrated among these distributors. The accounts receivable balances for Cenegenics and MHP at December 31, 2014 were $982 thousand, net of an allowance of $390, and $0 respectively. For the year ended December 31, 2014, our net sales were $3.3 million, of which 63% was attributable to Cenegenics and 36% was attributable to MHP. For the year ended December 31, 2013, our net sales were $3.3 million, of which 100% was attributable to MHP.

On November 28, 2014, we entered into a settlement agreement with Cenegenics. Pursuant to the terms of the settlement agreement, we agreed to withdraw our October 10, 2014 request for arbitration before the International Chamber of Commerce and Cenegenics agreed to pay us $1.9 million by April 2016, including an aggregate of $300 thousand during the fourth quarter of 2014, and $100 thousand per month from January 2015 through April 2016. As of the date of this filing, Cenegenics has made all scheduled payments under the terms of the settlement agreement. The settlement resolves all of Cenegenic's outstanding obligations with respect to the units of product produced by the Company, including units produced but not yet delivered to Cenegenics.

If we are unable to collect the outstanding accounts receivable from our distributors, or if our distributors are unable or unwilling to purchase our products and we are unable to secure alternative customers, our operating results and financial condition will be adversely affected.

There may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months. These facts raise substantial doubt about the Company’s ability to continue as a going concern.

Our financial statements as of December 31, 2014 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We plan to continue to provide for our capital requirements by issuing additional equity. No assurance can be given that additional capital will be available when required or on terms acceptable to us. We also cannot give assurance that we will achieve sufficient revenues in the future to achieve profitability and cash flow positive operations. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or to generate positive operating results. If adequate funds are not available to us when we need it, we may need to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern and hinder our ability to obtain future financing.

As of the filing date of this Form 10-K, management believes that there may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months. These facts raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, we are evaluating various alternatives, including reducing operating expenses, securing additional financing for future business activities and other strategic alternatives. There can be no assurance that the Company will be able to generate the level of operating revenues in its business plan, or if additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, our future operating prospects may be adversely affected.

We have a history of losses and cash flow deficits, and we expect to continue to operate at a loss and to have negative cash flow for the foreseeable future, which could cause the price of our stock to decline.

At December 31, 2014, we had cumulative net losses from inception of approximately $18.4 million. We also had negative cash flow from operating activities. Historically, we have funded our operations from the proceeds from the sale of equity securities, and to a lesser extent, internally generated funds. Our strategic business plan is likely to result in additional losses and negative cash flow for the foreseeable future. We cannot give assurances that we will ever become profitable.

Our intangible assets, which represent a significant amount of our total assets, are subject to impairment testing and may result in impairment charges, which would adversely affect our results of operations and financial condition.

At December 31, 2014, our total assets were $7.4 million, of which $2.0 million, or approximately 27% represents intangible assets, net of accumulated amortization. Our intangible assets primarily relate to intellectual property pertaining to Fortetropin, including the MYO-T12 formula, trademarks, trade secrets, patent application and domain names acquired from Peak Wellness, Inc. in February 2011. The intellectual property asset was initially recorded as an indefinite-lived intangible asset and tested annually for impairment or more frequently if events or circumstances changed that could potentially reduce the fair value of the asset below its carrying value. Impairment testing requires the development of significant estimates and assumptions involving the determination of estimated net cash flows, selection of the appropriate discount rate to measure the risk inherent in future cash flow streams, assessment of an asset’s life cycle, competitive trends impacting the asset as well as other factors. The Company’s forecasted future results and related net cash flows contemplate the direct offering of product and successfully establishing future distributor relations among other factors. Changes in these underlying assumptions could significantly impact the asset’s estimated fair value.

In 2011, based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and projected revenues and (iii) assumptions similar to those that market participants would make in valuing the Company's intangible assets, management determined that the carrying values of the intellectual property asset exceeded its fair value. Accordingly, the Company recorded noncash impairment charges totaling $2.7 million and reduced the intellectual property asset to its fair value of $2.0 million. Management performed annual impairment tests in 2012 and 2013 and determined no further impairment existed. During the second quarter of 2014, management made an assessment and based on expansion into new markets and introduction of new formulas determined that the intellectual property had a finite useful life of ten (10) years and began amortizing the carrying value of the intellectual property asset over its estimated useful life. Management made a separate determination that no further impairment existed at that time. Based on two consecutive quarters of minimal revenues combined with our history of operating losses, we tested the intellectual property asset for impairment again in the fourth quarter of 2014 and determined that the asset value was recoverable and therefore, no impairment loss was recognized. Nevertheless, a significant amount of our total assets are subject to impairment testing and may result in impairment charges, which would adversely affect our results of operations and financial condition.

We will need to raise additional funds in the future to grow our business. If we are unable to raise funds as needed, we may not be able to maintain or expand our business.

We require substantial funds for operating expenses, for research and development activities, to establish manufacturing capability, to develop consumer marketing and retail selling capability, and to cover public company costs. We expect that we will need to seek additional funding through public or private financing or through collaborative arrangements with strategic partners in the second quarter of 2015 as we do not expect to have sufficient cash to operate past such date.

The extent of our capital needs will depend on numerous factors, including (i) our profitability, (ii) the release of competitive products, (iii) the level of investment in research and development, (iv) the amount of our capital expenditures, (v) the amount of our working capital including collections on accounts receivable, (vi) the sales, marketing and distribution investment needed to develop and launch our own core branded products and (vii) cash generated by sales of those products. We cannot assure you that we will be able to obtain capital in the future to meet our needs. If we cannot obtain additional funding, we may be required to limit our marketing efforts, decrease or eliminate capital expenditures or cease all or a portion of our operations, including any research and development activities. Any available additional financing may not be adequate to meet our goals.

Even if we are able to locate a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us.

Any future capital investments could dilute or otherwise materially adversely affect the holdings or rights of our existing stockholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. There is no assurance that any additional financing will be available, or if available, will be on terms favorable to us. In addition, any equity financing would result in dilution to stockholders.

Since our revenues are generated in U.S. dollars but a significant portion of our expenses may be incurred in foreign currencies, our earnings may be reduced due to currency exchange rate fluctuations.

Our revenues are generated in U.S. dollars, while a significant portion of our expenses may be incurred in foreign currencies, principally the payments to our primary manufacturer that are paid in euros. The exchange rate between the euro and the U.S. dollar fluctuates and is affected by, among other things, changes in political and economic conditions. Any significant fluctuation in the exchange rate for these currencies may materially and adversely affect our earnings, cash flows and financial condition.

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

Our principal objectives are to: (i) deepen the scientific understanding of the activity of Fortetropin, specifically as a natural, reversible, temporary modulator of the regulatory peptide myostatin, and to leverage this knowledge to strengthen and build our intellectual property, (ii) conduct research and development activities to evaluate myostatin modulation in a range of both wellness and disease states, (iii) identify other products and technologies which may broaden our portfolio and define a business development strategy to protect, enhance and accelerate the growth of our products, (iv) reduce the cost of manufacturing through process improvement, (v) identify contract manufacturing resources that can fully meet our future growth requirements, (vi) develop a differentiated and advantaged consumer positioning, brand name and iconography, and (vii) create a sales and marketing capability through alliances to maximize near-term and future revenues. Our business plan is based on circumstances currently prevailing and assumptions that certain circumstances will or will not occur as well as the inherent risk and uncertainties involved in various stages of development. However, there is no assurance that we will be successful in achieving our objectives. If we are not able to achieve our objectives, our business operations and financial performance may be adversely affected.

If we lose the services of our key personnel, we may be unable to replace them, and our business, financial condition and results of operations could be adversely affected.

Our success largely depends on the continued skills, experience, efforts and policies of our management, directors and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. In particular, certain of our directors, including Dr. Robert Hariri, Dr. J. Craig Venter and Dr. Louis Aronne, have significant research and development experience and are integral to the creation of our future products and the execution of our business strategy. In addition, our prospects depend substantially on the services of our executive management team.

If one or more of our key employees or directors leaves us, we will need to find a replacement with the combination of skills and attributes necessary to execute our strategy. Because competition for skilled personnel is intense, and the process of finding qualified individuals can be lengthy and expensive, we believe that the loss of the services of key personnel could adversely affect our business, financial condition and results of operations. We cannot assure you that we will continue to retain such personnel.

Our success depends on our ability to anticipate and respond in a timely manner to changing consumer demands.

Our success depends on the appeal of our current and future products to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. If our current and future products do not meet consumer demands, our sales may decline. In addition, our growth depends upon our ability to develop new products through product line extensions and product modifications, which involve numerous risks. We may not be able to accurately identify consumer preferences, translate our knowledge into customer accepted products, establish the appropriate pricing for our products or successfully integrate these products with our existing product platform or operations. We may also experience increased expenses incurred in connection with product development, marketing and advertising that are not subsequently supported by a sufficient level of sales, which would negatively affect our margins. Furthermore, product development may divert management’s attention from other business concerns, which could cause sales of our existing products to suffer. We cannot assure you that newly developed products will contribute favorably to our operating results.

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

To remain competitive in our industry, we believe it is important to continually develop new and advanced products and processes. There is no assurance that competitive new products and processes will not render our existing or new products obsolete or non-competitive. Our competitiveness in the marketplace relies upon our ability to continuously enhance our current products, introduce new products, and develop and implement new technologies and processes. Our failure to evolve and/or develop new or enhanced products may cause us to lose our competitiveness in the marketplace and adversely affect our operating results.

Adverse publicity or consumer perception of our products and any similar products distributed by others could harm our reputation and adversely affect our sales and revenues.

We are highly dependent upon positive consumer perceptions of the safety, efficacy and quality of our products as well as similar products distributed by our competitors. Consumer perception of dietary supplements and our products in particular can be substantially influenced by scientific research or findings, national media attention and other publicity about product use. Adverse publicity from such sources regarding the safety, efficacy or quality of dietary supplements, in general, and our products in particular, could harm our reputation and results of operations. The mere publication of reports asserting that such products may be harmful or questioning their efficacy could have a material adverse effect on our business, financial condition and results of operations, regardless of whether such reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products.

The scientific support for Fortetropin is subject to uncertainty.

Our research, scientific knowledge and clinical testing supporting the benefits of our products are an essential element of our ability to legally market our products. There is, however, the risk that new or undiscovered information may become available that may undermine or refute our scientific support. In addition, our clinical testing of Fortetropin has been limited in scope and additional testing may reveal deficiencies and side effects that we are currently unaware of. A reduction in the credibility of our scientific support for the effectiveness of Fortetropin could have a material adverse effect on our operations and financial conditions.

If we are required to withdraw our products from the market, change the labeling of our products and/or are subject to product liability claims, our operations and financial performance may be adversely affected.

There is a potential for any ingested product to result in side effects in certain consumers. Although we are not aware of any adverse effects of our products on the health of consumers, if any such side effects are identified after marketing and sale of the product, we may be required to withdraw our products from the market or change its labeling. We may also be required to withdraw our products from the market as a result of regulatory issues. If we are required to withdraw our products from the market, our business operations and financial performance may be adversely affected. Furthermore, if a product liability claim is brought against us, it may, regardless of merit or eventual outcome, result in damage to our reputation, decreased demand for our products, costly litigation and loss of revenue.

An increase in product returns could negatively impact our operating results and profitability.

Historically, sales allowances for product returns have not been provided, since under our existing arrangements, customers are not permitted to return product except for non-conforming product. In certain instances we may permit the return of damaged or defective products and accept limited amounts of product returns. While such returns have historically been nominal and within management’s expectations and the provisions established, future return rates may differ from those experienced in the past. Any significant increase in damaged or defective products or expected returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize. With respect to future sales, we may need to offer distributor and retail customers’ sales incentives, including the right to return product. If those customers are not able to sell our products to end-consumers, significant product returns may materialize, which could have a material adverse effect on our operating results.

We are dependent on third-party manufacturers, suppliers and processors to produce our products.

We currently rely on third-party manufacturers, suppliers and processors to produce our products. If our manufacturers, suppliers or processors are unable to provide us with the required finished products or raw materials or are unable or unwilling to produce sufficient quantities of our products, our business and revenues will be adversely affected. We did not meet the raw materials minimum purchase requirements of our principal manufacturer during the fourth quarter of 2014 and do not expect to meet such requirements for the first quarter of 2015. Under the terms of the agreement with the third-party manufacturer, the manufacturer can terminate the agreement upon written notice to the Company of a material breach. The failure to meet the minimum purchase commitments could be considered a material breach. Upon receipt of such notification, the Company has sixty (60) days to fulfill the purchase requirement. If our third-party manufacturers, suppliers and processors are unable or unwilling to produce our products, our business, financial condition and results of operations will be adversely affected.

A shortage in the supply of, or a price increase in, raw materials could increase our costs or adversely affect our sales and revenues.

All of the raw materials for our products are sourced from third-party suppliers. Currently, we have one primary third-party manufacturer to produce Fortetropin under a fixed price agreement that runs through December 2016. We have qualified a second source manufacturer and are working on a commercial plan to source product from this manufacturer. Any shortages in our raw materials could adversely affect operations. Price increases from a supplier will affect our profitability if we are not able to pass price increases on to customers. The inability to obtain adequate supplies of raw materials in a timely manner or a material increase in the price of our raw materials could have a material adverse effect on our business, financial condition and results of operations.

Our products have a limited shelf life which could result in costs associated with inventory which exceeds the appropriate age limits.

Our products are comprised of dried powder derived from egg-yolk and thus have a limited shelf life. Accordingly, product which exceeds the appropriate age limits may not be sold and must be destroyed, which would have an adverse financial impact associated with the cost of writing off obsolete inventory.

We have no manufacturing capacity and anticipate continued reliance on third-party manufacturers for the development and commercialization of our products.

We do not currently operate manufacturing facilities for production of our product. We lack the resources and the capabilities to manufacture our products on a commercial scale. We do not intend to develop facilities for the manufacture of our products in the foreseeable future. We rely on third-party manufacturers to produce bulk products required to meet our sales needs. We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of our products.

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

Research and development activities may be costly and/or untimely, and there are no assurances that our research and development activities will either be successful or completed within the anticipated timeframe, if at all. The continued research and development of Fortetropin and our future products is important to our success. In addition, the development of new products requires significant research, development and testing all of which require significant investment and resources. At this time, our resources are limited and our research and development activities are dependent upon our ability to fund our activities and to raise capital which may not be possible. We may enter into agreements with third party vendors to engage in research and development for us. However, the failure of the third-party research to perform under agreements entered into with us, or our failure to renew important research agreements with a third party, may delay or curtail our research and development efforts. The research and development of new products is costly and time consuming, and there are no assurances that our research and development activities will be successful. Even if a new product is developed, there is no assurance that it will be commercialized or result in sales.

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

In addition, our primary third-party manufacturer assigned its United States patent application for making Fortetropin, the key ingredient in our products, to us in exchange for royalty payments for each kilogram of Fortetropin that we produce, for a period of seven years from the expiration date of the supply agreement on December 31, 2016. Subsequent to the assignment of the patent application, in August 2014, the USPTO issued to us U.S. Patent No. 8,815,320 B2 covering the proprietary methods of manufacturing Fortetropin.  We did not meet our minimum purchase requirements under the supply agreement for the fourth quarter of 2014 and do not expect to meet such requirements for the first quarter of 2015. Under the terms of the supply agreement, the third-party manufacturer can terminate the supply agreement upon written notice to us of a material breach. The failure to meet the minimum purchase commitments could be considered a material breach. Upon receipt of such notification, we have sixty-days to cure the alleged breach.  If we do not cure the breach within sixty days, the third-party manufacturer may terminate the supply agreement immediately upon sending us written notification.  If the supply agreement is terminated, the third-party manufacturer may seek to invalidate the assignment of the patent application, which could cause us to incur significant expenses to defend against such claim. If the third-party manufacturer is successful in invalidating the assignment of the patent application, we may be limited from manufacturing, selling or using Fortetropin, which may adversely impact our business, financial condition and results of operations.

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

The importing, manufacturing, processing, formulating, packaging, labeling, distributing, selling and advertising of our current and future products may be subject to regulation by one or more federal or state agencies. The Food and Drug Administration, or the FDA, has primary jurisdiction over our products pursuant to the Federal Food, Drug and Cosmetic Act, as amended by the Dietary Supplement and Health Education Act, or the FDCA, and regulations promulgated thereunder. The FDCA provides the regulatory framework for the safety and labeling of dietary supplements, foods and medical foods. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements. In addition, the Animal Plant Health and Inspection Service, or APHIS, regulates the importation of our primary product from Germany. The Federal Trade Commission, or the FTC, and the FDA share jurisdiction over the promotion and advertising of dietary supplements. Pursuant to a memorandum of understanding between the two agencies, the FDA has primary jurisdiction over claims that appear on product labels and labeling and the FTC has primary jurisdiction over product advertising.

Compliance with applicable federal, state, and local laws and regulations is a critical part of our business. We endeavor to comply with all applicable laws and regulations. However, as with any regulated industry, the laws and regulations are subject to interpretation and there can be no assurances that a government agency would necessarily agree with our interpretation of the governing laws and regulations. Moreover, we are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. These regulations could, however, require the reformulation of our products to meet new standards, market withdrawal or discontinuation of certain products not able to be reformulated. The risk of a product recall exists within the industry although we endeavor to minimize the risk of recalls by distributing products that are not adulterated or misbranded. However, the decision to initiate a recall is often made for business reasons in order to avoid confrontation with FDA.

Our products are required to be prepared in compliance with the FDA’s GMPs, for dietary supplements. Fortetropin, the main ingredient in our products, is also required to be imported into the United States in conformance with APHIS’s requirements for egg products. In the event it is determined that we have not complied with the foregoing requirements, we may be required to initiate a product recall and/or be subject to financial or other penalties. We are continuously monitoring and reviewing our processes to ensure compliance with APHIS and limit the likelihood of potential recalls.

Other statutory obligations include reporting all serious adverse events on a Medwatch Form 3500A. To date, we have not filed a Medwatch Form 3500A with the FDA nor have we been placed on notice regarding any serious adverse events related to any of our products. Since eggs are considered a major food allergen under the Food Allergen Labeling and Consumer Protection Act of 2004, the labeling of all our products must note that they contain egg product.

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

Shares of our common stock began trading on the Nasdaq Capital Market on July 10, 2014 under the symbol “MYOS,” and were previously traded on the OTC Bulletin Board (and the OTCQB) under the same symbol. There has been limited trading in our shares over the last 12 months. If limited trading of our shares continues, it may be difficult for investors to sell such shares in the public market at any given time at prevailing prices. Also, the sale of a large block of common stock could depress the market price of the common stock to a greater degree than a company that typically has a higher volume of trading of its securities.

Our common stock may be delisted from the Nasdaq Capital Market if we cannot satisfy its continued listing requirements.

Among the conditions required for continued listing on the Nasdaq Capital Market is that we maintain at least $2.5 million in stockholders’ equity. There can be no assurance that our stockholders’ equity will remain above the $2.5 million minimum. If we fail to timely comply with the stockholders’ equity requirement, our common stock may be delisted from the Nasdaq Capital Market. In addition, even if we demonstrate compliance with the stockholders’ equity requirement, we will need to continue to meet other objective and subjective listing requirements to continue to be listed on the Nasdaq Capital Market. Delisting from the Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our common stock, the sale or purchase of our common stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from the Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would be required to incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted from the Nasdaq Capital Market, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from the Nasdaq Capital Market, will be listed on another national securities exchange or quoted on an over-the-counter quotation system.

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

The trading price of our common stock is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts’ earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors. These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

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

Our stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses or as a result of the issuance of a substantial number of shares of common stock upon the exercise of outstanding options and warrants.

If our future operations or acquisitions are financed through the issuance of equity securities, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We have also reserved 550,000 shares of our common stock under an equity incentive plan for our directors, officers, employees, consultants and advisors and granted options to purchase shares of our common stock under the plan. The issuance of shares of our common stock upon the exercise of these options as well as upon the exercise of outstanding warrants to purchase up to 958,185 shares of our common stock may result in significant dilution to our stockholders.

Our current management can exert significant influence over us and make decisions that are not in the best interests of all stockholders.

Our executive officers and directors as a group own approximately 18.3% of our outstanding shares of common stock. As a result, they will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Provisions of Nevada corporate law limit the personal liability of corporate directors and officers and require indemnification under certain circumstances.

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

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain significant research coverage by industry or financial analysts. If few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain significant analyst coverage, if one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Our research and development activities for our products and product candidates are currently at an early development stage and are subject to extensive regulation for safety, efficacy and quality by numerous government authorities in the United States and abroad. Before receiving FDA regulatory clearance to market our future proposed formulations and products, we will have to demonstrate that our formulations and products are safe and effective in the patient population and for the indicated diseases that are to be treated. Clinical trials, manufacturing and marketing of drugs are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, regulatory approvals can take a number of years or longer to accomplish and require the expenditure of substantial financial, managerial and other resources.

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

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 45 Horsehill Road, Suite 106, Cedar Knolls, New Jersey 07927. Our office space consists of 14,304 square feet. The lease expires on December 31, 2019. We have two options to renew our lease for an additional three years each. We consider our current office space adequate for our current operations. For additional information refer to Part IV, Item 15, “Notes to Consolidated Financial Statements: Note 12 – Commitments and Contingencies.”

Item 3.	Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

On November 28, 2014, we entered into a settlement agreement with Cenegenics. Pursuant to the terms of the settlement agreement, we agreed to withdraw our October 10, 2014 request for arbitration before the International Chamber of Commerce and Cenegenics agreed to pay us $1.9 million by April 2016, including an aggregate of $300,000 during the fourth quarter of 2014, and $100,000 per month from January 2015 through April 2016. As of the date of this filing, Cenegenics has made all scheduled payments under the terms of the settlement agreement. The settlement resolves all of Cenegenic’s outstanding obligations with respect to the units of product produced by the Company, including units produced but not yet delivered to Cenegenics.

On January 22, 2015, we filed an Order to Show Cause for a Temporary Restraining Order and Preliminary Injunction before the United States District Court of New Jersey to enjoin and restrain MHP from utilizing the name 4D-Tropin and from selling, distributing, advertising, or making known any product using the name 4D-Tropin. Additionally, we filed a Verified Complaint and Jury Demand before the United States District Court of New Jersey against MHP and Gerard Dente, MHP’s CEO, for willful trademark infringement, trademark dilution, and unfair competition, among other federal and state law claims. On March 9, 2015, the parties settled the matter, with MHP agreeing to cease selling or marketing 4D-Tropin within ninety days of the settlement and the Company dismissing the lawsuit.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “MYOS.” Shares of our common stock began trading on the Nasdaq Capital Market on July 10, 2014, and were previously quoted on the OTC Bulletin Board under the same symbol. The following table sets forth, as adjusted for the reverse stock split of 1-for-50 effective February 10, 2014, for the periods indicated, the high and low bid prices for shares of our common stock as reported on the Nasdaq Capital Market:

Period	High	Low
October 1, 2014 through December 31, 2014	$14.61	$6.85
July 1, 2014 through September 30, 2014	$16.85	$12.75
April 1, 2014 through June 30, 2014	$16.45	$10.65
January 1, 2014 through March 31, 2014	$14.95	$6.00
October 1, 2013 through December 31, 2013	$9.00	$6.00
July 1, 2013 through September 30, 2013	$10.00	$5.50
April 1, 2013 through June 30, 2013	$11.00	$3.50
January 1, 2013 through March 31, 2013	$12.00	$6.50

These bid prices were obtained from the Nasdaq Capital Market or the OTC Bulletin Board and do not necessarily reflect actual transactions, retail markups, mark downs or commissions. As of March 26, 2015, the last reported sales price of our shares on the NASDAQ Capital Market was $4.75

(b) Holders

The Company had approximately 134 record holders of the common stock as of March 26, 2015. This does not include an indeterminate number of stockholders whose shares may be held by brokers in street name. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table indicates shares of common stock authorized for issuance under equity incentive plans as of December 31, 2014:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	337,080	(1)	$13.61	212,920
Equity compensation plans not approved by security holders	30,000	(2)	$26.67	—
Total	367,080		$14.68	212,920

(1)	Includes 146,560 and 202,200 shares of common stock underlying options granted in 2014 and 2013, respectively, under our 2012 Equity Incentive Plan, which plan was approved by our stockholders on November 20, 2012 and amended on December 18, 2014.
(2)	Includes option awards issued to Messrs. Hariri, Diamandis, Aronne and Aldrin during 2011-2012 prior to the adoption of the 2012 Equity Incentive Plan. The options provide for annual vesting over three or four year and expire ten years from the respective issuance dates.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those factors which are not within our control. Amounts in this section are in thousands, unless otherwise indicated.

Overview

We were incorporated in the State of Nevada on April 11, 2007. Prior to February 2011, we did not have any operations and did not generate any revenues. In February 2011, we acquired our platform dietary supplement product called Fortetropin®, the first clinically proven natural myostatin inhibitor. Since February 2011, our principal business activities have been focused on deepening our scientific understanding of the activity of Fortetropin, and to leverage this knowledge to strengthen and build our intellectual property; developing sales and marketing strategies aimed at expanding our commercial presence in the sports nutrition and age management markets; evaluating the value of Fortetropin in therapeutic markets, including the treatment of sarcopenia, cachexia, anorexia, obesity and muscular-related conditions; and, conducting research and development focused on the discovery, development and commercialization of other products and technologies aimed at maintaining or improving the health and performance of muscle tissue.

Plan of Operation

We are focused on the discovery, development and commercialization of nutritional supplements, functional foods, therapeutic products and other technologies aimed at maintaining or improving the health and performance of muscle tissue. Our initial core ingredient is Fortetropin, a natural, reversible, temporary myostatin-inhibitor. Our sales are conducted pursuant to our distribution agreements. Our plan of action over the next twelve months is to: (i) deepen the scientific understanding of the activity of Fortetropin, specifically as a natural, reversible, temporary modulator of the regulatory peptide myostatin, and to leverage this knowledge to strengthen and build our intellectual property, (ii) conduct research and development activities to evaluate myostatin modulation in a range of both wellness and disease states, (iii) identify other products and technologies which may broaden our portfolio and define a business development strategy to protect, enhance and accelerate the growth of our products, (iv) reduce the cost of manufacturing through process improvement, (v) identify contract manufacturing resources that can fully meet our future growth requirements, (vi) develop a differentiated and advantaged consumer positioning, brand name and iconography, and (vii) create a sales and marketing capability through alliances to maximize near-term and future revenues. We believe that existing wellness and therapeutic targets, such as myostatin, represent a rational entry point for additional drug discovery efforts and are evaluating a separate, concurrent objective in this area.

Our commercial focus is to leverage our clinical data to develop proprietary products including direct-to-consumer branded products using multiple product delivery formats to target the large, but currently underserved, markets focused on muscle health. Our first commercial product, MYO-T12, is sold in the sports nutrition market through an agreement with MHP, a company engaged in the development, marketing and distribution of nutritional and other supplemental products for consumer use. MHP distributes MYO-T12 principally in the U.S. under the brand name MYO-X®. MYO-X is currently available on popular retailer websites and in specialty retailers. In February 2014, we expanded our commercial operations into the age management market through an agreement with Cenegenics. Under the distribution agreement, Cenegenics agreed to exclusively distribute and promote a proprietary formulation of Fortetropin through its age management centers in the U.S. and its community of physicians focused on treating a growing population of patients focused on proactively addressing age-related health and wellness concerns. See Risk Factors – “Two distributors account for substantially all of our recent sales, and if we are unable to collect our accounts receivable from these distributors, or if these distributors are unable or unwilling to purchase our products and we are unable to secure alternative customers, our operating results and financial condition will be adversely affected” for additional information regarding our relationship with our distributors.

While we may continue to sell our products through distributors, we expect to continue developing our own core branded products, which we anticipate launching at the end of the first quarter of 2015, and to pursue additional markets such as medical foods and international opportunities. Our direct-to-consumer portfolio of branded products will feature a line of muscle health bars, meal replacement shakes and daily supplement powders each powered by a full 6.6 gram single serving of Fortetropin. Initially, our branded products will be sold through online ecommerce and marketed through targeted digital direct advertising, which we anticipate will support future expansion into retail channels. The growing awareness of the potential therapeutic uses of myostatin inhibition supports continued development of our own core products. We remain committed to continuing our focus on various clinical trials in support of our marketing claims as well as to enhance our intellectual property, to develop product improvements and new products, and to reduce the cost of our products by finding more efficient manufacturing processes and contract manufacturers.

The Company currently relies on one third-party manufacturer to produce Fortetropin. This manufacturer purchases all the necessary raw materials from suppliers and coordinates any additional production steps with third-parties. We have multiple vendors for blending, packaging and labeling our products. The Company is pursuing other supply alternatives. In 2014, we qualified a second source Fortetropin manufacturer and are working on a plan with this manufacturer to manufacture commercial quantities of Fortetropin. See Risk Factors – “We are dependent on third-party manufacturers, suppliers and processors” for additional information regarding our relationship with our third-party manufacturers.

As an early-stage bionutritional and biotherapeutics company, we are dedicated to basic and clinical research that supports our existing and future product portfolio. Our research program is actively evaluating the many active proteins, lipids and peptides in Fortetropin, specifically as a natural, reversible, temporary modulator of the regulatory peptide myostatin, and to leverage this knowledge to strengthen and build our intellectual property. We are dedicated to protecting our innovative technology and believe that our research programs will establish a basis for the continued submission of patent applications to help protect the Company's intellectual property. We expect our investment in research and development to continue to grow in the future.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

(In thousand $)	Years Ended December 31,		Change
	2014	2013	Dollars	%

Net sales	$3,343	$3,318	$25	1%
Cost of sales	1,420	1,521	(101)	-7%
Gross profit	1,923	1,797	126	7%
as a % of net revenues	58%	54%
Operating expenses:
Research and development	1,348	754	594	79%
Selling, general and administrative	5,621	5,310	311	6%
Amortization	154	-	154	N/M
Loss on asset impairments	5	-	5	N/M
Total operating expenses	7,128	6,064	1,064
as a % of net revenues	213%	183%

Operating loss	(5,205)	(4,267)	(938)	22%

Other income (expense), net	(2)	4	(6)	N/M

Income tax benefit	748	-	748	N/M

Net loss	$(4,459)	$(4,263)	$(196)	5%

Net sales

Net sales for the year ended December 31, 2014 increased $25, or 1%, compared to net sales for the year ended December 31, 2013. The increase was primarily due to new product sales resulting from expansion of our commercial operations into the age management market through the Cenegenics distribution agreement entered into in February 2014, partially offset by lower sales to MHP. For the year ended December 31, 2014, sales to Cenegenics and MHP accounted for approximately 63% and 36%, respectively, of total net sales, whereas sales to MHP accounted for 100% of total net sales for the year ended December 31, 2013. We are in the process of launching our own proprietary branded products using multiple delivery formats. Net sales in 2015 will be largely dependent on the commercial success of our direct-to-consumer launch. Moreover, we cannot predict the amount of sales to Cenegenics and MHP in 2015, as we seek to restructure our distributor relations and establish new commercial distributor arrangements. See Risk Factors – “If we are unable to successfully launch our own core branded products, our business and results of operations would be adversely affected” for additional information regarding the launch of our branded products.

Cost of sales and gross profit

Cost of sales for the year ended December 31, 2014 decreased $101, or 7%, compared to cost of sales for the year ended December 31, 2013. The decrease in cost of sales was primarily due to lower production costs, partially offset by inventory reserve and write-off charges of $328 relating to inventories and packaging materials manufactured for MHP and Cenegenics. Gross profit as a percentage of net sales was 58% for the year ended December 31, 2014 compared to 54% for the year ended December 31, 2013. Excluding the inventory reserve and write-off charges of $328, gross profit for the year ended December 31, 2014 was $2,251, or 67% of net sales, which compared to the gross profit as a percentage of net sales for the year ended December 31, 2013 was 13 percent higher primarily due to product sales mix.

Operating expenses

Research and development expenses for the year ended December 31, 2014 increased $594, or 79%, compared to research and development expenses for the year ended December 31, 2013. The increase in research and development expenses was primarily due to higher costs associated with our clinical and basic research programs through academic and industry collaborations and higher personnel costs consisting of salaries, benefits and other related costs, including stock based compensation.

Selling, general and administrative expenses for the year ended December 31, 2014 increased $311, or 6%, compared to selling, general and administrative expenses for the year ended December 31, 2013. The increase in selling, general and administrative expenses was primarily due to higher personnel costs, bad debt expense of $390 to record an allowance for doubtful accounts against the existing accounts receivable balance of Cenegenics based on management’s best estimate of amounts that may not be collectible, partially offset by lower distributor cooperative advertising and sales commissions of $906.

Amortization expense was $154 for the year ended December 31, 2014 and $0 for the year ended December 31, 2013. During the second quarter of 2014, management determined that the intellectual property acquired from Peak Wellness, Inc. in February 2011, had a finite useful life of ten (10) years. Accordingly, we started amortizing the asset’s carrying value of $2,000 over its estimated useful life beginning in the second quarter of 2014.

Included in the year ended December 31, 2014 is an impairment charge of $5, which the Company recorded during the second quarter related to the unrecoverable net carrying value of a capitalized fixed asset. We did not consider any of our property and equipment to be impaired during the year ended December 31, 2013.

Other income (expense), net

Other income (expense), net for the year ended December 31, 2014 decreased $6 compared to other income (expense), net for the year ended December 31, 2013. The decrease in other income (expense), net was due to higher interest expense as a result of borrowings made under our revolving credit agreement and lower interest income as a result of lower average cash balances during 2014.

Income tax benefit

Included in the year ended December 31, 2014 is an income tax benefit resulting from the reversal of a valuation allowance previously recorded against the Company’s State of New Jersey net operating losses (“NOL”) that resulted from the Company’s sale of $8,890 of its New Jersey State NOLs and $15 of its unused research and development tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) for cash of $750, net of commissions. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits for cash. The remaining net deferred tax asset as of December 31, 2014 remains fully offset by a valuation allowance due to the Company’s history of losses.

Liquidity and Capital Resources

Working capital at December 31, 2014 and December 31, 2013 is summarized as follows:

(In thousand $)	December 31,	December 31,	Increase
	2014	2013	(Decrease)
Current Assets:
Cash	$1,567	$451	$1,116
Accounts receivable, net	982	645	337
Inventories, net	1,814	143	1,671
Prepaid expenses and other current assets	745	215	530
Total current assets	$5,108	$1,454	$3,654
Current liabilities:
Accounts payable	$79	$184	$(105)
Accrued expenses	495	312	183
Total current liabilities	$574	$496	$78
Working Capital	$4,534	$958	$3,576
Current Ratio	8.90	2.93

Working capital increased $3,576 to $4,534 at December 31, 2014 compared to $958 at December 31, 2013. The increase in working capital was primarily due to increases in inventories, cash and prepaid expenses and other current assets of $1,671, $1,116 and $530, respectively. Inventories increased primarily due to a production campaign to build inventories in anticipation of launching our own core branded products in 2015. Partially offsetting the increase in inventories were reserve and write-off charges of $328 relating to inventories and packaging materials manufactured for MHP and Cenegenics. Cash increased primarily due to equity financing transactions during 2014 wherein we received aggregate net proceeds of $6,234 consisting of: (i) a private placement transaction in January 2014 of $4,663 net proceeds and (ii) a registered-direct public offering transaction in November 2014 of $1,571 net proceeds (for additional information on these issuances of common stock refer to PART IV, Item 15, “Notes to Consolidated Financial Statements: Note 8 - Stockholders’ Equity”). Also contributing to the increase in cash was the Company’s sale of $8,890 of its State of New Jersey NOLs and $15 of its unused research and development tax credits under the Program for cash of $750, net of commissions. Prepaid expenses and other current assets increased primarily due to prepaid inventory that was being held at our manufacturer's facility at December 31, 2014.

At December 31, 2014, we had cash of $1,567 and total assets of $7,411 (which includes $1,990 of intangible assets). Summarized cash flows for the year ended December 31, 2014 and 2013 are as follows:

(In thousand $)	Years Ended December 31,
	2014	2013	Change

Net cash used in operating activities	$(5,089)	$(3,154)	$(1,935)
Net cash used in investing activities	(29)	(375)	346
Net cash provided by financing activities	6,234	-	6,234
Net increase/(decrease) in cash	$1,116	$(3,529)	$4,645

Cash flows from operating activities represent net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash used by operating activities for the year ended December 31, 2014 increased $1,935 compared to the year ended December 31, 2013 primarily due to an increase of $2,075 in cash used as a result of increases in inventories and an increase of $539 in cash used as a result of increases in prepaid expenses and other assets, offset by a decrease of $1,022 in net loss adjusted for certain non-cash items. For additional information about the changes in operating assets and liabilities refer to the above discussion on working capital.

Net cash used in investing activities includes cash used to purchase capital assets. Net cash used in investing activities for the year ended December 31, 2014 includes additions to fixed assets and intangible assets of $23 and $6, respectively, compared to additions to fixed assets and intangible assets for the year ended December 31, 2013 of $373 and $2, respectively.

Net cash provided by financing activities includes proceeds from borrowing and issuing equity instruments. Net cash provided by financing activities for the year ended December 31, 2014 includes a private placement transaction in January 2014 of $4,663 net proceeds and a public offering transaction in November 2014 of $1,571 net proceeds (for additional information on the issuances of common stock refer to PART IV, Item 15, “Notes to Consolidated Financial Statements: Note 8 - Stockholders’ Equity”).

On November 28, 2014, we entered into a settlement agreement with Cenegenics. Pursuant to the terms of the settlement agreement, we agreed to withdraw our October 10, 2014 request for arbitration before the International Chamber of Commerce and Cenegenics agreed to pay us $1,900 by April 2016, including an aggregate of $300 during the fourth quarter of 2014, and $100 per month from January 2015 through April 2016. As of the date of this filing, Cenegenics has made all scheduled payment under the terms of the settlement agreement. The settlement resolves all of Cenegenics outstanding obligations with respect to the units of product produced by the Company, including units produced but not yet delivered to Cenegenics.

As of the filing date of this Form 10-K, management believes that there may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months. We expect that we will need to seek additional funding through public or private financing or through collaborative arrangements with strategic partners in the second quarter of 2015 as we do not expect to have sufficient cash to operate past such date. These facts raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, we are evaluating various alternatives, including reducing operating expenses and personnel costs, securing additional financing for future business activities and other strategic alternatives. There can be no assurance that the Company will be able to generate the level of operating revenues in its business plan, or if additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, our future operating prospects may be adversely affected.

Revolving Note

On August 29, 2014, the Company entered into a Loan Revision Agreement, which extended the termination date of the October 2013 revolving credit agreement (as amended, the “Revolving Note”) with City National Bank to August 31, 2015. All other terms evidenced by the Revolving Note remained the same. The Revolving Note provides an aggregate principal amount of $500 in revolving loans collateralized by all inventory, chattel paper, accounts, equipment, general intangibles, securities and instruments. The revolving loans may be borrowed, repaid and re-borrowed, provided at the time of any borrowing no event of default exists. Under the Revolving Note, all principal amounts outstanding with interest thereon is due and payable on August 31, 2015. Committed borrowings under the Revolving Note bear interest from the date of its disbursement at a per annum interest rate equal to prime rate plus 1.25%. The Revolving Note contains customary events of default, including failure to make payment and bankruptcy. At December 31, 2014 and 2013, there were no outstanding borrowings under the Revolving Note. As of the date of this filing, up to $500 of borrowings under the Revolving Note are still available to the Company.

Long-term Contractual Obligations

As of December 31, 2014, the Company’s enforceable and legally binding contractual obligations include future minimum lease payments under a non-cancellable operating lease and purchase obligations under a long-term supply agreement.

At December 31, 2014, the future minimum lease payments under the non-cancellable operating lease in excess of one year were as follows:

(In thousand $)

Years Ended December 31,	Amount
2015	150
2016	152
2017	181
2018	187
2019	191
Total	$861

For additional information about the operating lease refer to PART IV, Item 15, “Notes to Consolidated Financial Statements: Note 12 – Commitments and Contingencies – Operating Lease.”

On July 18, 2014, the Company amended the supply agreement with Deutsches Institut fur Lebensmitteltechnik e.V. - the German Institute for Food Technologies (“DIL”). Among other things, the agreement provides that DIL will manufacture and supply the Company on a monthly basis with Fortetropin for its products and obligates the Company to purchase fixed minimum quantities for calendar years 2015 and 2016 at a fixed price. The agreement expires on December 31, 2016, and may be renewed for additional one-year periods unless terminated by either party by giving ninety days’ notice before the expiration of the current term. Included in prepaid expenses and other current assets at December 31, 2014 were payments of $664 that the Company paid in advance for 2014 inventory purchases yet to be delivered by DIL. The minimum purchase obligations under the agreement are approximately $2,394 in 2015 (includes $293 of 2014 purchase commitments that were not yet made) and $2,101 in 2016. The Company did not meet the minimum purchase requirements during the fourth quarter of 2014 and does not expect to meet such requirements for the first quarter of 2015. Under the terms of the agreement with DIL, DIL can terminate the agreement upon written notice to the Company of a material breach. The failure to meet the minimum purchase commitments could be considered a material breach. Upon receipt of such notification, the Company has sixty days to fulfill the purchase requirement. For additional information about the supply agreement with DIL refer to PART IV, Item 15, “Notes to Consolidated Financial Statements: Note 12 – Commitments and Contingencies – Supply Agreement” and PART I, Item 1A. Risk Factors – “We are dependent on third-party suppliers and processors to produce our products” and “A shortage in the supply of, or a price increase in, raw materials could increase our costs or adversely affect our sales and revenues.”

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). The amendments in this update define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under accounting principles generally accepted in the U.S. (“U.S. GAAP,”) financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. This update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update is effective for us beginning in the first quarter of 2017. Early application is permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In June 2014, the FASB issued Accounting Standards Update 2014-10 – Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASU 2014-10"). The amendments in this update eliminate the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. For other entities, the amendments are effective for annual reporting periods beginning after December 15, 2014, and interim reporting periods beginning after December 15, 2015. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer be required to present or disclose any information required by Topic 915.

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

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, equity and the disclosures of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future non-conforming events. Accordingly, the actual results could differ significantly from estimates. Significant items subject to such estimates include but are not limited to the valuation of stock-based awards, measurement of allowances for doubtful accounts and inventory reserves, the selection of asset useful lives, fair value estimations used to test long-lived assets, including intangibles, for impairment and provisions necessary for assets and liabilities.

The Company currently cannot predict what future sales, if any, will come from the Company's distributors. In addition, the Company plans to launch its direct-to-consumer branded products at the end of the first quarter of 2015. Management's estimates, including evaluation of impairment of long-lived assets and inventory reserves are based in part on forecasted future results. A variety of factors could cause actual results to differ from forecasted results and these differences could have a significant effect on asset carrying amounts.

Concentrations of Credit Risk

Our products are currently sold primarily through two distributors, MHP and Cenegenics, and credit risk is concentrated among these distributors. We monitor economic conditions and perform ongoing credit evaluation of our customers. Management regularly reviews accounts receivables, and if necessary, establishes an allowance for doubtful accounts that reflects management’s best estimate of amounts that may not be collectible based on historical collection experience and specific customer information. Bad debt expense recognized as a result of an allowance for doubtful accounts is classified under selling, general and administrative expenses in the statements of operations. If we are unable to collect our outstanding accounts receivable from our distributors, or if our distributors are unable or unwilling to purchase our products, our operating results and financial condition will be adversely affected.

Fair Value of Long-lived Assets

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

Our policy is to evaluate intangible assets subject to amortization for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment testing of intangible assets subject to amortization involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows. In the event the carrying value of the asset exceeds the undiscounted future cash flows, the carrying value is considered not recoverable and an impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. The computed impairment loss is recognized in the period that the impairment occurs. Assets which are not impaired may require an adjustment to the remaining useful lives for which to amortize the asset.

Stock-based Compensation

Generally, stock-based payments are measured at their estimated fair value on the date of grant. Stock-based awards to non-employees are re-measured at fair value each financial reporting date until performance is complete. Stock-based compensation expense recognized during a period is based on the estimated number of awards that are ultimately expected to vest. For stock options and restricted stock that do not vest immediately but which contain only a service vesting feature, we recognize compensation cost on the unvested shares and options on a straight-line basis over the remaining vesting period.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options and the market price of our common stock on the date of grant for the fair value of restricted stock issued. Our determination of fair value of stock-based awards is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, and therefore, we are not required to provide information required by this Item of Form 10-K.

Item 8.	Financial Statements and Supplemental Data.

The Company’s financial statements for the fiscal years ended December 31, 2014, and 2013, have been examined to the extent indicated in their reports by our independent registered accountants and have been prepared in accordance with U.S. GAAP pursuant to regulations promulgated by the SEC.  The aforementioned financial statements are included herein under Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 20, 2014, we received a notice of resignation from Seligson & Giannattasio, LLP (“Seligson”), our independent registered public accounting firm, effective immediately. During the fiscal years ended December 31, 2013 and 2012, Seligson’s audit reports on our financial statements did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2013 and 2012 and through the subsequent interim period preceding Seligson’s resignation, (i) there were no disagreements between us and Seligson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to Seligson’s satisfaction, would have caused Seligson to make reference in connection with Seligson’s opinion to the subject matter of the disagreement; and (ii) there were no “reportable events” as the term is described in Item 304(a)(1)(v) of Regulation S-K.

On June 20, 2014, our Audit Committee and the Board of Directors (the “Board”) approved the engagement of EisnerAmper LLP (“EisnerAmper”) as our new independent registered public accounting firm, effective immediately. During the fiscal years ended December 31, 2013 and 2012 and through June 20, 2014, neither we nor anyone acting on our behalf consulted EisnerAmper with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, nor the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice provided that EisnerAmper concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or a “reportable event” as described in Items 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

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

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

Our directors and executive officers are as follows:

Name	Age	Position
Dr. Robert J. Hariri	56	Chairman of the Board of Directors

Peter Levy	54	President and Chief Operating Officer

Joseph DosSantos	47	Chief Financial Officer

Dr. Buzz Aldrin	85	Director

Dr. J. Craig Venter	68	Director

Dr. Louis J. Aronne	59	Director

Dr. Peter Diamandis	53	Director

Dr. Sapna Srivastava	44	Director

Christopher Pechock	50	Director

Dr. Robert C. Ashton, Jr.	50	Chief Medical Officer

Our officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

The terms of all of our current directors will expire at the 2015 annual meeting of stockholders, and all directors will be up for election for one-year terms at the 2015 Annual Meeting of Stockholders and at every subsequent Annual Meeting of Stockholders. Any director chosen as a result of a newly created directorship or to fill a vacancy on the Board would hold office for a term expiring at the next Annual Meeting of Stockholders. This does not change the present number of directors or the Board’s authority to change that number and to fill any vacancies or newly created directorships.

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

Peter Levy joined us as Chief Operating Officer and Executive Vice President in February 2012 and has served as our President since April 2013. From October 2010 to January 2012, Mr. Levy served as Executive Vice President of Empire Sports and Entertainment Company, a promotional and entertainment firm focused on live events. From April 2010 to October 2010, he served as head of research and development for JMP Holdings, a real estate development firm maintaining a portfolio of retail, entertainment, sports, education, government projects, and residential properties. From January 1999 until April 2010, Mr. Levy was a partner and principal of Sobel & Co., LLC, Certified Public Accountants and Consultants, a regional CPA firm, where he was responsible for the firm's Sarbanes-Oxley practice, Strategic Planning, and the Corporate Integrity Unit. From March 1989 to January 1998, Mr. Levy worked at AT&T (NYSE:T), first as a technology attorney in the Computer Systems Business Unit, and subsequently as an attorney and Senior Attorney in the Consumer Business Unit and AT&T EasyLink Services, AT&T Internet Division. In 1992, he became the division head of AT&T Advanced Consumer Enterprises, AT&T's strategic planning group responsible for researching and developing new consumer services aligned with telecommunications. From August 1985 to February 1989, he served as an attorney with Rosenman Colin Freund Lewis and Cohen, a New York law firm. Mr. Levy graduated from Harvard University in 1982 with honors, and was a recipient of the John Harvard Scholarship for Academic Distinction. Mr. Levy graduated from Cornell Law School in 1985.

Joseph C. DosSantos joined us as Chief Financial Officer in May 2014. From April 2011 through April 2014, Mr. DosSantos worked at Actavis plc (NYSE:ACT), a global specialty pharmaceutical company focused on developing, manufacturing and distributing generic, brand and biosimilar products, most recently as its Executive Director, Finance Operations. From February 2010 through April 2011, he served as Vice President, Corporate Controller, of Alvogen, a multi-national, privately-owned pharmaceutical company focused on developing, manufacturing, and distributing generic, over-the-counter and biosimilar pharmaceutical products. From August 2003 through January 2010, Mr. DosSantos worked at Celgene Corporation (Nasdaq:CELG), a global biopharmaceutical company engaged in the discovery, development and commercialization of innovative therapies for the treatment of cancer and immune-inflammatory related diseases, most recently as it Senior Director, Assistant Corporate Controller. Additionally he has held positions of increasing responsibilities at Cytec Industries and National Starch & Chemical, two multi-national chemical companies. Mr. DosSantos is a licensed certified public accountant in New Jersey, graduated from Kean University in 1991 with a BS in Accountancy and holds an MBA in Finance from Seton Hall University.

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

Dr. J. Craig Venter joined us as a Director in July 2014. Dr. Venter is regarded as one of the leading scientists of the 21st century for his numerous invaluable contributions to genomic research. He is founder, chairman, and CEO of the J. Craig Venter Institute (JCVI), a not-for-profit, research organization with approximately 300 scientists and staff dedicated to human, microbial, plant, synthetic and environmental genomic research, and the exploration of social and ethical issues in genomics. Dr. Venter is co-founder, executive chairman and co-chief scientist of Synthetic Genomics Inc. (SGI), a privately held company focused on developing products and solutions using synthetic genomics technologies. Dr. Venter is also a co-founder, executive chairman and CEO of Human Longevity Inc (HLI), a San Diego-based genomics and cell therapy-based diagnostic and therapeutic company focused on extending the healthy, high performance human life span. Dr. Venter began his formal education after a tour of duty as a Navy Corpsman in Vietnam from 1967 to 1968. After earning both a Bachelor’s degree in Biochemistry and a PhD in Physiology and Pharmacology from the University of California at San Diego, he was appointed professor at the State University of New York at Buffalo and the Roswell Park Cancer Institute. In 1984, he moved to the National Institutes of Health campus where he developed Expressed Sequence Tags or ESTs, a revolutionary new strategy for rapid gene discovery. In 1992 Dr. Venter founded The Institute for Genomic Research (TIGR, now part of JCVI), a not-for-profit research institute, where in 1995 he and his team decoded the genome of the first free-living organism, the bacterium Haemophilus influenzae, using his new whole genome shotgun technique. In 1998, Dr. Venter founded Celera Genomics to sequence the human genome using new tools and techniques he and his team developed. This research culminated with the February 2001 publication of the human genome in the journal, Science. He and his team at Celera also sequenced the fruit fly, mouse and rat genomes. Dr. Venter and his team at JCVI have sequenced and analyzed hundreds of genomes, and have published numerous important papers covering such areas as environmental genomics, the first complete diploid human genome, and the ground-breaking advance in creating the first self-replicating bacterial cell constructed entirely with synthetic DNA. Dr. Venter is one of the most frequently cited scientists, and the author of more than 280 research articles. He is also the recipient of numerous honorary degrees, public honors, and scientific awards, including the 2008 United States National Medal of Science, the 2002 Gairdner Foundation International Award and the 2001 Paul Ehrlich and Ludwig Darmstaedter Prize. Dr. Venter is a member of numerous prestigious scientific organizations including the National Academy of Sciences, the American Academy of Arts and Sciences, and the American Society for Microbiology. Dr. Venter has published two books, his autobiography A Life Decoded (Viking 2007) and Life at the Speed of Light (Viking 2013) which examines the history and future application of synthetic biology. We believe Dr. Venter’s leadership and extensive scientific knowledge and experience, along with his entrepreneurial biotechnology expertise, qualifies him to serve on our Board of Directors.

Dr. Louis Aronne joined us as a Director and a member of our Scientific Advisory Board in July 2011. Dr. Aronne is a Clinical Professor of Medicine at Weill-Cornell Medical College and an Adjunct Clinical Associate Professor of Medicine at Columbia University College of Physicians and Surgeons. He is Director of the Comprehensive Weight Control Program, a multidisciplinary obesity research and treatment program affiliated with New York Presbyterian Hospital, which he founded in 1986. Dr. Aronne is former president of the Obesity Society and a fellow of the American College of Physicians. He has authored more than 50 papers and book chapters on obesity and edited the National Institutes of Health Practical Guide to the Identification, Evaluation, and Treatment of Overweight and Obesity in Adults. Dr. Aronne has won several awards for teaching, including the Leo M. Davidoff Society Prize from Albert Einstein College of Medicine in 1983 and Eliot Hochstein Teaching Award from Cornell University in 1990. Dr. Aronne graduated Phi Beta Kappa from Trinity College with a BS in biochemistry and from Johns Hopkins University School of Medicine. We believe Dr. Aronne’s skills as a physician and his knowledge and experience with respect to obesity qualifies him to serve on our Board of Directors.

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

Dr. Sapna Srivastava joined us as a Director in February 2013 and served as a special advisor to us from October 2012 to February 2013, in which role she has advised us on our business and financial strategy. Since July 2012, she has served as an independent strategy consultant focusing on high growth potential biotechnology companies. From June 2010 to June 2012, she served as the senior equity analyst and team leader for the biotechnology sector at Goldman Sachs Group, Inc. (NYSE:GS). Dr. Srivastava served as the senior equity analyst covering the biotechnology sector at Morgan Stanley (NYSE:MS) from April 2004 to September 2009, and at ThinkEquity Partners LLC from January 2003 to April 2004. She began her career at J.P. Morgan (NYSE:JPM), where she served as a research associate from April 1999 to October 2002. In these roles, she was primarily responsible for providing investment advice regarding the biotechnology sector to institutional clients. Dr. Srivastava received her Ph.D. in Biology from New York University and her B.Sc. from University of Bombay (India). We believe Dr. Srivastava’s scientific and financial background qualifies her to serve on our Board of Directors.

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

Members of the Scientific Advisory Board

In addition to our board of directors, we maintain a Scientific Advisory Board, comprised of scientists and medical professionals who will advise us on science and medical health issues, medical conditions and health care trends as they relate to our current and future products. Members of the Scientific Advisory Board provide us with advice, insights, contacts and other assistance based on their extensive knowledge and experience. Specifically, they advise us on: (i) the use of myostatin modulators in the treatment of various disorders including sarcopenia, obesity, muscle repair, anti-aging and longevity therapy, (ii) the biological activities of our products and (iii) the development of clinical research programs relating to the biomedical activities and benefits of our products. We enter into advisory board agreements with members of the Scientific Advisory Board pursuant to which they are entitled to receive a fixed number of shares of common stock (which may vary as determined by the board of directors), which generally vest over a number of years. The Scientific Advisory Board is currently comprised of the following members: Dr. Sol Barer (Chairman), Dr. Robert J. Hariri, Dr. Louis Aronne, Dr. Robert C. Ashton, Jr., Dr. Caroline Apovian and Dr. Neilank Jha.

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

Biographical information for Dr. Robert Hariri, Dr. Louis Aronne and Dr. Robert C. Ashton, Jr. is set forth above in “Directors and Executive Officers.”

Board Meetings

During the fiscal year ended December 31, 2014, the Board held 5 formal meetings and otherwise acted by unanimous written consent. We have no written policy regarding director attendance at annual meetings of stockholders. Our last annual meeting of stockholders was held on December 18, 2014 and 6 of our directors attended such meeting.

Director Independence

The Board evaluates the independence of each nominee for election as a director in accordance with the Nasdaq listing rules (the “Nasdaq Listing Rules”). Pursuant to these rules, a majority of our Board must be “independent directors” within the meaning of the Nasdaq Listing Rules, and all directors who sit on our Audit Committee and Compensation Committee must also be independent directors.

The Nasdaq definition of “independence” includes a series of objective tests, such as the director or director nominee is not, and was not during the last three years, our employee and has not received certain payments from, or engaged in various types of business dealings with, us. In addition, as further required by the Nasdaq Listing Rules, the Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with such individual’s exercise of independent judgment in carrying out his or her responsibilities as a director. In making these determinations, the Board reviewed and discussed information provided by the directors with regard to each director’s business and personal activities as they may relate to us and our management.

As a result, the Board has affirmatively determined that other than Dr. Robert J. Hariri, none of our directors has a material relationship with the Company. The Board has also affirmatively determined that all members of our Audit Committee and Compensation Committee are independent directors.

Audit Committee and Audit Committee Financial Expert

In April 2014, we established a separately-designated standing Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act and the Nasdaq Listing Rules. The Audit Committee is comprised of Dr. Louis J. Aronne (chair), Christopher Pechock and Dr. Sapna Srivastava. Our Board has determined that Mr. Pechock qualifies as an audit committee financial expert as defined by the rules of the SEC, based on his education, experience and background. During the fiscal year ended December 31, 2014, the Audit Committee held 3 formal meetings.

The Audit Committee:

●	oversees the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company;

●	meets at least once per fiscal year with the Company’s outside auditors with respect to matters relating to the Company’s accounting and financial reporting processes, the audits of the Company’s financial statements, the Company’s application of accounting principles and the Company’s internal controls, and advises the Board of Directors with respect thereto;

●	is responsible for ensuring its receipt from the outside auditors of a formal written statement delineating all relationships between the auditor and the Company, actively engaging in a dialogue with the auditor with respect to any disclosed relationships or services that may impact the objectivity and independence of the auditor and taking, or recommending that the full Board take, appropriate action to oversee the independence of the outside auditor;

●	is directly responsible for the appointment, compensation, retention, oversight of the work and, where appropriate, replacement of any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company, and each such registered public accounting firm must report directly to the Audit Committee; and

●	oversees procedures established for (i) the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters; (ii) confidential, anonymous submissions by the Company’s employees of concerns regarding questionable accounting or auditing matters and compliance with the Company’s Code of Ethics; and (iii) the review and oversight of all related party transactions.

Compensation Committee

In April 2014, we established a separately-designated standing Compensation Committee in accordance with the Nasdaq Listing Rules. The Compensation Committee is comprised of Christopher Pechock (chair), Dr. Louis J. Aronne and Dr. Peter Diamandis. During the fiscal year ended December 31, 2014, the Compensation Committee held 2 formal meetings.

The Compensation Committee:

●	oversees the compensation policies and their specific application to our executive officers;
●	prepares an annual report on executive compensation for inclusion in the our Annual Report on Form 10-K and/or proxy statement;
●	negotiates and approves the compensation of our chief executive officer and our other executive officers;
●	selects a peer group of companies against which to compare our compensation of our executive officers, if it deems such comparison necessary;
●	monitors compensation trends and solicits independent advice when deemed appropriate; and
●	approves, rejects or modifies incentive bonus compensation plans for our senior management, as recommended by management.

Director Nominations

Our Board of Directors does not maintain a separate nominating committee. Functions customarily performed by a nominating committee are performed by the independent members of our Board. In evaluating and determining whether to nominate a candidate for a position on the Board, the independent members of our Board utilize a variety of methods and considers criteria such as high professional ethics and values, experience on the policy-making level in business or scientific/medical research experience relevant to our product candidates and a commitment to enhancing stockholder value. Candidates may be brought to the attention of the independent members of the Board by current Board members, stockholders, officers or other persons. The independent members of the Board will review all candidates in the same manner regardless of the source of the recommendation.

We have no formal policy regarding diversity of our Board of Directors. The independent members of our Board may therefore consider a broad range of factors relating to the qualifications and background of nominees, which may include diversity, which is not only limited to race, gender or national origin. The priority of the independent members of our Board in selecting members of the Board of Directors is identifying persons who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among Board members and professional and personal experiences and expertise relevant to our growth strategy.

The independent members of the Board also consider stockholder recommendations for director nominees that are properly received in accordance with the applicable rules and regulations of the SEC. In order to validly nominate a candidate for election or reelection as a director, stockholders must give timely notice of such nomination in writing to our Corporate Secretary and include, as to each person whom the stockholder proposes to nominate, all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors in an election contest, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act, and the rules and regulations thereunder (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected).

Board Leadership Structure

Mr. Levy currently serves as our principal executive officer and Dr. Robert J. Hariri serves as chairman of our Board of Directors. The Board of Directors has chosen to separate the principal executive officer and chairman positions because it believes that (i) independent oversight of management is an important component of an effective board of directors and (ii) this structure benefits the interests of all stockholders. If the Board of Directors convenes for a special meeting, the non-management directors will meet in executive session if circumstances warrant. Given the composition of the Board of Directors with a strong slate of independent directors, the Board of Directors does not believe that it is necessary to formally designate a lead independent director at this time, although it may consider appointing a lead independent director if circumstances change. We believe that the structure described above is the best structure to lead us in the achievement of our goals and objectives and establishes an effective balance between management leadership and appropriate oversight by independent directors.

Board Role in Risk Oversight

Senior management is responsible for assessing and managing our various exposures to risk on a day-to-day basis, including the creation of appropriate risk management programs and policies.  The Board is responsible for overseeing management in the execution of its responsibilities and for assessing our approach to risk management.  In addition, an overall review of risk is inherent in the Board’s consideration of our long-term strategies and in the transactions and other matters presented to the Board, including capital expenditures, acquisitions and divestitures, and financial matters.

Code of Ethics

We have adopted a corporate Code of Ethics. The text of our Code of Ethics, which applies to our employees, officers and directors, is posted in the “Corporate Governance” section of our website, http://www.myoscorp.com. A copy of our Code of Conduct and Ethics is also available in print, free of charge, upon written request to 45 Horsehill Road, Suite 106, Cedar Knolls, New Jersey 07927, Attention: Peter Levy

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to report their initial beneficial ownership and any subsequent changes in that beneficial ownership of our securities to the SEC.  Based solely on a review of the copies of the reports furnished to us, we believe that all such reports for the year ended December 31, 2014 were filed on a timely basis with the exceptions of one late Form 4 filing for each of Dr. Venter and Dr. Hariri.

Item 11.	Executive Compensation.

Summary Compensation Table

The table below sets forth the compensation earned for services rendered to us, for fiscal years indicated, by our executive officers.

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	All Other Compensation ($) (5)	Total ($)

Peter Levy	2014	245,833	20,000	-	33,824	21,365	321,022
(President)	2013	219,000	80,000	-	198,000	19,913	516,913

Joseph C. DosSantos	2014	130,000	15,000	-	223,760	13,101	381,861
(Chief Financial Officer)	2013	-	-	-	-	-	-

Dr. Robert C. Ashton, Jr.	2014	238,257	50,000	-	137,140	29,405	454,802
(Chief Medical Officer)	2013	-	-	-	-	-	-

Carl DeFreitas	2014	70,000	-	-	64,688	122,270	256,958
(Former Chief Financial Officer) (1)	2013	-	-	-	42,800	165,000	207,800

Glen R. Fleischer	2014	-	-	-	-	-	-
(Former Chief Executive Officer) (2)	2013	105,641	-	-	-	-	105,641

Andrew J. Einhorn	2014	-	-	-	-	-	-
(Former Chief Financial Officer) (3)	2013	18,333	-	-	-	17,031	35,364

(1)	Mr. DeFreitas resigned as Chief Financial Officer on May 19, 2014.

(2)	Mr. Fleischer resigned as Chief Executive Officer on April 25, 2013.

(3)	Mr. Einhorn resigned as Chief Financial Officer on February 6, 2013.

(4)	Amounts reflect the aggregate grant date fair value of stock option awards computed in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” The assumptions used in determining the grant date fair value of these awards for their respective years are set forth in Part IV, Item 15, “Notes to Consolidated Financial Statements: Note 10 – Stock Compensation.”

(5)	The amounts in All Other Compensation column of the Summary Compensation Table reflect the following:

Name	Consulting Agreements	Health Insurance Expenses	401(k) Matching Contribution	Other Perquisites	Total Other Compensation
Peter Levy	$-	17,554	3,773	38	$21,365
Joseph C. DosSantos	$-	10,196	2,867	38	$13,101
Dr. Robert C. Ashton, Jr.	$-	22,034	7,333	38	$29,405
Carl DeFreitas	$113,719	6,833	1,680	38	$122,270

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

Joseph C. DosSantos

On May 19, 2014, we entered into an employment agreement with Joseph C. DosSantos pursuant to which Mr. DosSantos will serve as our Chief Financial Officer. Pursuant to the terms of the Agreement, Mr. DosSantos will work for us on a full-time basis and will receive an annual base salary of $200,000.  Mr. DosSantos may receive an annual cash bonus in an amount up to 50% of his base salary, as may be determined by the Board in its sole discretion. Mr. DosSantos also received a signing bonus of $15,000.  In addition, Mr. DosSantos was granted a stock option to purchase 20,000 shares of the Company’s common stock at $12.55, which shares will vest in four equal annual installments commencing on May 19, 2015. The term of the agreement is one year, and the agreement will automatically renew for successive one-year periods, unless a notice of non-renewal is provided by either party at least sixty days prior to the expiration date of the term.

In the event Mr. DosSantos’s employment is terminated by the Company for cause (as defined in the agreement) or as a result of death or disability, or if Mr. DosSantos terminates his employment without good reason (as defined in the agreement), Mr. DosSantos will be entitled to receive any accrued and unpaid base salary and employee benefits up to the date of termination as well as retain any portion of the stock option that has previously vested.

In the event Mr. DosSantos’s employment is terminated by the Company for any reason other than cause, death or disability, or if Mr. DosSantos terminates his employment for good reason, he will be entitled to receive any accrued and unpaid base salary and employee benefits up to the date of termination as well as the vested portion of the stock option.  In addition, he will be entitled to receive his base salary for twelve months (or six months in the event his employment is terminated prior to May 19, 2015), a cash amount equal to the greater of (i) $50,000 or (ii) the average of all annual cash bonuses received under the Agreement, and payment of all COBRA premiums for twelve months (or six months in the event his employment is terminated prior to May 19, 2015), following the date of termination.

In the event Mr. DosSantos’s employment is terminated by the Company in connection with, or as a result of, a change of control (as defined in the agreement), or if Mr. DosSantos terminates his employment for good reason following a change in control, he will be entitled to receive any accrued and unpaid base salary and employee benefits up to the date of termination. In addition, he will be entitled to receive his base salary for twelve (or six months in the event his employment is terminated prior to May 19, 2015) months following the date of termination, a cash amount equal to the greater of (i) $50,000 or (ii) the average of the three most recent annual cash bonuses received under the Agreement, and payment of all COBRA premiums for twelve months (or six months in the event his employment is terminated prior to May 19, 2015) following the date of termination. Furthermore, the unvested portion of the stock option will vest as of the date of the consummation of the change in control.

The agreement contains customary non-competition and non-solicitation provisions that extend to two years after termination of Mr. DosSantos’s employment with the Company.  Mr. DosSantos also agreed to customary terms regarding confidentiality and ownership of product ideas.

Dr. Robert C. Ashton, Jr.

On February 12, 2014, we entered into an offer letter with Dr. Robert C. Ashton, Jr. to serve as our Chief Medical Officer. Pursuant to the terms of the offer letter, Dr. Ashton will work for us on a full-time basis as an at-will employee and will receive an annual base salary of $250,000. Dr. Ashton’s targeted annual bonus is 50% of his annual base salary, of which $50,000 is guaranteed and the remainder will be based on his and the Company’s performance, as determined by our board of directors in its sole discretion. Dr. Ashton also received a stock option to purchase 20,000 shares of the Company’s common stock at $12.50 per share which will vest in four equal semi-annual installments commencing upon the six-month anniversary of his start date.

Outstanding Equity Awards at 2014 Fiscal Year End

The following table presents, for each of the named executive officers, information regarding outstanding equity awards as of December 31, 2014.

Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Peter Levy	11/20/2012	40	-	$10.00	11/20/2022
Peter Levy	1/07/2013	10,000	10,000	$12.50	1/7/2023
Peter Levy	3/10/2014	1,000	3,000	$8.60	3/10/2024
Joseph DosSantos	5/19/2014	-	20,000	$12.55	5/19/2024
Dr. Robert C. Ashton, Jr.	1/17/2014	5,000	15,000	$12.50	1/17/2024
Carl DeFreitas	2/28/2013	1,500	500	$12.50	2/28/2023
Carl DeFreitas	8/21/2013	500	500	$12.50	8/21/2023
Carl DeFreitas	11/27/2013	1,000	1,000	$12.50	11/27/2023
Carl DeFreitas	2/18/2014	6,000	2,000	$12.50	2/18/2024

Director Compensation

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended December 31, 2014. All compensation paid to our employee directors is included under the summary compensation table above.

	Stock Awards	Option Awards	Total
Name	($) (1)	($) (1)	($)
Dr. Robert J. Hariri	-	343,820	343,820
Dr. Louis J. Aronne	17,600	63,420	81,020
Dr. Peter Diamandis	-	21,140	21,140
Dr. Buzz Aldrin	-	21,140	21,140
Dr. Sapna Srivastava	-	21,140	21,140
Dr. J. Craig Venter	-	177,113	177,113
Christopher Pechock	-	-	-

(1)	The value of awards and stock options equals the aggregate grant date fair value of awards computed in accordance with ASC 718. The assumptions used in determining the grant date fair value of these awards for their respective years are set forth in Part IV, Item 15, “Notes to Consolidated Financial Statements: Note 10 – Stock Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of March 19, 2015 by:

●	each person known by us at that date to be the beneficial owner of more than 5% of the outstanding shares of our based solely on Schedule 13D/13G filings with the Securities and Exchange Commission;

●	each of our officers and directors at such date; and

●	all of our executive officers and directors at such date, as a group.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them. As of March 19, 2015, there were 3,103,300 shares of our common stock outstanding.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Class
Dr. Robert J. Hariri (2)	324,714	9.27%
Dr. Louis J. Aronne (3)	43,222	1.23%
Dr. Peter Diamandis (4)	17,694	*
Dr. Buzz Aldrin (5)	14,000	*
Dr. Sapna Srivastava (6)	14,250	*
Dr. J. Craig Venter (7)	4,400	*
Christopher Pechock (8)	176,500	5.04%
Peter Levy (9)	37,040	1.06%
Joseph C. DosSantos	-	-
Dr. Robert C. Ashton, Jr. (10)	10,000	*
Joseph Mannello (11)	268,635	7.67%
Directors and officers as a group (10 persons)	641,820	18.32%

* Less than 1.00%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o MYOS Corporation, 45 Horsehill Road, Suite 106, Cedar Knolls, New Jersey 07927.

(2)	Includes shares held by Hariri Family Ltd. Partnership. Includes 119,500 shares exercisable upon exercise of vested stock options.

(3)	Includes 25,250 shares exercisable upon exercise of vested stock options.

(4)	Includes 12,250 shares exercisable upon exercise of vested stock options.

(5)	Includes 12,000 shares exercisable upon exercise of vested stock options.

(6)	Includes 10,250 shares exercisable upon exercise of vested stock options.

(7)	Includes 4,400 shares exercisable upon exercise of vested stock options.

(8)	Includes 75,000 shares exercisable upon exercise of warrants. Includes 1,500 shares exercisable upon exercise of vested stock options.

(9)	Includes 22,040 shares exercisable upon exercise of vested stock options.

(10)	Includes 10,000 shares exercisable upon exercise of vested stock options.

(11)	Includes 100,001 shares exercisable upon exercise of warrants.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The following is a description of the transactions we have engaged in during the year ended December 31, 2014 and through the date of this Report, with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates.

On August 14, 2014, we entered into a consulting agreement with Muscle Longevity LLC, a company controlled by Janine Divenuto, to provide introductions and referrals to new distribution channels for our products including, but not limited to, health and wellness centers and sports nutrition companies and to conduct industry research and advise us regarding distributors, markets, and sales opportunities for the Company’s products. As compensation for the services, Muscle Longevity LLC was paid a consulting fee of $10,000 per month. The consulting agreement was terminated on October 3, 2014.

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

Our board of directors has established an audit committee consisting of independent directors. This committee, among other duties, is charged with review, and if appropriate, ratify all agreements and transactions which had been entered into with related parties, as well as review and ratify all future related party transactions.

Item 14.	Principal Account Fees and Services.

During the fiscal years ended December 31, 2013 and from January 1, 2014 to June 20, 2014, Seligson & Giannattasio, LLP, or S&G, served as our principal accountant. The following is a summary of fees paid or to be paid to S&G for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the annual audits of our financial statements, quarterly reviews of financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements. Audit fees paid to S&G for the fiscal years ended December 31, 2014 and 2013 were $6,500 and $50,000, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. Audit related fees paid to S&G for the fiscal year ended December 31, 2014 were $10,280. There were no fees billed for audit-related services rendered by S&G during the fiscal year ended December 31, 2013.

Tax Fees. There were no fees billed for tax services rendered by S&G during the last two fiscal years.

All other fees. Other fees paid to S&G for the fiscal year ended December 31, 2014 were $32,000. There were no fees billed for other services rendered by S&G during the fiscal year ended December 31, 2013.

From June 20, 2014 to December 31, 2014, EisnerAmper, LLP, or EisnerAmper, served as our principal accountant. The following is a summary of fees paid or to be paid to EisnerAmper.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the annual audits of our financial statements, quarterly reviews of financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements. Audit fees paid to EisnerAmper for the fiscal year ended December 31, 2014 were $62,825. There were no fees billed for audit fees rendered by EisnerAmper during the fiscal year ended December 31, 2013.

Audit-Related Fees.  Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were no fees billed for audit-related services rendered by EisnerAmper during the last two fiscal years.

Tax Fees. There were no fees billed for tax services rendered by EisnerAmper during the last two fiscal years.

All other fees.  There were no fees billed for other services rendered by EisnerAmper during the last two fiscal years.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statements and Schedules

Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

1.1	Engagement Letter by and between the Company and Chardan Capital Markets, LLC, dated November 17, 2014	8-K	1.1	11/19/14

3.1	Articles of Incorporation	SB-2	3(a)	6/27/07

3.2	Bylaws	SB-2	3(b)	6/27/07

3.3	Certificate of Amendment to Articles of Incorporation, dated June 8, 2010	14C	A	6/09/10

3.4	Certificate of Change Pursuant to Nevada Revised Statutes 78.209, dated February 4, 2014	8-K	3.1	2/10/14

3.5	Certificate of Amendment to Articles of Incorporation, dated December 22, 2014	8-K	3.1	12/23/14

3.6	Articles of Merger, dated May 15, 2012	8-K	3.1	5/21/12

4.1	Form of Series A Warrant	8-K	4.1	1/28/14

4.2	Form of Series B Warrant	8-K	4.2	1/28/14

4.3*	Form of Series C Warrant

4.4*	Form of Series D Warrant

4.5*	Form of Series E Warrant

10.1	Intellectual Property Purchase Agreement, dated February 25, 2011, by and among the Registrant, Atlas Acquisition Corp. and Peak Wellness, Inc.	8-K	10.1	3/3/11

10.2	Intellectual Property Assignment Agreement, dated February 25, 2011, by and among Atlas Acquisition Corp. and Peak Wellness, Inc.	8-K	10.6	3/3/11

10.3^	First Amended and Restated Exclusive Supply Agreement by and between the Company and Deutsches Institut fur Lebensmitteltechnik e.V. - the German Institute for Food Technologies, dated July 18, 2014	8-K	10.1	7/24/14

10.4	Amended and Restated Employment Agreement, dated as of February 8, 2013, by and between Peter Levy and the Company	8-K	10.1	2/11/13

10.5	Employment Agreement, dated as of May 19, 2014, by and between Joseph C. DosSantos and the Company	8-K	10.1	5/19/14

10.6*	Employment Offer Letter, dated as of February 12, 2014, by and between Dr. Robert C. Ashton, Jr. and the Company

10.7	Form of Advisory Board Agreement	S-1	10.6	8/6/12

10.8	Commercial Lease, dated August 1, 2012	S-1	10.10	8/6/12

10.9	First Amendment to Commercial Lease, dated June 6, 2014	8-K	10.1	6/6/14

10.10	Form of Securities Purchase Agreement, dated January 27, 2014	8-K	10.1	1/28/14

10.11	Form of Securities Purchase Agreement, dated November 17, 2014	8-K	10.1	11/19/14

10.12	Revolving Note and Security Agreement by and between the Company and City National Bank, as amended	10-Q	10.2	11/13/14

10.13*	2012 Equity Incentive Plan, as amended

16.1	Letter from Seligson & Giannattasio, LLP, dated June 23, 2014	8-K	16.1	6/23/14

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Seligson & Giannattasio, LLP, Independent Registered Public Accounting Firm

23.2*	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

^Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MYOS CORPORATION

Date: March 27, 2015	By:	/s/ Joseph C. DosSantos
Name: Joseph C. DosSantos
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title(s)	Date

/s/ Peter Levy	President	March 27, 2014
Peter Levy	(Principal Executive Officer)

/s/ Dr. Robert J. Hariri	Chairman of the Board	March 27, 2014
Dr. Robert J. Hariri

/s/ Dr. Louis Aronne	Director	March 27, 2014
Dr. Louis Aronne

/s/ Dr. Buzz Aldrin	Director	March 27, 2014
Dr. Buzz Aldrin

/s/ Dr. Peter Diamandis	Director	March 27, 2014
Dr. Peter Diamandis

/s/ Christopher Pechock	Director	March 27, 2014
Christopher Pechock

/s/ Dr. Sapna Srivastava	Director	March 27, 2014
Dr. Sapna Srivastava

/s/ Dr. J. Craig Venter	Director	March 27, 2014
Dr. J. Craig Venter

/s/ Joseph C. DosSantos	Chief Financial Officer	March 27, 2014
Joseph C. DosSantos	(Principal Financial Officer and Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

MYOS Corporation:

We have audited the accompanying consolidated balance sheet of MYOS Corporation and subsidiary (the “Company”) as of December 31, 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2014. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MYOS Corporation and subsidiary as of December 31, 2014, and the consolidated results of their operations and their cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and requirement for additional capital resources raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper, LLP

Iselin, New Jersey

March 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

MYOS Corporation:

We have audited the accompanying consolidated balance sheet of MYOS Corporation (the "Company") and subsidiary as of December 31, 2013 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiary as of December 31, 2013 and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Seligson & Giannattasio, LLP

Seligson & Giannattasio, LLP

White Plains, New York

March 28, 2014

MYOS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,	December 31,
	2014	2013

ASSETS
Current assets:
Cash	$1,567	$451
Accounts receivable, net	982	645
Inventories, net	1,814	143
Prepaid expenses and other current assets	745	215
Total current assets	5,108	1,454

Fixed assets, net of accumulated depreciation	313	344
Intangible assets, net of accumulated amortization	1,990	2,038
Total assets	$7,411	$3,836

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$79	$184
Accrued expenses	495	312
Total current liabilities	574	496

Contract liability	101	-

Total liabilities	675	496

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value; 500,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 8,000,000 and 6,000,000 authorized at December 31, 2014 and 2013, respectively; 3,103,300 and 2,227,447 shares issued and outstanding at December 31, 2014 and 2013, respectively	3	2
Additional paid-in capital	25,100	17,246
Accumulated deficit	(18,367)	(13,908)
Total stockholders' equity	6,736	3,340

Total liabilities and stockholders' equity	$7,411	$3,836

See accompanying Notes to Consolidated Financial Statements

MYOS CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Years Ended December 31,
	2014	2013

Net sales	$3,343	$3,318
Cost of sales (excludes amortization of acquired intangibles)	1,420	1,521
Gross profit	1,923	1,797
Operating expenses
Research and development	1,348	754
Selling, general and administrative	5,621	5,310
Amortization	154	-
Loss on asset impairment	5	-
Total operating expenses	7,128	6,064
Operating loss	(5,205)	(4,267)

Other income (expense):
Interest income	2	4
Interest expense	(4)	-
Total other income (expense)	(2)	4
Loss before income taxes	(5,207)	(4,263)

Income tax benefit	748	-
Net loss and comprehensive loss	(4,459)	(4,263)

Net loss per share attributable to common shareholders:
Basic and diluted	$(1.56)	$(1.93)

Weighted average number of common shares outstanding:
Basic and diluted	2,853	2,213

See accompanying Notes to Consolidated Financial Statements

MYOS CORPORATION AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional		Total stockholders'
	Shares	Amount $.001 par	paid-in capital	Accumulated deficit	equity (deficit)
Balance at January 1, 2013	2,200,667	$2	$15,841	$(9,645)	$6,198
Shares issued to employee	20	-	-		-
Shares issued for services	26,760	-	70		70
Stock-based compensation expense		-	1,335		1,335
Net loss				(4,263)	(4,263)
Balance at December 31, 2013	2,227,447	$2	$17,246	$(13,908)	$3,340
Proceeds from issuance of common stock, net	825,211	1	6,233		6,234
Shares issued for private placement fee	47,351	-	-		-
Additional shares issued for odd lots in connection with reverse stock split	91	-	-		-
Shares issued to directors	7,000	-	-		-
Shares issued to employees	200
Shares issued for services	6,000	-	-		-
Forfeiture of shares issued for services	(10,000)	-	(70)		(70)
Stock-based compensation expense		-	1,691		1,691
Net loss				(4,459)	(4,459)
Balance at December 31, 2014	3,103,300	$3	$25,100	$(18,367)	$6,736

See accompanying Notes to Consolidated Financial Statements

MYOS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(4,459)	$(4,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49	37
Amortization	155	-
Provision for inventory reserve	328	-
Bad debt expense	390	-
Stock-based compensation	1,691	1,335
Derivative charges and credits	-	28
Impairment charge	5	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(727)	(443)
(Increase) decrease in inventories	(1,999)	76
(Increase) decrease in prepaid expenses and other assets	(600)	(61)
Increase (decrease) in accounts payable and accrued expenses	78	137
Net cash used in operating activities	(5,089)	(3,154)

Cash Flows From Investing Activities:
Additions to fixed assets	(23)	(373)
Acquisition of intangible assets	(6)	(2)
Net cash used in investing activities	(29)	(375)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	6,551	-
Offering costs	(317)	-
Net cash provided by financing activities	6,234	-

Net increase (decrease) in cash	1,116	(3,529)
Cash at beginning of period	451	3,980
Cash at end of period	$1,567	$451

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4	$-
Income taxes, net of refunds	$2	$2

Supplemental schedule of non-cash investing and financing activities:
Shares issued for private placement fee	$355	$-
Warrants issued with common stock	$4,973	$-
Patent acquired in exchange for royalties obligation	$101	$-
Forfeiture of restricted stock for prepaid consulting services	$(70)	$-
Stock issued for prepaid consulting services	$-	$70
Conversion of derivative liability to accrued expense	$-	$150

See accompanying Notes to Consolidated Financial Statements

MYOS CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND LIQUIDITY

Nature of Operations

MYOS Corporation is an emerging bionutrition and biotherapeutics company focused on the discovery, development and commercialization of products that improve muscle health and function. The Company was incorporated under the laws of the State of Nevada on April 11, 2007. As used in this report, the terms the “Company”, “MYOS”, “our”, or “we”, refer to MYOS Corporation, its predecessor, Atlas Therapeutics Corporation, and subsidiary, unless the context indicates otherwise. On February 25, 2011, the Company entered into an agreement to acquire the intellectual property for Fortetropin®, our platform dietary supplement product from Peak Wellness, Inc. (the "Acquisition"). Since the Acquisition, the Company’s principal business activities have been focused on deepening our scientific understanding of the activity of Fortetropin and to leverage this knowledge to strengthen and build our intellectual property; developing sales and marketing strategies aimed at expanding our commercial presence in the sports nutrition and age management markets; evaluating the value of Fortetropin in therapeutic markets, including the treatment of sarcopenia, cachexia, anorexia, obesity and muscular-related conditions; and, conducting research and development focused on the discovery, development and commercialization of other products and technologies aimed at maintaining or improving the health and performance of muscle tissue. Since its inception in April 2007, the Company has recognized revenues of $7,672. The Company’s activities are subject to significant risks and uncertainties.

Our commercial focus is to leverage our clinical data to develop proprietary products including direct-to-consumer branded products using multiple product delivery formats to target the large, but currently underserved, markets focused on muscle health. Our first commercial product, MYO-T12, is currently sold in the sports nutrition market through an agreement with Maximum Human Performance (“MHP”), a company engaged in the development, marketing and distribution of nutritional and other supplemental products for consumer use. MHP distributes MYO-T12 principally in the U.S. under the brand name MYO-X®, which is currently available on retailer websites and in specialty retailers. In February 2014, we expanded our commercial operations into the age management market through an agreement with Cenegenics Product and Lab Services, LLC (“Cenegenics”). Under the distribution agreement, Cenegenics agreed to exclusively distribute and promote a proprietary formulation of Fortetropin through its age management centers in the U.S. and its community of physicians focused on treating a growing population of patients focused on proactively addressing age-related health and wellness concerns.

While we may continue to sell our products through distributors, we expect to continue developing our own core branded products, which we anticipate launching at the end of the first quarter of 2015, and to pursue additional markets such as medical foods and international opportunities. Our direct-to-consumer portfolio of branded products will feature a line of muscle health bars, meal replacement shakes and daily supplement powders each powered by a full 6.6 gram single serving of Fortetropin. Initially, our branded products will be sold through online ecommerce and marketed through targeted digital direct advertising, which we anticipate will support future expansion into retail channels. The growing awareness of the potential therapeutic uses of myostatin inhibition supports continued development of our own core branded products. We remain committed to continuing our focus on various clinical trials in support of our marketing claims as well as to enhance our intellectual property, to develop product improvements and new products and to reduce the cost of our products by finding more efficient manufacturing processes and contract manufacturers.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial information presented herein reflects all normal adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The Company is responsible for the consolidated financial statements included in this report.

Liquidity

As of December 31, 2014, the Company had cash of $1,567 to meet current obligations and working capital of $4,534 (current assets of $5,108, less current liabilities of $574). We have incurred net losses since our inception. For the years ended December 31, 2014 and 2013 our net loss was $4,459 and $4,263, respectively. In addition, net cash used in operating activities for the years ended December 31, 2014 and 2013 was $5,089 and $3,154, respectively. At December 31, 2014 and 2013, we had an accumulated deficit of $18,367 and $13,908, respectively. Since the Company’s inception, net cash provided by financing activities, which has been our primary source of cash flows, was $15,345. As of the filing date of this Form 10-K, management believes that there may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months. We expect that we will need to seek additional funding through public or private financing or through collaborative arrangements with strategic partners in the second quarter of 2015 as we do not expect to have sufficient cash to operate past such date. These facts raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, we are evaluating various alternatives, including reducing operating expenses and personnel costs, securing additional financing for future business activities and other strategic alternatives.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MYOS Corporation and its wholly-owned subsidiary, Atlas Acquisition Corp. All material intercompany balances and transactions between and among its consolidated subsidiary have been eliminated.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, equity and the disclosures of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future non-conforming events. Accordingly, the actual results could differ significantly from estimates. Significant items subject to such estimates include but are not limited to the valuation of stock-based awards, measurement of allowances for doubtful accounts and inventory reserves, the selection of asset useful lives, fair value estimations used to test long-lived assets, including intangibles, impairments and provisions necessary for assets and liabilities.

The Company currently cannot predict what future sales, if any, will come from the Company's distributors. In addition, the Company plans to launch its direct-to-consumer branded products at the end of the first quarter of 2015. Management's estimates, including evaluation of impairment of long-lived assets and inventory reserves are based in part on forecasted future results. A variety of factors could cause actual results to differ from forecasted results and these differences could have a significant effect on asset carrying amounts.

Cash & Cash Equivalents

As of December 31, 2014 and 2013, the Company had cash of $1,567 and $451, respectively. The Company considers all highly liquid investments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At December 31, 2014 and 2013, the Company had no cash equivalents.

The Company maintains its bank accounts with high credit quality financial institutions and has never experienced any losses related to these bank accounts. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its financial institutions. The balance at times may exceed federally insured limits. At December 31, 2014 and 2013, the Company's uninsured cash balances totaled $1,292 and $197, respectively.

Concentrations of Risk, Significant Customers and Significant Supplier

The Company currently sells its products primarily through two distributors, MHP and Cenegenics. Credit risk is concentrated among these customers. The Company monitors economic conditions and performs ongoing credit evaluation of its customers. Management regularly reviews accounts receivable, and if necessary, establishes an allowance for doubtful accounts that reflects management’s best estimate of amounts that may not be collectible based on historical collection experience and specific customer information. Bad debt expense recognized as a result of an allowance for doubtful accounts is classified under selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. If we are unable to collect the outstanding accounts receivable from our distributors, or if our distributors are unable or unwilling to purchase our products and we are unable to secure alternative customers, our operating results and financial condition will be adversely affected.

Bad debt expense was $390 and $0 for the years ended December 31, 2014 and 2013, respectively. Bad debt expense for the year ended December 31, 2014 related to recording an allowance for doubtful accounts against existing accounts receivable balance of Cenegenics based on management’s best estimate of amounts that may not be collectible.

At December 31, 2014 and 2013, the Company had the following concentrations of net accounts receivable with customers:

	December 31,	December 31,
	2014	2013
MHP	$-	$645
Cenegenics	1,372	-
Subtotal	1,372	645
Allowance for doubtful accounts	(390)	-
Accounts receivable, net	$982	$645

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

For the years ended December 31, 2014 and 2013, the Company had the following concentrations of revenues with customers:

	Years Ended December 31,
	2014	2013
MHP	36%	100%
Cenegenics	63%	0%
Other	1%	0%
Total	100%	100%

The Company currently relies on one third-party manufacturer to produce Fortetropin (see Note 12 – Commitments and Contingencies - Supply Agreement). This manufacturer purchases all the needed raw materials from suppliers and coordinates any additional production steps with third-parties. We have multiple vendors for blending, packaging and labeling. The Company is pursuing other supply alternatives.

Inventories, net

Inventories are valued at the lower of cost or market, with cost determined on a first in, first-out basis. The Company writes down inventories to net realizable value based on forecasted demand, market conditions or other factors.

Fixed Assets

Fixed assets are stated at cost and depreciated to their estimated residual value over their estimated useful lives of 3 to 7 years. Leasehold improvements are amortized over the lesser of the asset's useful life or the contractual remaining lease term including expected renewals. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are reversed from the accounts and the resulting gains or losses are included in the Consolidated Statements of Operations and Comprehensive Loss.

Depreciation is provided using the straight-line method for all fixed assets.

We review our fixed assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. If the assets are determined to be unrecoverable, an impairment loss is calculated by determining the difference between the carrying values and the estimated fair value. Included in the year ended December 31, 2014, was an impairment charge of $5 to reduce the unrecoverable net carrying value of a capitalized fixed asset to zero. We did not consider any of our property and equipment to be impaired during the year ended December 31, 2013.

Intangible Assets

The Company’s intangible assets primarily relate to intellectual property pertaining to Fortetropin, including the MYO-T12 formula, trademarks, trade secrets, patent application and domain names acquired from Peak Wellness, Inc. in February 2011. The intellectual property asset was initially recorded as an indefinite-lived intangible asset and tested annually during the fourth quarter for impairment or more frequently if events or circumstances changed that could potentially reduce the fair value of the asset below its carrying value. In 2011, based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and projected revenues and (iii) assumptions similar to those that market participants would make in valuing the Company's intangible assets, management determined that the carrying values of the intellectual property asset exceeded its fair value. Accordingly, the Company recorded noncash impairment charges totaling $2,662 and reduced the intellectual property asset to its fair value of $2,000. Management performed annual impairment tests in 2012 and 2013 and determined no further impairment existed. During the second quarter of 2014, management made an assessment and based on expansion into new markets and introduction of new formulas determined that the intellectual property had a finite useful life of ten (10) years and began amortizing the carrying value of the intellectual property asset over its estimated useful life. Management made a separate determination that no further impairment existed at the time. Based on two consecutive quarters of minimal revenues combined with our history of operating losses, we tested the intellectual property asset for impairment again in the fourth quarter of 2014 and determined that the asset value was recoverable and therefore, no impairment loss was recognized.

Impairment testing of intangible assets subject to amortization involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In the event the carrying value of the asset exceeds the undiscounted future cash flows, the carrying value is considered not recoverable and an impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. The computed impairment loss is recognized in the period that the impairment occurs. Assets which are not impaired may require an adjustment to the remaining useful lives for which to amortize the asset. Impairment testing requires the development of significant estimates and assumptions involving the determination of estimated net cash flows, selection of the appropriate discount rate to measure the risk inherent in future cash flow streams, assessment of an asset’s life cycle, competitive trends impacting the asset as well as other factors. Changes in these underlying assumptions could significantly impact the asset’s estimated fair value.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

In July 2014, the Company acquired the United States patent application for the manufacture of Fortetropin from Deutsches Institut fur Lebensmitteltechnik e.V. - the German Institute for Food Technologies (“DIL”). The cost of the patent application, which was capitalized as an intangible asset, was determined to be $101, based on the present value of the minimum guaranteed royalty payable to DIL using a discount rate of 10%. The intangible asset will be amortized over an estimated useful life of ten (10) years. The remaining contingent royalty payments will be recorded as the contingency is resolved and the royalty becomes payable under the arrangement. For additional information on the amended supply agreement with DIL refer to “Note 12 – Commitments and Contingencies - Supply Agreement.”

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

Intangible assets at December 31, 2014 and December 31, 2013 consisted of the following:

(In thousand $)	December 31,	December 31,
	2014	2013
Intangibles with finite lives:
Intellectual property	$2,101	$-
Less: accumulated amortization	(155)	-
Total intangibles with finite lives:	1,946	-
Intangibles with indefinite lives:
Intellectual property	-	2,000
Patent costs	44	38
Total intangibles with indefinite lives:	44	2,038
Total intangible assets, net	$1,990	$2,038

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense for intangible assets is estimated to be $210 in each of the next five years.

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

Research and Development

Research and development expenses consist primarily of salaries, benefits, and other related costs, including stock-based compensation, for personnel serving in our research and development functions, and other internal operating expenses, the cost of manufacturing our product for clinical study, the cost of conducting clinical studies and the cost of conducting preclinical and research activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are initially capitalized and are then recognized as an expense as the related goods are consumed or the services are performed.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Advertising

The Company charges the costs of advertising to selling, general and administrative expense as incurred. Advertising and promotional costs, which consist primarily of co-operative advertising fees payable to MHP, were $732 and $1,659 for the years ended December 31, 2014 and 2013, respectively. Pursuant to our distribution agreement with MHP, the Company has a co-operative advertising arrangement whereby the Company pays MHP a fee for each unit sold.

Shipping and Handling Costs

The Company records costs of shipping product to our distributors in cost of sales. These expenses were $10 and $0 for the years ended December 31, 2014 and 2013, respectively.

Foreign Currency

Our revenues are generated in U.S. dollars, while a significant portion of our expenses may be incurred in foreign currencies, principally the payments to our primary manufacturer that are paid in euros. Foreign currency gains resulting from transactions denominated in a currency other than the functional currency were $42 and $0 for the years ended December 31, 2014 and 2013, respectively, and are included in selling, general and administrative expense, net in the accompanying consolidated statements of operations.

Stock-based Compensation

Generally, stock-based payments are measured at their estimated fair value on the date of grant. Stock-based awards to non-employees are re-measured at fair value each financial reporting date until performance is complete. Stock-based compensation expense recognized during a period is based on the estimated number of awards that are ultimately expected to vest. For stock options and restricted stock that do not vest immediately but which contain only a service vesting feature, we recognize compensation cost on the unvested shares and options on a straight-line basis over the remaining vesting period.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options and the market price of our common stock on the date of grant for the fair value of restricted stock issued. Our determination of fair value of stock-based awards is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and certain other market variables such as the risk-free interest rate.

Stock-based compensation expense for awards to employees and non-employees was $1,691 and $1,335 for the years ended December 31, 2014 and 2013, respectively.

Comprehensive Loss

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by, or distributions to, the Company’s stockholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are included in comprehensive income (loss), but excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company had no other comprehensive income (loss) items for the years ended December 31, 2014 and 2013. Accordingly, the Company's comprehensive loss and net loss are the same for all periods presented.

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

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

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

A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement. At December 31, 2014 and 2013, the Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable and accrued expenses. Due to their short-term nature, the carrying amounts of the Company’s financial instruments approximated their fair values.

Basic and Diluted Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potential dilutive securities outstanding had been issued. The Company uses the “treasury stock” method to determine the dilutive effect of common stock equivalents such as options, warrants and restricted stock. For the years ended December 31, 2014 and 2013, the Company incurred a net loss. Accordingly, the Company’s common stock equivalents were anti-dilutive and excluded from the diluted net loss per share computation. The aggregate number of potentially dilutive common stock equivalents outstanding at December 31, 2014 and 2013 but excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 1,541,330 and 232,320, respectively.

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

Interest costs and penalties related to income taxes are classified as interest expense and operating expenses, respectively, in the Company's financial statements. For the years ended December 31, 2014 and 2013, the Company did not recognize any interest or penalty expense related to income taxes. The Company files income tax returns in the U.S. federal jurisdiction and states in which it does business.

Reclassifications

The Company has revised the presentation of “Selling, General and Administrative Expenses” within the Consolidated Statements of Operations for the year ended December 31, 2013 to conform to the current year presentation. Research and development expenses of $754 for the year ended December 31, 2013, were previously not presented separately. This reclassification was for presentation purposes and had no effect on the financial position, results of operations, or cash flows for the period presented.

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

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

In June 2014, the FASB issued Accounting Standards Update 2014-10 – Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASU 2014-10"). The amendments in this update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification. In addition, the amendments eliminate the requirements for development stage entities to (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. For other entities, the amendments are effective for annual reporting periods beginning after December 15, 2014, and interim reporting periods beginning after December 15, 2015. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer be required to present or disclose any information required by Topic 915.

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

NOTE 4 – INVENTORIES, NET

Inventories, net at December 31, 2014 and 2013 consisted of the following:

(In thousand $)	December 31, 2014	December 31, 2013
Raw materials	$1,638	$137
Work in process	2	-
Finished goods	443	6
	2,083	143
Less: inventory reserves	(269)	-
Inventories, net	$1,814	$143

Inventories at December 31, 2014 increased compared to December 31, 2013 primarily due to a production campaign to build inventories in anticipation of launching our own core branded products in 2015. During 2014, the Company recorded inventory reserves of $269 related to slow-moving and off-grade inventories and packaging materials manufactured for MHP and Cenegenics. There was no inventory reserves recorded for the year ended December 31, 2013.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 5 – FIXED ASSETS

Fixed assets at December 31, 2014 and 2013 consisted of the following:

(In thousand $)	December 31, 2014	December 31, 2013
Furniture, fixtures and equipment	$134	$127
Computers and software	21	17
Leasehold improvements	239	234
Other	7	5
Total fixed assets	401	383
Less: accumulated depreciation	(88)	(39)
Net book value of fixed assets	$313	$344

Depreciation expense was $49 and $37 for the years ended December 31, 2014 and 2013, respectively. Repairs and maintenance costs are expensed as incurred.

NOTE 6 – DEBT

Revolving Note

On August 29, 2014, the Company entered into a Loan Revision Agreement, which extended the termination date of the October 2013 revolving credit agreement (as amended, the “Revolving Note”) with City National Bank to August 31, 2015. All other terms evidenced by the Revolving Note remained the same. The Revolving Note provides an aggregate principal amount of $500 in revolving loans collateralized by all inventory, chattel paper, accounts, equipment, general intangibles, securities and instruments. The revolving loans may be borrowed, repaid and re-borrowed, provided at the time of any borrowing no event of default exists. Under the Revolving Note, all principal amounts outstanding with interest thereon is due and payable on August 31, 2015. Committed borrowings under the Revolving Note bear interest from the date of its disbursement at a per annum interest rate equal to prime rate plus 1.25%. The Revolving Note contains customary events of default, including failure to make payment and bankruptcy. At December 31, 2014 and 2013, there were no outstanding borrowings under the Revolving Note. As of the date of this filing, up to $500 of borrowings under the Revolving Note are still available to the Company.

NOTE 7 - PREPAID EXPENSES, OTHER CURRENT ASSETS AND ACCRUED EXPENSES

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses and other current assets at December 31, 2014 and 2013 consisted of the following:

(In thousand $)	December 31, 2014	December 31, 2013
Prepaid insurance	$46	$63
Prepaid research and development	15	-
Prepaid stock compensation	-	70
Prepaid consulting	8	20
Prepaid inventory purchases	664	-
Other	12	62
Total prepaid expenses and other current assets	$745	$215

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Accrued Expenses

Accrued expenses consist of estimated future liability payments that relate to the current and prior accounting periods. Management reviews these estimates regularly to determine their reasonableness. Accrued expenses at December 31, 2014 and 2013 consisted of the following:

(In thousand $)	December 31, 2014	December 31, 2013
Advertising and promotional expense payable	$171	$171
Audit fees payable	25	35
Rent payable	30	30
Research & development	49	-
Accrued salaries & bonuses	92	-
Consulting fees payable	96	65
Other accrued expenses	32	11
Total accrued expenses	$495	$312

Note 8 - Stockholders’ Equity

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

Increase in Number of Authorized Shares

On December 22, 2014, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to increase the number of authorized shares of common stock. As a result of the amendment, the number of the Company’s authorized shares of common stock increased from 6,000,000 to 8,000,000.

Offerings of Common Stock

The Company has periodically issued common stock in connection with certain private and public offerings. The Company has received aggregate gross proceeds of approximately $15.9 million from these offerings as follows:

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

(In thousand $)
			Gross
Date		Shares	Proceeds
February 25, 2011		95,334	$1,430
May 31, 2011		28,200	423
June 27, 2011		37,500	563
July 12, 2011		1,667	25
December 2, 2011		4,000	40
February 10, 2012		65,000	325
February 14, 2012		80,000	400
March 7, 2012		20,000	100
March 15, 2012		35,000	175
March 22, 2012		5,000	25
April 9, 2012		20,000	100
April 24, 2012	*	4,000	-
June 28, 2012		48,000	600
July 6, 2012		411,600	5,145
January 27, 2014		631,346	4,735
November 19, 2014		193,865	1,816
		1,680,512	$15,902

* Shares issued under price protection agreement

Private Placement Proceeds

In January 2014, the Company issued an aggregate of 631,346 shares of common stock and granted two series of warrants (Series A and Series B) to purchase 315,676 and 157,846 shares of common stock, respectively, to certain accredited investors in a private placement and received aggregate gross proceeds of $4,735, or $4,663 net of offering costs. The Series A warrants have a three year term and are exercisable at $15.00 per share. The Series B warrants have a five year term and are exercisable at $45.00 per share. For additional information on the Series A warrants and Series B warrants refer to “Note 9 – Warrants.” The securities were subject to registration rights and have been registered. Brean Capital, LLC (“Brean”) served as placement agent in the private placement and was issued 47,351 shares of common stock with a fair value of $355 based on the market price of our common stock on the date of grant as its fee, or 7.5% of the shares of common stock issued in the private placement.

Public Offering

In November 2014, the Company issued an aggregate of 193,865 units consisting of: (i) one share of our common stock; (ii) one Series C common stock warrant to purchase 0.75 shares of our common stock; (iii) one Series D common stock warrant to purchase one share of our common stock; and, (iv) one Series E common stock warrant to purchase 0.75 shares of our common stock, at a public offering price of $9.37 per unit to institutional and accredited investors in a registered-direct public offering. In addition, the Company is required to issue to the purchasers up to 193,865 additional shares of common stock in the event that the closing price of our common stock is below $14.06 (subject to adjustment) on the twelve month anniversary of the date of issuance, provided that the purchasers continue to hold at least a portion of the shares of common stock issued in the offering on such date (the “Make-Whole Shares”). The Company assessed the warrants and Make-Whole Share provisions and concluded that the warrants and Make-Whole Shares qualified for equity treatment. The Company received aggregate gross proceeds of $1,816, or $1,571 net of offering costs. Each Series C warrant has an exercise price of $12.00 per share, is exercisable subsequent to the six-month anniversary of the date of issuance and separately transferable from the shares and expires on the sixty-sixth month anniversary of the date of issuance. Each Series D warrant has an exercise price of $9.37 per share, is immediately exercisable and separately transferable from the shares, may be redeemed by us in the event that the closing price of our stock is $12.00 or above for 20 consecutive trading days (subject to certain minimum trading volume requirements), and expires on the six month anniversary of the date of issuance. Each Series E warrant is exercisable only if the Series D warrants are exercised, has an exercise price of $15.00 per share, is exercisable subsequent to the six month anniversary of the date of issuance and separately transferable from the shares and expire on the 90-month anniversary of the date of issuance. Chardan Capital Markets, LLC served as placement agent in the offering. The Company agreed to pay a placement fee equal to 7.0% of the aggregate gross proceeds of the offering and from the cash exercise of the Series D common stock warrants in the event such warrants are exercised and 3.5% of the aggregate gross proceeds from investors who were previously introduced to the Company by Brean. Pursuant to the Company’s prior engagement letter with Brean, Brean received a fee equal to 7.0% of the aggregate purchase price paid by Purchasers in the offering that Brean previously introduced to the Company through the January 2014 private placement. For additional information on the Series C, Series D and Series E warrants refer to “Note 9 – Warrants.”

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Note 9 – Warrants

On January 27, 2014, in connection with a private placement (refer to “Note 8 - Stockholders’ Equity – Private Placement Proceeds”), the Company granted warrants to purchase an aggregate of 473,522 shares of common stock as follows: (i) Series A warrants to purchase 315,676 shares of common stock at an exercise price of $15.00 per share (the “Series A Warrant”) and (ii) Series B warrants to purchase 157,846 shares of common stock at an exercise price of $45.00 per share (the “Series B Warrant”). The warrants were determined to have an estimated aggregate fair value of $2,486. The Series A Warrants entitle the holders to purchase shares of common stock for a period of three years from the grant date and the Series B Warrants entitle the holders to purchase common stock for a period of five years from the grant date. The warrants can also be exercised on a cashless basis.

On November 19, 2014 in connection with a registered-direct public offering (refer to “Note 8 - Stockholders’ Equity – Public Offering”), the Company granted warrants to purchase an aggregate of 484,663 shares of common stock as follows: (i) Series C warrants to purchase 145,399 shares of common stock at an exercise price of $12.00 per share (the “Series C Warrant”), (ii) Series D warrants to purchase 193,865 shares of common stock at an exercise price of $9.37 per share (the “Series D Warrant”), (iii) Series E warrants to purchase 145,399 shares of common stock at an exercise price of $15.00 per share (the “Series E Warrant. The Series C, Series D and Series E warrants were determined to have an estimated aggregate fair value of $969, $470, and $1,048, respectively. The Series C Warrants entitle the holders to purchase shares of common stock for a period of 66-months from the grant date, The Series D Warrants entitle the holders to purchase shares of common stock for a period of 6-months from the grant date and the Series E Warrants entitle the holders to purchase shares of common stock for a period of 90-months from the grant date. In addition, the Company granted Make-Whole Shares, which provides for the issuance of up to 193,865 additional shares of common stock in the event that the closing price of our common stock is below $14.06 (subject to adjustment) on the twelve month anniversary of the date of issuance. The Make-Whole Shares, which were determined to have an estimated fair value of $1,049 as of the issuance date, qualified for equity accounting treatment since the economic characteristics of the Make-Whole Shares were determined to be clearly and closely related to the economic characteristics of our common stock under ASC 815, "Derivatives and Hedging." Accordingly the Make-Whole Shares were not bifurcated and accounted separate from the issued shares.

The following table summarizes information about warrants granted during 2014 and outstanding and exercisable at December 31, 2014.

		Number of	Shares Underlying	Shares Underlying	Shares Underlying
		Shares	Warrants	Warrants	Warrants
		Underlying	Exchanged,	Outstanding	Exercisable at		Expiration
		Warrants	Exercised	at December,	December 31,	Exercise	Term in
Description	Grant Date	Granted	or Expired	2014	2014	Price	Years
Series A	January 27, 2014	315,676	-	315,676	315,676	$15.00	2.08
Series B	January 27, 2014	157,846	-	157,846	157,846	$45.00	4.07
Series C	November 19, 2014	145,399	-	145,399	-	$12.00	5.38
Series D	November 19, 2014	193,865	-	193,865	193,865	$9.37	0.38
Series E	November 19, 2014	145,399	-	145,399	-	$15.00	7.38
		958,185	-	958,185	667,387

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

The following table summarizes the activities in warrants for the years ended December 31, 2014 and 2013:

		Weighted
	Shares	Average
	Underlying	Exercise
	Warrants	Price
Balance at December 31, 2012	3,000	$50.00
Warrants granted	-	-
Warrants exercised	-	-
Warrants cancelled/exchanged/expired	(3,000)	50.00
Balance at December 31, 2013	-	$-
Warrants granted	958,185	18.35
Warrants exercised	-	-
Warrants cancelled/exchanged/expired	-	-
Balance at December 31, 2014	958,185	$18.35

The following table summarizes the assumptions used to value the warrants at the issuance date using the Black-Scholes option pricing model:

		Number of Shares	Stock
		Underlying	Price on
		Warrants	Measurement	Exercise	Expected	Expected	Dividend	Risk Free
Description	Grant Date	Granted	Date	Price	Term	Volatility	Yield	Rate
Series A	1/27/2014	315,676	$7.00	$15.00	3.00	150.00%	0.00%	0.76%
Series B	1/27/2014	157,846	$7.00	$45.00	5.00	150.00%	0.00%	1.61%
Series C	11/19/2014	145,399	$9.37	$12.00	5.50	94.60%	0.00%	1.64%
Series D	11/19/2014	193,865	$9.37	$9.37	0.50	93.44%	0.00%	0.07%
Series E	11/19/2014	145,399	$9.37	$15.00	7.50	94.60%	0.00%	1.64%
		958,185

A Monte-Carlo Simulation Model was used to estimate the fair value of the Make-Whole Shares. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the remaining contractual term of the instrument granted. The following table summarizes the principal assumptions used in applying the model to estimate the fair value of the Make-Whole Shares at the issuance date:

Volatility	95%
Risk-Free Interest Rate	1.47%
Expected Term in Years	1.00 years
Dividend Rate	0.00%
Fair Value of Common Stock Share	$9.37

NOTE 10 - STOCK COMPENSATION

Equity Incentive Plan

In November 2012, the Company’s stockholders approved the 2012 Equity Incentive Plan, (as amended, the “Plan”). On December 18, 2014, the Company’s stockholders approved a proposal to increase the number of shares of our common stock available for future issuance under the Plan to 550,000 shares. The Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. The Company believes that such awards better align the interests of its employees and directors with those of its shareholders. As of December 31, 2014, the maximum number of shares of common stock reserved for future grant of awards under the Plan was 212,920. The Company granted an aggregate of 30,000 options to purchase restricted common stock to certain directors prior to the adoption of the Plan. As of December 31, 2014, all options granted outside of the Plan have vested. As of December 31, 2014, options to purchase 337,080 shares of the Company's stock have been granted under the Plan.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

The following table summarizes stock option activity for the years ended December 31, 2014 and 2013:

			Weighted
		Weighted	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Options	Price	Term (Years)
Balance at December 31, 2012	30,160	$26.58
Options granted	202,200	$14.58
Options exercised	-
Options forfeited	(40)	$10.00
Balance at December 31, 2013	232,320	$16.14	8.98
Options granted	146,560	11.83
Options exercised	-	-
Options cancelled/forfeited	(11,800)	8.09
Balance at December 31, 2014	367,080	$14.68	8.50

At December 31, 2014 and 2013, the aggregate intrinsic value of exercisable options was $0 and $4, respectively. The aggregate intrinsic value is calculated by multiplying the number of outstanding and exercisable options by the excess of the market price for our common stock over the exercise price for each option. At December 31, 2014 and 2013, the market price for our common stock was $6.90 and $7.50, respectively.

The weighted average grant date fair value of stock options granted during 2014 and 2013 was $10.62 and $9.47, respectively. The following table summarizes the assumptions used to value stock options granted during 2014 and 2013 using a Black-Scholes model:

	2014	2013
Risk-free interest rate	1.63%-2.84%	1.80%-2.89%
Expected volatility	145%-151%	152%-166%
Weighted average expected volatility	148%	163%
Expected term (years)	5.63-10.0	10.0
Expected dividend yield	0%	0%

The risk-free rate is based on the U.S. Treasury rate for a note with a similar term in effect at the time of the grant. The expected volatility is based on the volatility of the Company’s historical stock prices.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

The following table summarizes information about options outstanding and exercisable at December 31, 2014 that were granted under the Plan:

Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of	Options	Remaining	Range of	Options	Remaining
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Contractual Life
$7.00	5,000	7.39	$7.00	5,000	7.39
$8.60	30,500	9.20	$8.60	7,625	9.20
$10.00	9,320	8.06	$10.00	7,653	8.06
$11.00	3,000	8.03	$11.00	1,500	8.03
$12.10	30,500	9.36	$12.10	7,625	9.36
$12.50	106,200	8.46	$12.50	58,509	8.43
$12.55	20,000	9.39	$12.55	-	-
$13.00	14,600	9.53	$13.00	3,650	9.53
$13.45	2,000	9.48	$13.45	-	-
$13.50	14,960	9.49	$13.50	-	-
$13.75	6,000	9.68	$13.75	-	-
$17.50	100,000	8.11	$17.50	50,000	8.11
$22.50	5,000	6.62	$22.50	5,000	6.62
$32.00	15,000	6.53	$32.00	15,000	6.53
$34.50	5,000	6.56	$34.50	5,000	6.56
	367,080			166,562

As of December 31, 2014, 166,562 options have vested and 200,518 options remain unvested. The vesting terms range from zero to 3.5 years and the vested options have a weighted average remaining term of 8.1 years and a weighted average exercise price of $14.75 per share.

Stock-based compensation was $1,691 and $1,335 for the years ended December 31, 2014 and 2013, respectively. The following table summarizes the components of stock-based compensation in the statements of operations for the years ended December 31, 2014 and 2013:

	2014	2013
Cost of sales	$-	$-
Research and development	123	8
Selling, general and administrative	1,568	1,327
Total stock-based compensation	$1,691	$1,335

The aggregate unrecognized compensation expense of options at December 31, 2014 was $1,092, which will be recognized through June 2018.

Restricted Stock Issuances

During the year ended December 31, 2014, the Company issued an aggregate of 13,200 shares of restricted common stock. All such shares were valued at trading prices on the date of issuance between $7.50 and $14.39 per share and are subject to certain vesting requirements. The compensation cost for unvested restricted stock, which is included in the stock-based compensation amounts indicated above, was $197 and $289 for the years ended December 31, 2014 and 2013, respectively.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

The following table summarizes the activities in restricted stock awards granted (under the Plan) during the year ended December 31, 2014:

		Weighted
		Average
		Grant Date
	Shares	Share Price
Restricted stock awards unvested at December 31, 2012	35,700	$16.21
Granted	26,780	7.39
Vested	(30,030)	9.70
Forfeited	-	-
Restricted stock awards unvested at December 31, 2013	32,450	$14.96
Granted	13,200	7.79
Vested	(13,450)	13.86
Forfeited	(10,000)	7.00
Restricted stock awards unvested at December 31, 2014	22,200	$14.95

At December 31, 2014, the weighted-average remaining vesting period of unvested restricted stock awards was 1.92 years. The aggregate unrecognized compensation expense of unvested restricted stock at December 31, 2014 was $248, which will be recognized through February 2018.

NOTE 11 - INCOME TAXES

Income tax expense for the years ended December 31, 2014 and 2013 is shown as follows:

(In thousand $)

Years ended December 31,	2014	2013
Current provision	$(748)	$-
Deferred provision	-	-
Total tax provision (benefit)	$(748)	$-

Included in the year ended December 31, 2014 is an income tax benefit resulting from the reversal of a valuation allowance previously recorded against the Company’s New Jersey State net operating losses (“NOL”) that resulted from the Company’s sale of $8,890 of its New Jersey State NOLs and $15 of its unused research and development tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) for cash of $750, net of commissions. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits for cash. The remaining net deferred tax asset as of December 31, 2014 remains fully offset by a valuation allowance due to the Company’s history of losses.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

The significant components of the Company's deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows:

(In thousand $)	2014	2013
Federal net operating losses	$3,997	$3,042
State net operating losses	160	531
Stock options	1,104	-
Federal tax credit	110	-
Amortization	508	560
Depreciation	(12)	(16)
Contributions	13	4

Total gross deferred tax assets/(liabilities)	$5,880	$4,121

Less valuation allowance	(5,880)	(4,121)

Net deferred tax assets/(liabilities)	$-	$-

The income tax benefit for the year ended December 31, 2014 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before tax benefit as a result of nondeductible expenses, tax credits generated, utilization of net operating loss carryforwards, and increases in the Company’s valuation allowance.

(In thousand $)	2014 ($)	2013 ($)
Federal statutory rate	$(1,770)	$(1,450)
Sale of NJ NOL/credits	(495)	-
Permanent differences	136	50
Research and development	(110)	-
State taxes	1	-
Stock compensation	(584)	-
Valuation allowance	2,074	1,400
Effective tax rate	$(748)	$-

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the available evidence, both positive and negative, the Company determined that valuation allowances of $5.9 million and $4.1 million at December 31, 2014 and 2013, respectively, were necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

At December 31, 2014 and 2013, the Company had approximately $11.8 million and $9.1 million of gross federal net operating loss carry-forwards, respectively. At December 31, 2014 and 2013, the Company had approximately $2.7 million and $8.9 million of gross state net operating loss carry-forwards, respectively. If not utilized, the federal and state net operating loss carry-forwards will begin to expire in 2027. The utilization of such net operating loss carry-forwards and realization of tax benefits in future years depends predominantly upon having taxable income. The Company also has approximately $110 of federal research and development credits which will begin to expire in 2033 if not utilized.

The Company may be subject to the net operating loss provisions of Section 382 of the Internal Revenue Code. The Company has not calculated if an ownership change has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period, and the federal published interest rate.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2014 there were no uncertain positions. The federal and state income tax returns of the Company for 2011, 2012 and 2013 are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed. In years where a NOL is generated, the statute remains open with respect to the NOL until three years after the NOL is utilized. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. There was no income tax related interest and penalties included in the income tax provision for 2014 and 2013.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Note 12 – Commitments and Contingencies

Operating Lease

On June 6, 2014, the Company entered into the First Amendment to Commercial Lease (the “Amendment”), which amends the operating lease of the Company’s corporate offices entered into on August 1, 2012. The Company entered into the Amendment to (a) lease additional space located adjacent to the Company’s current corporate offices and (b) extend the term of the lease. Under the Amendment, the additional leased space is approximately 9,079 square feet, bringing the total leased premises to approximately 14,304 square feet. The term of the lease for the additional space is five years commencing on January 1, 2015 and expiring on December 31, 2019. The initial base rent for the additional space will be approximately $9 per month, subject to the increases set forth in the Amendment. The Company will receive rent abatement for the first three months of occupancy during each of 2015 and 2016 for the additional space. The Amendment also extends the lease of the original space from July 31, 2017 through December 31, 2019. The base rent for the original space as of August 1, 2014 was approximately $5 per month, subject to annual increases.

The future minimum lease payments under the non-cancellable operating lease in excess of one year at December 31, 2014 is as follows:

(In thousand $)

Years Ended December 31,	Amount
2015	$150
2016	152
2017	181
2018	187
2019	191
Total	$861

Rent expense including common area maintenance charges and taxes for the years ended December 31, 2014 and 2013 was $75 and $70, respectively.

Defined Contribution Plan

The Company established a 401(K) Plan (the “401(K) Plan”) for eligible employees of the Company effective April 1, 2014. Generally, all employees of the Company who are at least twenty-one years of age and who have completed three months of service are eligible to participate in the 401(K) Plan. The 401(K) Plan is a defined contribution plan that provides that participants may make salary deferral contributions, of up to the statutory maximum allowed by law (subject to catch-up contributions) in the form of voluntary payroll deductions. The Company’s matching contribution is equal to 100 percent on the first four percent of a participant’s compensation which is deferred as an elective deferral. The Company’s aggregate matching contribution for the year ended December 31, 2014 was $26.

Sponsorship Agreement

On June 27, 2011, the Company entered into a one year agreement with a celebrity spokesperson pursuant to which the spokesperson agreed to perform certain services for the Company and granted the Company the worldwide right to use the spokesperson’s name and approved image in various media. The agreement provided for cash compensation, which was paid in 2011, and royalties based on units sold for the term of the agreement and an additional 12 months thereafter. The agreement expired in June 2012.

The agreement also granted warrants to purchase 3,000 shares of common stock, 2,000 of which were granted upon signing of the agreement and 1,000 of which were granted in December 2011. The warrants had a term of two years with an exercise price of $50.00 per share. The warrants further provided that in the event (a) the trading price of the common stock of the Company on its principal trading market does not exceed $100.00 within two years of grant and (b) the warrants are not exercised prior to such time, then the spokesperson shall have the right to sell any unexercised portion of the warrants to the Company in exchange for $50.00 for each share of common stock underlying the unexercised portion of the warrants. During 2013, all 3,000 warrants expired and a total liability of $150 was included in accrued expenses. For the year ended December 31, 2013, selling, general and administrative expenses included a mark-to-market loss of $28 related to the warrants issued to the celebrity spokesperson in 2011.

Supply Agreement

On July 18, 2014, the Company entered into the First Amended and Restated Exclusive Supply Agreement (the “Agreement”) with DIL. Pursuant to the Agreement, DIL will manufacture and supply Fortetropin exclusively to the Company and may not manufacture Fortetropin for other entities in exchange the Company will purchase minimum quantities of Fortetropin at fixed prices through 2016. In addition, DIL agreed to assign its United States patent application for the manufacture of the formula to the Company and the Company agreed, for a period of seven years from the expiration of the Agreement, it will pay DIL a low single-digit royalty payment for each kilogram of Fortetropin produced by the Company, subject to certain minimum and maximum amounts. DIL also granted the Company a right of first refusal to license and/or acquire the European patent it owns for the manufacture of the formula. The Agreement expires on December 31, 2016, and may be renewed for additional one-year periods unless terminated by either party by giving ninety days’ notice before the expiration of the current term. Included in prepaid expenses and other current assets at December 31, 2014 were payments of $664 that the Company paid in advance for 2014 inventory purchases yet to be delivered by DIL. The minimum purchase obligations under the agreement are approximately $2,394 in 2015 (includes $293 of 2014 purchase commitments that were not yet made) and $2,101 in 2016. The Company did not meet the minimum purchase requirements during the fourth quarter of 2014 and does not expect to meet such requirements for the first quarter of 2015. Under the terms of the agreement with DIL, DIL can terminate the agreement upon written notice to the Company of a material breach. The failure to meet the minimum purchase commitments could be considered a material breach. Upon receipt of such notification, the Company has sixty days to fulfill the purchase requirements.

Product Liability

As a manufacturer of nutritional supplements that are ingested by consumers, the Company may be subject to various product liability claims. Although we have not had any claims to date, it is possible that future product liability claims could have a material adverse effect on our business or financial condition, results of operations or cash flows. The Company currently maintains products liability insurance of $5 million per-occurrence and a $10 million annual aggregate coverage. At December 31, 2014, the Company had not recorded any accruals for product liability claims.

Legal Proceedings

On October 10, 2014 we filed a request for arbitration before the International Chamber of Commerce against Cenegenics asserting various causes of action, including breach of contract. The request sought payment from Cenegenics of approximately $2.72 million, consisting of unpaid invoices for product shipped and received and for unpaid inventory that was produced for Cenegenics pursuant to the distribution agreement but not yet shipped, as well as related costs and expenses. On November 28, 2014, we entered into a settlement agreement with Cenegenics whereby we agreed to withdraw our October 10, 2014 request for arbitration, and in exchange Cenegenics agreed to pay the Company $1.9 million by April 2016, including an aggregate of $300 during the fourth quarter of 2014, and $100 per month from January 2015 through April 2016. As of the date of this filing, Cenegenics has made all scheduled payments under the terms of the settlement agreement. The settlement resolves all of Cenegenics outstanding obligations with respect to the units of product produced by the Company, including units produced but not yet delivered to Cenegenics. Cenegenics also agreed to pay the Company a storage fee for units of product produced by the Company but not delivered to Cenegenics.

On January 22, 2015, we filed an Order to Show Cause for a Temporary Restraining Order and Preliminary Injunction before the United States District Court of New Jersey to enjoin and restrain MHP from utilizing the name 4D-Tropin and from selling, distributing, advertising, or making know any product using the name 4D-Tropin. Additionally, we filed a Verified Complaint and Jury Demand before the United States District Court of New Jersey against MHP and Gerard Dente, MHP’s CEO, for willful trademark infringement, trademark dilution, and unfair competition, among other federal and state law claims. On March 9, 2015, the parties settled the matter, with MHP agreeing to cease selling or marketing 4D-Tropin within ninety days of the settlement date and the Company dismissing the lawsuit.

