Form 10-Q
period 2015-03-31
MYOS Corp
filed 2015-05-14
CIK 1402479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

As of May 14, 2015, the registrant had 3,112,300 shares of common stock outstanding.

MYOS CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MYOS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$590	$1,567
Accounts receivable, net	682	982
Inventories, net	1,810	1,814
Prepaid expenses and other current assets	801	745
Total current assets	3,883	5,108

Fixed assets, net	308	313
Intangible assets, net	1,938	1,990
Total assets	$6,129	$7,411

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$177	$79
Accrued expenses	350	495
Total current liabilities	527	574

Contract liability	108	101

Total liabilities	635	675

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value; 500,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value; 8,000,000 shares authorized;
3,102,300 and 3,103,300 shares issued and outstanding at
March 31, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	25,387	25,100
Accumulated deficit	(19,896)	(18,367)
Total stockholders' equity	5,494	6,736

Total liabilities and stockholders' equity	$6,129	$7,411

See accompanying Notes to unaudited condensed consolidated financial statements.

MYOS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014

Net sales	$6	$1,546
Cost of sales (excludes amortization of acquired intangibles)	5	405
Gross profit	1	1,141
Operating expenses
Research and development	189	434
Selling, general and administrative	1,288	1,130
Amortization	52	-
Total operating expenses	1,529	1,564
Operating loss	(1,528)	(423)

Other income (expense)
Interest income	-	1
Total other income (expense)	-	1

Loss before income taxes	(1,528)	(422)

Income tax expense - current	(1)	-
Net loss and comprehensive loss	$(1,529)	$(422)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.50)	$(0.16)

Weighted average number of common shares outstanding:
Basic and diluted	3,084	2,703

See accompanying Notes to unaudited condensed consolidated financial statements.

MYOS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(1,529)	$(422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12	12
Amortization	52	-
Accretion of contract liability	7	-
Stock-based compensation	287	303
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	300	(850)
(Increase) decrease in inventories	4	(718)
(Increase) decrease in prepaid expenses and other current assets	(56)	(104)
Increase (decrease) in accounts payable and accrued expenses	(54)	583
Net cash used in operating activities	(977)	(1,196)

Cash Flows From Investing Activities:
Additions to fixed assets	-	(4)
Net cash used in investing activities	-	(4)

Cash Flows From Financing Activities:
Proceeds from private placement of common stock	-	4,735
Offering costs	-	(72)
Net cash provided by financing activities	-	4,663

Net increase (decrease) in cash	(977)	3,463
Cash at beginning of period	1,567	451
Cash at end of period	$590	$3,914

Supplemental schedule of cash flow information:
Total cash paid for income taxes	$1	$-

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$7	$-

See accompanying Notes to unaudited condensed consolidated financial statements.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND LIQUIDITY

Nature of Operations

MYOS Corporation is an emerging bionutrition and biotherapeutics company focused on the discovery, development and commercialization of products that improve muscle health and function. The Company was incorporated under the laws of the State of Nevada on April 11, 2007. As used in this report, the terms the “Company”, “MYOS”, “our”, or “we”, refer to MYOS Corporation, its predecessor, Atlas Therapeutics Corporation, and subsidiary, unless the context indicates otherwise. On February 25, 2011, the Company entered into an agreement to acquire the intellectual property for Fortetropin®, our proprietary active ingredient from Peak Wellness, Inc. (the "Acquisition"). Since the Acquisition, the Company’s principal business activities have been focused on deepening our scientific understanding of the activity of Fortetropin and to leverage this knowledge to strengthen and build our intellectual property; developing sales and marketing strategies aimed at expanding our commercial presence in the sports nutrition and age management markets; evaluating the value of Fortetropin in therapeutic markets, including the treatment of sarcopenia, cachexia, anorexia, obesity and muscular-related conditions; and, conducting research and development focused on the discovery, development and commercialization of other products and technologies aimed at maintaining or improving the health and performance of muscle tissue. Since its inception in April 2007, the Company has recognized revenues of approximately $7.7 million. The Company’s activities are subject to significant risks and uncertainties.

Our commercial focus is to leverage our clinical data to develop proprietary products including direct-to-consumer branded products using multiple product delivery formats to target the large, but currently underserved, markets focused on muscle health. Our first commercial product, MYO-T12, is sold in the sports nutrition market under the brand name MYO-X® through a distribution arrangement with Maximum Human Performance (“MHP”). For additional information regarding MHP please refer to Part II, “Item 1. Legal Proceedings.” In February 2014, we expanded our commercial operations into the age management market through a distribution agreement with Cenegenics Product and Lab Services, LLC (“Cenegenics”), under which Cenegenics distributes and promotes a proprietary formulation containing Fortetropin through its age management centers and its community of physicians. While we may continue to sell our products through these and other distributors, we have recently launched Rē Muscle HealthTM, our own direct-to-consumer portfolio of products designed to meet the growing population of individuals focused on proactively addressing health and wellness concerns. Rē Muscle Health, which is available online at www.remusclehealth.com, features a full line of muscle health bars, meal replacement shakes and daily supplement powders each powered by a full 6.6 gram single serving dose of Fortetropin. We believe increased awareness of muscle health and the potential therapeutic benefits of myostatin inhibition will provide a catalyst for the growth of our products. We continue to pursue additional markets such as medical foods and international opportunities. We intend to conduct additional clinical studies and medical research to develop product improvements and new products in consumer preferred dosage forms, to support differentiated and advantaged marketing claims for our products, to enhance our intellectual property and to establish a scientific foundation for therapeutic applications for our technology.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures required by U.S. GAAP for complete consolidated financial statements have been condensed or omitted herein. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2014. The unaudited interim condensed consolidated financial information presented herein reflects all normal adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The Company is responsible for the unaudited interim condensed consolidated financial statements included in this report. The results of operations of any interim period are not necessarily indicative of the results for the full year.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Liquidity

As of March 31, 2015, the Company had cash of $590 to meet current obligations and working capital of $3,356 (current assets of $3,883, less current liabilities of $527). We have incurred net losses since our inception. For the three months ended March 31, 2015 and 2014 our net loss was $1,529 and $422, respectively. In addition, net cash used in operating activities for the three months ended March 31, 2015 and 2014 was $977 and $1,196, respectively. At March 31, 2015 and December 31, 2014, we had an accumulated deficit of $19,896 and $18,367, respectively. Since the Company’s inception, net cash provided by financing activities, which has been our primary source of cash flows, was $15,345. At March 31, 2015, we had no outstanding borrowings under our revolving credit agreement (the “Revolving Note”). For additional information about the Revolving Note refer to “NOTE 6 – Debt.” As of the filing date of this Form 10-Q, management believes that there is not sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months. We expect that we will need to seek additional funding through public or private financing or through collaborative arrangements with strategic partners in the third quarter of 2015 as we do not expect to have sufficient cash to operate past such date. These facts raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, we are evaluating various alternatives, including reducing operating expenses, including personnel costs, securing additional financing for future business activities and other strategic alternatives. There can be no assurance that the Company will be able to generate the level of operating revenues in its business plan, or if additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, our future operating prospects may be adversely affected. No adjustments have been made to these financial statements to reflect this uncertainty.

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

The Company has not recorded sales to its distributors during the first quarter 2015 and fourth quarter 2014, and sales to distributors were minimal during the third quarter 2014, accordingly the Company cannot predict what future sales, if any, will come from its distributors. In addition, the Company recently launched its direct-to-consumer branded products. Management’s estimates, including evaluation of impairment of long-lived assets and inventory reserves are based in part on forecasted future results. A variety of factors could cause actual results to differ from forecasted results and these differences could have a significant effect on asset carrying amounts.

Cash and Cash Equivalents

As of March 31, 2015 and December 31, 2014, the Company had cash of $590 and $1,567, respectively. The Company considers all highly liquid investments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At March 31, 2015 and December 31, 2014, the Company had no cash equivalents.

The Company maintains its bank accounts with high credit quality financial institutions and has never experienced any losses related to these bank accounts. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its financial institutions. The balance at times may exceed federally insured limits. At March 31, 2015 and December 31, 2014, the Company's uninsured cash balances totaled $309 and $1,292, respectively.

Concentrations of Risk, Significant Customers and Significant Supplier

Management regularly reviews accounts receivable and if necessary, establishes an allowance for doubtful accounts that reflects management’s best estimate of amounts that may not be collectible based on historical collection experience and specific customer information. Bad debt expense recognized as a result of an allowance for doubtful accounts is classified under selling, general and administrative expenses in the statements of operations. Bad debt expense was $0 for the three months ended March 31, 2015 and 2014.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

At March 31, 2015 and December 31, 2014, the Company had the following concentrations of net accounts receivable with customers:

	March 31,	December 31,
(In thousand $)	2015	2014
Cenegenics	$1,072	$1,372
Allowance for doubtful accounts	(390)	(390)
Accounts receivable, net	$682	$982

If we are unable to collect our outstanding accounts receivable from Cenegenics, our operating results and financial condition will be adversely affected.

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

We review our fixed assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. If the assets are determined to be unrecoverable, an impairment loss is calculated by determining the difference between the carrying values and the estimated fair value. We did not consider any of our fixed assets to be impaired during the three months ended March 31, 2015 and 2014.

Intangible Assets

The Company’s intangible assets consist primarily of intellectual property pertaining to Fortetropin, including its formula, trademarks, trade secrets, patent application and domain names, which was determined to have a fair value of $2,000 as of December 31, 2011. Based on expansion into new markets and introduction of new formulas, management determined that the intellectual property had a finite useful life of ten (10) years and began amortizing the asset over its estimated useful life beginning April 2014. There were no impairment losses recorded during the three months ended March 31, 2015 and 2014.

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

Intangible assets also includes patent costs associated with applying for a patent and being issued a patent. Costs to defend a patent and costs to invalidate a competitor’s patent or patent application are expensed as incurred. Upon issuance of the patent, capitalized patent costs are reclassified from intangibles with indefinite lives to intangibles with finite lives and amortized on a straight-line basis over the shorter of the estimated economic life or the initial term of the patent, generally 20 years.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Intangible assets at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
(In thousand $)	2015	2014
Intangibles with finite lives:
Intellectual property	$2,101	$2,101
Less: accumulated amortization	(207)	(155)
Total intangibles with finite lives:	1,894	1,946
Intangibles with indefinite lives:
Intellectual property	-	-
Patent costs	44	44
Total intangibles with indefinite lives:	44	44
Total intangible assets, net	$1,938	$1,990

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense for intangible assets is estimated to be $158 over the remainder of 2015 and $210 in each of the next five years.

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

Revenue Recognition

The Company records revenue from product sales when persuasive evidence of an arrangement exists, product has been shipped or delivered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Product sales represent revenue from the sale of products and related shipping amounts billed to customers, net of promotional discounts, rebates, and return allowances. Depending on individual customer agreements, sales are recognized either upon shipment of product to customers or upon delivery. With respect to direct-to-consumer sales, both title and risk of loss transfer to customers upon our delivery to the customer. The Company’s gross product sales may be subject to sales allowances and deductions in arriving at reported net product sales. For example, we may periodically offer discounts and sales incentives to customers to encourage purchases. Sales incentives are treated as a reduction to the purchase price of the related transaction. Reductions from gross sales for customer discounts and rebates have been minimal, and sales allowances for product returns have not been provided, since under our existing arrangements, customers are not permitted to return product except for non-conforming product.

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

Shipping and Handling Costs

The Company records costs of shipping product to our customers in cost of sales. These expenses were $0 and $1 for the three months ended March 31, 2015 and 2014, respectively.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Stock-based Compensation

Generally, stock-based payments are measured at their estimated fair value on the date of grant. Stock-based awards to non-employees are re-measured at fair value each financial reporting date until performance is completed. Stock-based compensation expense recognized during a period is based on the estimated number of awards that are ultimately expected to vest. For stock options and restricted stock that do not vest immediately but which contain only a service vesting feature, we recognize compensation cost on the unvested shares and options on a straight-line basis over the remaining vesting period.

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

Comprehensive Loss

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by, or distributions to, the Company’s stockholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are included in comprehensive income (loss), but excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company had no other comprehensive income (loss) items for the three months ended March 31, 2015 and 2014. Accordingly, the Company's comprehensive loss and net loss are the same for all periods presented.

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

A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement. At March 31, 2015 and December 31, 2014, the Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable and accrued expenses. Due to their short-term nature, the carrying amounts of the Company’s financial instruments approximated their fair values.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Basic and Diluted Earnings (Loss) Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potential dilutive securities outstanding had been issued. The Company uses the “treasury stock” method to determine the dilutive effect of common stock equivalents such as options, warrants and restricted stock. For the three months ended March 31, 2015 and 2014, the Company incurred a net loss. Accordingly, the Company’s common stock equivalents were anti-dilutive and excluded from the diluted net loss per share computation. The aggregate number of potentially dilutive common stock equivalents outstanding at March 31, 2015 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 1,447,115, which includes warrants to purchase an aggregate 958,185 shares of common stock, options to purchase an aggregate of 470,880 shares of common stock and unvested restricted stock awards of 18,050 shares of common stock. The aggregate number of potentially dilutive common stock equivalents outstanding at March 31, 2014 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 777,542, which includes warrants to purchase an aggregate 473,522 shares of common stock, options to purchase an aggregate of 281,820 shares of common stock and unvested restricted stock awards of 22,200 shares of common stock.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized.

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

Interest costs and penalties related to income taxes are classified as interest expense and operating expenses, respectively, in the Company's financial statements. For the three months ended March 31, 2015 and 2014, the Company did not recognize any interest or penalty expense related to income taxes. The Company files income tax returns in the U.S. federal jurisdiction and states in which it does business.

Reclassifications

The Company has revised the presentation of “Selling, general and administrative expenses” within the statements of operations for the three months ended March 31, 2014 to conform to the current year presentation. Research and development expenses of $434 for the three months ended March 31, 2014, were previously not presented separately. This reclassification was for presentation purposes only and had no effect on the financial position, results of operations, or cash flows for the period presented.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires all debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt.  Prior to the issuance of this standard, debt issuance costs, which are specific incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument (i.e., third party costs), were required to be presented in the balance sheet as a deferred charge (i.e., an asset).  Under ASU 2015-03, the presentation of debt issuance costs is consistent with the presentation for a debt discount, (i.e., a direct adjustment to the carrying value of the debt).  ASU 2015-03 does not affect the recognition and measurement of debt issuance costs. Accordingly, the amortization of such costs should continue to be calculated using the interest method and be reported as interest expense.  ASU 2015-03 is effective for us in financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” (“ASU 2015-01”).  ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items and, therefore, it will no longer be necessary for entities to assess items for potential classification as extraordinary items in their financial statements. The accounting changes in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The amendments in this update define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. This update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update are effective for us beginning in the first quarter of 2017. Early application is permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for us beginning in the first quarter of 2017 using one of two prescribed transition methods. Early adoption is not permitted. In April 2015, the FASB voted to delay the implementation of ASU 2014-09 by one year. The proposed delay in implementation is not currently effective. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

NOTE 4 – INVENTORIES, NET

Inventories, net at March 31, 2015 and December 31, 2014 consisted of the following:

(In thousand $)	March 31, 2015	December 31, 2014
Raw materials	$1,638	$1,638
Work in process	2	2
Finished goods	435	443
	2,075	2,083
Less: inventory reserves	(265)	(269)
Inventories, net	$1,810	$1,814

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 5 – FIXED ASSETS

Fixed assets at March 31, 2015 and December 31, 2014 consisted of the following:

(In thousand $)	March 31, 2015	December 31, 2014
Furniture, fixtures and equipment	$134	$134
Computers and software	28	21
Leasehold improvements	239	239
Other	7	7
Total fixed assets	408	401
Less: accumulated depreciation and amortization	(100)	(88)
Net book value of fixed assets	$308	$313

Depreciation and amortization expense was $12 and $12 for the three months ended March 31, 2015 and 2014, respectively. Repairs and maintenance costs are expensed as incurred.

NOTE 6 – DEBT

Revolving Note

On August 29, 2014, the Company entered into a Loan Revision Agreement, which extended the termination date of the October 2013 revolving credit agreement (as amended, the “Revolving Note”) with City National Bank to August 31, 2015. All other terms evidenced by the Revolving Note remained the same. The Revolving Note provides an aggregate principal amount of $500 in revolving loans collateralized by all inventory, chattel paper, accounts, equipment, general intangibles, securities and instruments. The revolving loans may be borrowed, repaid and re-borrowed, provided at the time of any borrowing no event of default exists. Under the Revolving Note, all principal amounts outstanding with interest thereon is due and payable on August 31, 2015. Committed borrowings under the Revolving Note bear interest from the date of its disbursement at a per annum interest rate equal to prime rate plus 1.25%. The Revolving Note contains customary events of default, including failure to make payment and bankruptcy. At March 31, 2015 and December 31, 2014, there were no outstanding borrowings under the Revolving Note. On April 1, 2015, we borrowed $500 under the Revolving Note, leaving $0 of borrowings still available to the Company under the Revolving Note.

NOTE 7 - PREPAID EXPENSES, OTHER CURRENT ASSETS AND ACCRUED EXPENSES

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses and other current assets at March 31, 2015 and December 31, 2014 consisted of the following:

(In thousand $)	March 31, 2015	December 31, 2014
Prepaid insurance	$84	$46
Prepaid research and development	6	15
Prepaid consulting	8	8
Prepaid inventory purchases	682	664
Other	21	12
Total prepaid expenses and other current assets	$801	$745

Accrued Expenses

Accrued expenses consist of estimated future liability payments that relate to the current and prior accounting periods. Management reviews these estimates regularly to determine their reasonableness. Accrued expenses at March 31, 2015 and December 31, 2014 consisted of the following:

(In thousand $)	March 31, 2015	December 31, 2014
Advertising and promotional expense payable	$171	$171
Audit fees payable	68	25
Deferred rent	56	30
Research & development	20	49
Accrued salaries & bonuses	-	92
Consulting fees payable	21	96
Other accrued expenses	14	32
Total accrued expenses	$350	$495

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 8 – STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the three months ended March 31, 2015 were as follows:

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders'
(In thousand $)	Shares	Amount	capital	deficit	equity
Balance at December 31, 2014	3,103,300	$3	$25,100	$(18,367)	$6,736
Forfeiture of prior shares issued for services	(1,000)	-	-	-	-
Stock-based compensation expense	-	-	287	-	287
Net loss	-	-	-	(1,529)	(1,529)
Balance at March 31, 2015	3,102,300	$3	$25,387	$(19,896)	$5,494

Issuances of Common Stock

The Company has periodically issued common stock in connection with certain private and public offerings. The Company has received aggregate gross proceeds of approximately $15.9 million from these offerings as follows:

(In thousand $)		Gross
Date	Shares	Proceeds
February 25, 2011	95,334	$1,430
May 31, 2011	28,200	423
June 27, 2011	37,500	563
July 12, 2011	1,667	25
December 2, 2011	4,000	40
February 10, 2012	65,000	325
February 14, 2012	80,000	400
March 7, 2012	20,000	100
March 15, 2012	35,000	175
March 22, 2012	5,000	25
April 9, 2012	20,000	100
April 24, 2012*	4,000	-
June 28, 2012	48,000	600
July 6, 2012	411,600	5,145
January 27, 2014	631,346	4,735
November 19, 2014	193,865	1,816
	1,680,512	$15,902

* Shares issued under price protection agreement

NOTE 9 - WARRANTS

On January 27, 2014, in connection with a private placement transaction, the Company granted warrants to purchase an aggregate of 473,522 shares of common stock as follows: (i) Series A warrants to purchase 315,676 shares of common stock at an exercise price of $15.00 per share (the “Series A Warrant”) and (ii) Series B warrants to purchase 157,846 shares of common stock at an exercise price of $45.00 per share (the “Series B Warrant”). The warrants were determined to have an estimated aggregate fair value of $2,486 at issuance. The Series A Warrants entitle the holders to purchase shares of common stock for a period of three years from the grant date and the Series B Warrants entitle the holders to purchase common stock for a period of five years from the grant date. The warrants can also be exercised on a cashless basis.

On November 19, 2014 in connection with a registered direct public offering, the Company granted warrants to purchase an aggregate of 484,663 shares of common stock as follows: (i) Series C warrants entitle the holders to purchase an aggregate of 145,399 shares of common stock at an exercise price of $12.00 per share for a period of 66-months from the grant date (the “Series C Warrant”), (ii) Series D warrants entitle the holders to purchase an aggregate of 193,865 shares of common stock at an exercise price of $9.37 per share for a period of 6-months from the grant date (the “Series D Warrant”), and (iii) Series E warrants entitle the holders to purchase an aggregate of 145,399 shares of common stock at an exercise price of $15.00 per share for a period of 90-months from the grant date (the “Series E Warrant). Each Series E Warrant will be exercisable only if the Series D Warrants are exercised. The Series C, Series D and Series E Warrants were determined to have an estimated aggregate fair value of $969, $470, and $1,048 at issuance, respectively. In addition, the Company is required to issue to the purchasers up to 193,865 additional shares of common stock in the event that the closing price of our common stock is below $14.06 (subject to adjustment) on the twelve month anniversary of the date of issuance, provided that the purchasers continue to hold at least a portion of the shares of common stock issued in the offering on such date (the “Make-Whole Shares”). The Make-Wholes Shares were determined to have an estimated fair value of $1,049 at issuance.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

The following table summarizes information about warrants outstanding and exercisable at March 31, 2015:

		Number of	Shares Underlying	Shares Underlying Warrants	Shares Underlying Warrants
		Shares	Warrants	Outstanding	Exercisable
		Underlying	Exchanged,	at	at		Expiration
		Warrants	Exercised	March 31,	March 31,	Exercise	Term in
Description	Grant Date	Granted	or Expired	2015	2015	Price	Years
Series A(1)	January 27, 2014	315,676	-	315,676	315,676	$15.00	1.83
Series B(1)	January 27, 2014	157,846	-	157,846	157,846	$45.00	3.82
Series C(2)	November 19, 2014	145,399	-	145,399	-	$12.00	5.13
Series D(2)	November 19, 2014	193,865	-	193,865	193,865	$9.37	0.13
Series E(2)	November 19, 2014	145,399	-	145,399	-	$15.00	7.13
		958,185	-	958,185	667,387

(1)	Issued in connection with the January 27, 2014 private placement transaction.
(2)	Issued in connection with the November 19, 2014 registered-direct public offering.

The following table summarizes the assumptions used to value the warrants at the issuance date using the Black-Scholes option pricing model:

		Number of Shares	Stock
		Underlying	Price on					Risk
		Warrants	Measurement	Exercise	Expected	Expected	Dividend	Free
Description	Grant Date	Granted	Date	Price	Term	Volatility	Yield	Rate
Series A	January 27, 2014	315,676	$7.00	$15.00	3.00	150.00%	0.00%	0.76%
Series B	January 27, 2014	157,846	$7.00	$45.00	5.00	150.00%	0.00%	1.61%
Series C	November 19, 2014	145,399	$9.37	$12.00	5.50	94.60%	0.00%	1.64%
Series D	November 19, 2014	193,865	$9.37	$9.37	0.50	93.44%	0.00%	0.07%
Series E	November 19, 2014	145,399	$9.37	$15.00	7.50	94.60%	0.00%	1.64%
		958,185

NOTE 10 - STOCK COMPENSATION

The Company’s 2012 Equity Incentive Plan (as amended, the “Plan”) provides for the issuance of up to 550,000 shares of our common stock. The Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. As of March 31, 2015, the remaining shares of common stock available for future issuance of awards was 109,120. The Company granted an aggregate of 30,000 options to purchase restricted common stock to certain directors prior to the adoption of the Plan.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Stock Option

The following table summarizes stock option activity for the three months ended March 31, 2015:

			Weighted
		Weighted	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Options	Price	Term (Years)
Balance at December 31, 2014	367,080	$14.68	8.50
Options granted	108,000	12.50
Options exercised	-	-
Options cancelled/forfeited	(4,200)	(10.00)
Balance at March 31, 2015	470,880	$14.22	8.61

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2015 was $5.22. The following table summarizes the assumptions used to value stock options granted during the three months ended March 31, 2015 using a Black-Scholes model:

Expected volatility	98%
Risk-free interest rate	1.39%-1.69%
Expected term in years	5.8-6.3
Expected dividend yield	0%

The risk-free rate is based on the U.S. Treasury rate for a note with a similar term in effect at the time of the grant. The expected volatility is based on the volatility of the Company’s historical stock prices.

At March 31, 2015, the aggregate intrinsic value of outstanding and exercisable options was $0. The aggregate intrinsic value is calculated by multiplying the number of outstanding and exercisable options by the excess of the market price for our common stock at March 31, 2015 over the exercise price for each option. At March 31, 2015, the market price for our common stock was $4.58.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

The following table summarizes information about options outstanding and exercisable at March 31, 2015:

Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of	Options	Remaining	Range of	Options	Remaining
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Contractual Life
$7.00	5,000	7.14	$7.00	5,000	7.14
$8.60	30,500	8.95	$8.60	15,250	8.95
$10.00	5,120	7.86	$10.00	5,120	7.86
$11.00	3,000	7.78	$11.00	3,000	7.78
$12.10	30,500	9.11	$12.10	7,625	9.11
$12.50	214,200	9.01	$12.50	94,425	8.26
$12.55	20,000	9.14	$12.55	-	-
$13.00	14,600	9.28	$13.00	3,650	9.28
$13.45	2,000	9.23	$13.45	-	-
$13.50	14,960	9.24	$13.50	-	-
$13.75	6,000	9.43	$13.75	1,500	9.43
$17.50	100,000	7.86	$17.50	100,000	7.86
$22.50	5,000	6.37	$22.50	5,000	6.37
$32.00	15,000	6.28	$32.00	15,000	6.28
$34.50	5,000	6.31	$34.50	5,000	6.31
	470,880			260,570

As of March 31, 2015, there were 210,310 remaining unvested options, with vesting terms ranging from 0.1 to 3.8 years. As of March 31, 2015, vested options had a weighted-average remaining contractual term of 8.0 years and a weighted-average exercise price of $15.76 per share.

Restricted Stock

The following table summarizes restricted stock awards activities during the three months ended March 31, 2015:

		Weighted
		Average
		Grant Date
	Shares	Share Price
Restricted stock awards unvested at December 31, 2014	22,200	$14.95
Granted	-	-
Vested	(3,150)	7.75
Forfeited	(1,000)	7.50
Restricted stock awards unvested at March 31, 2015	18,050	$16.62

At March 31, 2015, the weighted-average remaining vesting period of unvested restricted stock awards was 1.67 years.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Stock-Based Compensation:

For the three months ended March 31, 2015 and 2014, stock-based compensation was $287 and $303, respectively, which consists of expenses related to the issuance of stock options and restricted stock. The following table summarizes the components of stock-based compensation included in the statements of operations for the three months ended March 31, 2015 and 2014:

	Three months ended
	March 31,
	2015	2014
Cost of sales	$-	$-
Research and development	25	19
Selling, general and administrative	262	284
Total stock-based compensation	$287	$303

The aggregate unrecognized compensation expense of stock options and restricted stock at March 31, 2015 was $1,470, which will be recognized through January 2019.

NOTE 11 - INCOME TAXES

Due to the Company’s history of losses and uncertainty of future taxable income, a valuation allowance has been established to fully offset net operating losses and other deferred tax assets. The valuation allowance will be maintained until sufficient positive evidence exists to support that it is no longer necessary. The Company is liable for various state minimum taxes which are immaterial.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its corporate offices under an operating lease. The office space consists of approximately 14,304 square feet. The term of the lease is five years commencing on January 1, 2015 and expiring on December 31, 2019. We have two options to renew our lease for an additional three years each.

At March 31, 2015, the future minimum lease payments under the non-cancellable operating lease in excess of one year is as follows:

(In thousand $)
Years Ended December 31,	Amount
2015 (remaining nine months)	$134
2016	152
2017	181
2018	187
2019	191
Total	$845

Rent expense including common area maintenance charges and taxes for the three months ended March 31, 2015 and 2014 was $55 and $17, respectively.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Defined Contribution Plan

The Company established a 401(K) Plan (the “401(K) Plan”) for eligible employees of the Company effective April 1, 2014. Generally, all employees of the Company who are at least twenty-one years of age and who have completed three months of service are eligible to participate in the 401(K) Plan. The 401(K) Plan is a defined contribution plan that provides that participants may make salary deferral contributions, of up to the statutory maximum allowed by law (subject to make-up contributions) in the form of voluntary payroll deductions. The Company’s matching contribution is equal to 100 percent on the first four percent of a participant’s compensation which is deferred as an elective deferral. The Company’s aggregate matching contribution for the three months ended March 31, 2015 and 2014 were $14 and $0, respectively.

Supply Agreement

Pursuant to the Exclusive Supply Agreement (as amended, the “Agreement”) with DIL, DIL manufactures and supplies Fortetropin exclusively to the Company and may not manufacture Fortetropin for other entities. In exchange the Company agreed to purchase minimum quantities of Fortetropin at fixed prices through 2016. In addition, DIL agreed to assign its United States patent application for the manufacture of the formula to the Company and the Company agreed, for a period of seven years from the expiration of the Agreement, it will pay DIL a low single-digit royalty payment for each kilogram of Fortetropin produced by the Company, subject to certain minimum and maximum amounts. DIL also granted the Company a right of first refusal to license and/or acquire the European patent it owns for the manufacture of the formula. The Agreement expires on December 31, 2016, and may be renewed for additional one-year periods unless terminated by either party by giving ninety days notice before the expiration of the current term. Included in prepaid expenses and other current assets at March 31, 2015 were payments of $663 that the Company paid in advance for 2014 inventory purchases yet to be delivered by DIL. The minimum purchase obligations under the agreement are €1,969, or approximately $2,137, in 2015 (including 2014 and first quarter 2015 purchase commitments of €241, or approximately $262, and €432, or approximately $469, respectively, that were not yet made) and €1,728, or approximately $1,875, in 2016. Our failure to meet the 2014 and first quarter 2015 minimum purchase commitments could be considered a material breach under the terms of the agreement, and DIL can seek to terminate the agreement. Upon receipt of written notice of a material breach, the Company would have sixty days to fulfill the purchase requirements. If we do not cure the breach within sixty days, DIL may terminate the Agreement immediately upon sending us written notification. If the Agreement is terminated, DIL may seek to invalidate the assignment of the patent application, which could cause us to incur significant expenses to defend against such claim. If DIL is successful in invalidating the assignment of the patent application, we may be limited from manufacturing, selling or using Fortetropin, which may adversely impact our business, financial condition and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our interim condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on  Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Overview

We were incorporated in the State of Nevada on April 11, 2007. Prior to February 2011, we did not have any operations and did not generate any revenues. In February 2011, we acquired our proprietary active ingredient called Fortetropin®, the first clinically proven natural myostatin inhibitor. Since February 2011, our principal business activities have been focused on deepening our scientific understanding of the activity of Fortetropin, and to leverage this knowledge to strengthen and build our intellectual property; developing sales and marketing strategies aimed at expanding our commercial presence in the sports nutrition and age management markets; evaluating the value of Fortetropin in therapeutic markets, including the treatment of sarcopenia, cachexia, anorexia, obesity and muscular-related conditions; and, conducting research and development focused on the discovery, development and commercialization of other products and technologies aimed at maintaining or improving the health and performance of muscle tissue.

Plan of Operation

We are focused on the discovery, development and commercialization of nutritional supplements, functional foods, therapeutic products and other technologies aimed at maintaining or improving the health and performance of muscle tissue. Our initial core ingredient is Fortetropin, a natural, reversible, temporary myostatin inhibitor. Our plan of action is to: (i) create an emergent sales platform through marketed e-commerce sales of our Rē Muscle HealthTM portfolio of branded products and strategic selection of partnerships and collaborations to maximize near-term and future revenues, (ii) deepen the scientific understanding of the activity of Fortetropin, specifically as a natural, reversible, temporary modulator of the regulatory protein myostatin, and to leverage this knowledge to strengthen and build our intellectual property, (iii) conduct research and development activities to evaluate myostatin modulation in a range of both wellness and disease states, (iv) identify other products and technologies which may broaden our portfolio and define a business development strategy to protect, enhance and accelerate the growth of our products, (v) reduce the cost of manufacturing through process improvement, and (vi) identify contract manufacturing resources that can fully meet our future growth requirements. We believe that existing wellness and therapeutic targets, such as myostatin, represent a rational entry point for additional drug discovery efforts and are evaluating a separate, concurrent objective in this area.

Our commercial focus is to leverage our clinical data to develop proprietary products including direct-to-consumer branded products using multiple product delivery formats to target the large, but currently underserved, markets focused on muscle health. Our first commercial product, MYO-T12, is sold in the sports nutrition market under the brand name MYO-X® through a distribution arrangement with Maximum Human Performance (“MHP”). For additional information regarding MHP please refer to Part II, “Item 1. Legal Proceedings.” In February 2014, we expanded our commercial operations into the age management market through a distribution agreement with Cenegenics Product and Lab Services, LLC (“Cenegenics”), under which Cenegenics distributes and promotes a proprietary formulation containing Fortetropin through its age management centers and its community of physicians. While we may continue to sell our products through these and other distributors, we have recently launched Rē Muscle Health, our own direct-to-consumer portfolio of products designed to meet the growing population of individuals focused on proactively addressing health and wellness concerns. Rē Muscle Health, which is available online at www.remusclehealth.com, features a full line of muscle health bars, meal replacement shakes and daily supplement powders each powered by a full 6.6 gram single serving dose of Fortetropin. Increased awareness of muscle health and the potential therapeutic benefits of myostatin inhibition provides catalyst for potential growth of our products. We continue to pursue additional markets such as medical foods and international opportunities. We intend to conduct additional clinical studies and medical research to develop product improvements and new products in consumer preferred dosage forms, to support differentiated and advantaged marketing claims for our products, to enhance our intellectual property and to establish a scientific foundation for therapeutic applications for our technology.

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

As an early-stage bionutritional and biotherapeutics company, we are dedicated to basic and clinical research that supports our existing and future product portfolio. Our research program is actively evaluating the many active proteins, lipids and peptides in Fortetropin, specifically as a natural, reversible, temporary modulator of the regulatory protein myostatin, and to leverage this knowledge to strengthen and build our intellectual property. We are dedicated to protecting our innovative technology and believe that our research programs will establish a basis for the continued submission of patent applications to help protect the Company's intellectual property. We expect our investment in research and development to continue to grow in the future.

Clinical and Basic Research Programs

We invest in research and development activities externally through academic and industry collaborations aimed at enhancing our products, optimizing manufacturing and broadening the product portfolio. We have developed the following collaborations with various academic centers:

●	In September 2013, we entered into a clinical study agreement with Hackensack University Medical Center to conduct a clinical study to determine the effects of Fortetropin on blood chemistries and body mass index in healthy adult women. The study is expected to be completed in 2015.

●	In May 2014, we entered into a three-year master service agreement with Rutgers University. The initial phase under the agreement was to develop cell-based assays for high-throughput screening studies of next generation myostatin inhibitors. We believe the assays developed will enable us to elucidate the specific molecules in Fortetropin that impart activity as it relates to the development of muscle tissue. Additionally, we have initiated the second phase of the agreement to develop a secondary assay for measuring myostatin activity using a genetically engineered muscle cell line that will fluoresce in the presence of myostatin. The project is expected to be completed in 2015.

●	In May 2014, we entered into an agreement with the University of Tampa to study the effects of Fortetropin supplementation in conjunction with modest resistance training in average men. The study was a double-blind, placebo-controlled trial which examined the effects of Fortetropin on skeletal muscle growth, lean body mass, strength, and power in recreationally trained males. Forty-five subjects were divided into placebo, 6.6g and 19.8g dosing arms of Fortetropin daily for a period of 12 weeks. Results demonstrated a statistically significant increase in both muscle thickness and lean body mass in subjects taking Fortetropin compared to placebo. Additionally, a statistically significant decrease in fat mass in subjects in the 19.8g arm was noted. The clinical study also analyzed blood myostatin, follistatin and cytokines levels via high-sensitivity enzyme-linked immunosorbent assay (“ELISA”) based spectrophotometric. Serum was analyzed for a plethora of relative cytokine levels via high-sensitivity enhanced chemiluminescent-based methods. The Interferon-Gamma (“IFN-γ”) inflammatory cytokine protocol screening showed no statistically significant changes in serum levels of IFN-γ for subjects in the placebo group. However, subjects in both Fortetropin daily dosing arms experienced statistically significant decreases (p < 0.05) in serum levels of the IFN-γ inflammatory cytokine. IFN-γ is recognized as a signature pro-inflammatory cytokine protein that plays a central role in inflammation and autoimmune diseases. Excess levels of inflammatory cytokines are associated with muscle-wasting diseases such as sarcopenia and cachexia. The lipid serum safety protocol demonstrated that daily use of Fortetropin at recommended and three times the recommended dose had no adverse lipid effect and did not adversely affect cholesterol, HDL or triglyceride levels. Data from the study was presented at the American College of Nutrition’s 55th annual conference. A separate mechanism of action study at the University of Tampa demonstrated that in addition to reducing serum myostatin levels, Fortetropin showed activity in mTOR and Ubiquitin pathways, two other crucial signaling pathways in the growth and maintenance of healthy muscle. Specifically, the preclinical data showed that Fortetropin up-regulates the mTOR regulatory pathway. The mTOR pathway is responsible for production of a protein kinase related to cell growth and proliferation that increases skeletal muscle mass. Up-regulation of the mTOR pathway is important in preventing muscle atrophy. We believe Fortetropin's ability to affect the mTOR pathway may have a significant impact in treating patients suffering from degenerative muscle diseases and suggests that Fortetropin-based products may help slow muscle loss secondary to immobility and denervation. The preclinical data also demonstrated that Fortetropin acts to reduce the synthesis of proteins in the Ubiquitin pathway, a highly selective, tightly regulated system that serves to activate muscle breakdown. Over-production in the Ubiquitin pathway is responsible for muscle degradation. We believe Fortetropin's ability to regulate production in the Ubiquitin pathway may have significant implications for repairing age-related muscle loss and for patients suffering from chronic diseases causing cachexia.

●	In August 2014, we entered into a research agreement with Human Metabolome Technologies America, Inc., (“HMT”), to apply their proprietary, state-of-the-art capillary electrophoresis-mass spectrometry (CE-MS) technologies to characterize the metabolomic profiles of plasma samples obtained from healthy male subjects who used either Fortetropin or placebo with the goal of identifying metabolites with pro-myogenic activity in the plasma samples of subjects who took Fortetropin as well as examining the effect on glucose and fat metabolism. HMT used a metabolite database of over 290 lipids and over 900 metabolites to identify potential plasma biomarkers of muscle growth. The study was completed during the fourth quarter of 2014. Initial data from this study indicated that subjects who received Fortetropin displayed differential metabolomic profiles relative to subjects who received placebo. We are evaluating the results of this study and anticipate that the results will enhance our understanding of the mechanism of action of Fortetropin and provide guidance for the development of biotherapeutics based on Fortetropin. Additionally, the early indications of plasma biomarkers may guide future study design for Fortetropin clinical trials by identifying clinically-relevant endpoints and potential stratification of patient populations.

●	In May 2015, we initiated a dose response clinical study led by Jacob Wilson, Ph.D., CSCS*D, Professor of Health Sciences and Human performance at the University of Tampa to examine the effects of Fortetropin supplementation on plasma myostatin levels at various dosing levels. This study is intended to help us better define the dose response curve, the minimal effective dose and effects of Fortetropin on serum myostatin. In this double blind placebo controlled clinical study, 80 subjects will be randomized to four groups who will be supplemented with three different doses of Fortetropin and a matching placebo. This study will continue to build upon our current knowledge of Fortetropin and will allow is to formulate new products. This study is expected to be completed in 2015.

The foregoing agreements are an integral part of our business strategy and we believe they will provide a clear scientific rationale for Fortetropin's role as a nutritional product and support its use in different medical and health applications in the future.

We are also building a small molecule and biologics discovery program aimed at regulators of myostatin synthesis and activation and the different pathways that act upon muscle development. In July 2014, we entered into a research and development agreement with Cloud Pharmaceuticals, Inc., (“Cloud”), to discover product candidates related to the inhibition of targets in the myostatin regulatory pathway as well as inflammatory mediators associated with sarcopenia and cachexia. Cloud utilizes cloud computing technology to initiate and design small molecule drug candidates based on their Inverse Design proprietary cheminformatics tool. The research will focus on the development of product candidates related to Janus Kinase 3 inhibition and regulators in the myostatin pathway.

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

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

	Three Months Ended March 31,		Change
(In thousand $)	2015	2014	Dollars	%
Net sales	$6	$1,546	$(1,540)	-100%
Cost of sales	5	405	(400)	-99%
Gross profit	1	1,141	(1,140)	-100%
as a % of net revenues	17%	74%
Operating expenses:
Research and development	189	434	(245)	-56%
Selling, general and administrative	1,288	1,130	158	14%
Amortization	52	-	52	N/M
Total operating expenses	1,529	1,564	(35)
as a % of net revenues	N/M	101%

Operating loss	(1,528)	(423)	(1,105)	261%

Other income (expense), net	-	1	(1)	-100%

Income tax expense - current	(1)	-	(1)	N/M

Net loss	$(1,529)	$(422)	$(1,107)	262%

Net sales

Net sales for the three months ended March 31, 2015 decreased $1,540, or 100%, compared to net sales for the three months ended March 31, 2014. The decrease in net sales was primarily due to a shift in commercial strategy away from exclusive distribution relationships to developing and launching our own proprietary brand. We have just launched our Rē Muscle Health portfolio of branded products and we are pursuing strategic partnerships and collaborations to expand the commercial distribution of Fortetropin.

Cost of sales and gross profit (loss)

Cost of sales for the three months ended March 31, 2015 decreased $400, or 99%, compared to cost of sales for the three months ended March 31, 2014. The decrease in cost of sales and gross profit as a percentage of net sales was primarily due to lower net sales.

Operating expenses

Research and development expenses for the three months ended March 31, 2015 decreased $245, or 56%, compared to research and development expenses for the three months ended March 31, 2014. The decrease in research and development expenses was primarily due to lower costs associated with our clinical and basic research programs through academic and industry collaborations.

Selling, general and administrative expenses for the three months ended March 31, 2015 increased $158, or 14%, compared to selling, general and administrative expenses for the three months ended March 31, 2014. The increase in selling, general and administrative expenses was primarily due to higher legal and audit professional fees of $113, higher marketing and promotional expenses of $101 related to Rē Muscle Health product development and launch readiness costs, higher personnel costs of $82 consisting of salaries, benefits and other costs, including stock-based compensation, higher public company compliance costs of $31 and higher facility lease costs of $29, offset by lower distributor cooperative advertising & sales commission costs of $202.

Amortization expense was $52 for the three months ended March 31, 2015, which includes $50 related to amortization of our Fortetropin intellectual property, including the formula, trademarks, trade secrets, patent application and domain names acquired from Peak Wellness and $2 related to amortization of the patent application for the manufacture of Fortetropin acquired from Deutsches Institut fur Lebensmitteltechnik e.V. - the German Institute for Food Technologies (“DIL”). Amortization expense was $0 for the three months ended March 31, 2014.

Other income (expense), net

Other income (expense), net consisted of interest income of $0 and $1 for the three months ended March 31, 2015 and 2014, respectively. Interest income for the three months ended March 31, 2015 decreased compared to interest income for the three months ended March 31, 2014 due to lower average cash balances.

Income tax expense

Income tax expense for the three months ended March 31, 2015 was $1, which reflects state minimum corporate taxes.

Liquidity and Capital Resources

Working capital at March 31, 2015 and December 31, 2014 is summarized as follows:

	March 31,	December 31,	Increase
(In thousand $)	2015	2014	(Decrease)
Current Assets:
Cash	$590	$1,567	$(977)
Accounts receivable, net	682	982	(300)
Inventories, net	1,810	1,814	(4)
Prepaid expenses and other current assets	801	745	56
Total current assets	$3,883	$5,108	$(1,225)
Current liabilities:
Accounts payable	$177	$79	$98
Accrued liabilities	350	495	(145)
Total current liabilities	$527	$574	$(47)
Working Capital	$3,356	$4,534	$(1,178)
Current Ratio	7.37	8.90

Working capital decreased $1,178 to $3,356 at March 31, 2015 compared to $4,534 at December 31, 2014. The decrease in working capital was due to decreases in cash and accounts receivable of $977 and $300, respectively, and an increase in accounts payable of $98. Cash decreased due to cash used in operations, accounts receivable decreased due to collections received against outstanding Cenegenics’ accounts receivable and accounts payable increased due to timing of payments. Partially offsetting these decreases in working capital was an increase in prepaid expenses and other current assets of $56 and a decrease in accrued expenses of $145. Prepaid expenses and other current assets increased primarily due to higher prepaid insurance and higher prepaid inventories related to Rē Muscle Health packaging materials. Accrued expenses decreased primarily due to lower accrued salaries, and accrued research and development expenses.

At March 31, 2015, we had cash of $590 and total assets of $6,129 (which includes $1,938 of intangible assets). Summarized cash flows for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
(In thousand $)	2015	2014	Change
Net cash used in operating activities	$(977)	$(1,196)	$219
Net cash used in investing activities	-	(4)	4
Net cash provided by financing activities	-	4,663	(4,663)
Net increase/(decrease) in cash	$(977)	$3,463	$(4,440)

Cash flows from operating activities represent net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash used by operating activities for the three months ended March 31, 2015 decreased $219 compared to the three months ended March 31, 2014 primarily due to an increase of $1,150 in the amount of cash provided as a result of changes in accounts receivable and an increase of $722 in the amount of cash provided as a result of changes in inventories, partially offset by an increase of $1,064 in net loss adjusted for certain non-cash items and an increase of $637 in the amount of cash used as a result of changes in accounts payable and accrued expenses. For additional information about the changes in operating assets and liabilities refer to the above discussion on working capital.

Net cash used in investing activities includes cash used to purchase capital assets. Net cash used in investing activities for the three months ended March 31, 2015 were $0. Net cash used in investing activities for the three months ended March 31, 2014 included additions to fixed assets of $4.

Net cash provided by financing activities includes proceeds from borrowing and issuing equity instruments. Net cash provided by financing activities for the three months ended March 31, 2015 were $0. Net cash provided by financing activities for the three months ended March 31, 2014 was $4,663, which resulted from net proceeds from our January 2014 private placement transaction.

As of the filing date of this Form 10-Q, management believes that there may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months. We expect that we will need to seek additional funding through public or private financing or through collaborative arrangements with strategic partners in the third quarter of 2015 as we do not expect to have sufficient cash to operate past such date. These facts raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, we are evaluating various alternatives, including reducing operating expenses and personnel costs, securing additional financing for future business activities and other strategic alternatives. There can be no assurance that the Company will be able to generate the level of operating revenues in its business plan, or if additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, our future operating prospects may be adversely effected.

Revolving Note

On August 29, 2014, the Company entered into a Loan Revision Agreement, which extended the termination date of the October 2013 revolving credit agreement (as amended, the “Revolving Note”) with City National Bank to August 31, 2015. All other terms evidenced by the Revolving Note remained the same. The Revolving Note provides an aggregate principal amount of $500 in revolving loans collateralized by all inventory, chattel paper, accounts, equipment, general intangibles, securities and instruments. The revolving loans may be borrowed, repaid and re-borrowed, provided at the time of any borrowing no event of default exists. Under the Revolving Note, all principal amounts outstanding with interest thereon is due and payable on August 31, 2015. Committed borrowings under the Revolving Note bear interest from the date of its disbursement at a per annum interest rate equal to prime rate plus 1.25%. The Revolving Note contains customary events of default, including failure to make payment and bankruptcy. At March 31, 2015 and December 31, 2014, there were no outstanding borrowings under the Revolving Note. On April 1, 2015, we borrowed $500 under the Revolving Note agreement, leaving $0 of borrowings still available to the Company under the Revolving Note.

Long-term Contractual Obligations

In addition to our Revolving Note obligation, as of March 31, 2015, the Company’s enforceable and legally binding contractual obligations include future minimum lease payments under a non-cancellable operating lease and purchase obligations under a long-term supply agreement.

At March 31, 2015, the future minimum lease payments under the non-cancellable operating lease in excess of one year were as follows:

(In thousand $)
Years Ended December 31,	Amount
2015 (remaining nine months)	$134
2016	152
2017	181
2018	187
2019	191
Total	$845

For additional information about the operating lease refer to “NOTE 12 – Commitments and Contingencies – Operating Lease” in our notes to condensed consolidated financial statements.

On July 18, 2014, the Company amended the supply agreement with DIL. Among other things, the agreement provides that DIL will manufacture and supply the Company on a monthly basis with Fortetropin for its products and obligates the Company to purchase fixed minimum quantities for the remainder of 2014 and calendar years 2015 and 2016 at a fixed price. The agreement expires on December 31, 2016, and may be renewed for additional one-year periods unless terminated by either party by giving ninety days notice before the expiration of the current term. Included in prepaid expenses and other current assets at March 31, 2015 were payments of $663 that the Company paid in advance for 2014 inventory purchases yet to be delivered by DIL. The minimum purchase obligations under the agreement are €1,969, or approximately $2,137, in 2015 (including 2014 and first quarter 2015 purchase commitments of €241, or approximately $262, and €432, or approximately $469, respectively, that were not yet made) and €1,728, or approximately $1,875, in 2016. Our failure to meet the 2014 and first quarter 2015 minimum purchase commitments could be considered a material breach under the terms of the agreement, and DIL can seek to terminate the agreement. Upon receipt of written notice of a material breach, the Company would have sixty days to fulfill the purchase requirements. If we do not cure the breach within sixty days, DIL may terminate the Agreement immediately upon sending us written notification. If the Agreement is terminated, DIL may seek to invalidate the assignment of the patent application, which could cause us to incur significant expenses to defend against such claim. If DIL is successful in invalidating the assignment of the patent application, we may be limited from manufacturing, selling or using Fortetropin, which may adversely impact our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires all debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt.  Prior to the issuance of this standard, debt issuance costs, which are specific incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument (i.e., third party costs), were required to be presented in the balance sheet as a deferred charge (i.e., an asset).  Under ASU 2015-03, the presentation of debt issuance costs is consistent with the presentation for a debt discount, (i.e., a direct adjustment to the carrying value of the debt).  ASU 2015-03 does not affect the recognition and measurement of debt issuance costs. Accordingly, the amortization of such costs should continue to be calculated using the interest method and be reported as interest expense.  ASU 2015-03 is effective for us in financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” (“ASU 2015-01”).  ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items and, therefore, it will no longer be necessary for entities to assess items for potential classification as extraordinary items in their financial statements. The accounting changes in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The amendments in this update define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. This update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update are effective for us beginning in the first quarter of 2017. Early application is permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for us beginning in the first quarter of 2017 using one of two prescribed transition methods. Early adoption is not permitted. In April 2015, the FASB voted to delay the implementation of ASU 2014-09 by one year. The proposed delay in implementation is not currently effective. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

The Company has not recorded sales to its distributors during the first quarter 2015 and fourth quarter 2014, and sales to distributors were minimal during the third quarter 2014, accordingly the Company cannot predict what future sales, if any, will come from its distributors. In addition, the Company recently launched its direct-to-consumer branded products. Management’s estimates, including evaluation of impairment of long-lived assets and inventory reserves are based in part on forecasted future results. A variety of factors could cause actual results to differ from forecasted results and these differences could have a significant effect on asset carrying amounts.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015.  Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the  quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item1A.  Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 27, 2015.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.  Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6.  Exhibits.

No.	Description
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MYOS CORPORATION

Date: May 14, 2015	By:	/s/ Joseph C. DosSantos
Name: Joseph C. DosSantos
Title: Chief Financial Officer

