Form 10-Q
period 2015-06-30
MYOS Corp
filed 2015-08-14
CIK 1402479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

_________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission file number 000-53298

_________________________

MYOS CORPORATION

(Exact name of registrant as specified in its charter)

_________________________

Nevada	90-0772394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Horsehill Road, Suite 106
Cedar Knolls, New Jersey 07927
(Address of principal executive offices, including zip code)

(973) 509-0444 (Registrant’s telephone number, including area code) _______________________________

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

As of August 13, 2015, the registrant had 3,317,909 shares of common stock outstanding.

MYOS CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYOS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,297	$1,567
Accounts receivable, net	867	982
Inventories, net	2,172	1,814
Prepaid expenses and other current assets	576	745
Total current assets	4,912	5,108

Fixed assets, net	310	313
Intangible assets, net	1,885	1,990
Total assets	$7,107	$7,411

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$206	$79
Accrued expenses	559	495
Revolving note	500	-
Total current liabilities	1,265	574

Contract liability	111	101

Total liabilities	1,376	675

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value; 500,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.001 par value; 8,000,000 shares authorized;
3,317,909 and 3,103,300 shares issued and outstanding at
June 30, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	26,581	25,100
Accumulated deficit	(20,853)	(18,367)
Total stockholders' equity	5,731	6,736

Total liabilities and stockholders' equity	$7,107	$7,411

See accompanying Notes to unaudited condensed consolidated financial statements.

MYOS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net sales	$82	$1,679	$88	$3,225
Cost of sales (excludes amortization of acquired intangibles)	31	645	36	1,050
Gross profit	51	1,034	52	2,175
Operating expenses
Research and development	214	295	403	729
Selling, general and administrative	735	1,685	2,023	2,815
Amortization	53	50	105	50
Loss on asset impairment	-	5	-	5
Total operating expenses	1,002	2,035	2,531	3,599
Operating loss	(951)	(1,001)	(2,479)	(1,424)

Other income (expense):
Interest income	-	1	-	2
Interest expense	(6)	-	(6)	-
Loss before income taxes	(957)	(1,000)	(2,485)	(1,422)

Income tax expense – current	-	-	(1)	-
Net loss and comprehensive loss	$(957)	$(1,000)	$(2,486)	$(1,422)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.30)	$(0.34)	$(0.79)	$(0.51)

Weighted average number of common shares outstanding:
Basic and diluted	3,182	2,909	3,133	2,807

See accompanying Notes to unaudited condensed consolidated financial statements.

MYOS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(2,486)	$(1,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25	24
Amortization	105	50
Accretion of contract liability	10	-
Decrease in allowance for doubtful accounts	(195)	-
Stock-based compensation	565	725
Impairment charge	-	5
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	310	(1,688)
(Increase) in inventories	(358)	(1,026)
(Increase) decrease in prepaid expenses and other current assets	169	(69)
Increase in accounts payable and accrued expenses	181	603
Net cash used in operating activities	(1,674)	(2,798)

Cash Flows From Investing Activities:
Additions to fixed assets	(12)	(16)
Acquisition of intangible assets	-	(4)
Net cash used in investing activities	(12)	(20)

Cash Flows From Financing Activities:
Borrowings of revolving note	500	-
Proceeds from exercise of warrants, net	916	-
Proceeds from issuance of common stock	-	4,735
Offering costs	-	(72)
Net cash provided by financing activities	1,416	4,663

Net increase (decrease) in cash	(270)	1,845
Cash at beginning of period	1,567	451
Cash at end of period	$1,297	$2,296

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$5	$-
Income taxes, net of refunds	$3	$2

Supplemental schedule of non-cash investing and financing activities:
Shares issued for private placement fee	$-	$355
Warrants issued with common stock	$-	$2,486
Forfeiture of restricted stock for prepaid services	$-	$70
Accrued capital expenditures	$10	$-
Incremental fair value resulting from Series C, Series D,
and Series E warrant modification	$225	-

See accompanying Notes to unaudited condensed consolidated financial statements.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND LIQUIDITY

Nature of Operations

MYOS Corporation is an emerging bionutrition and biotherapeutics company focused on the discovery, development and commercialization of products that improve muscle health and function. The Company was incorporated under the laws of the State of Nevada on April 11, 2007. As used in this report, the terms the “Company”, “MYOS”, “our”, or “we”, refer to MYOS Corporation, its predecessor, Atlas Therapeutics Corporation, and subsidiary, unless the context indicates otherwise. On February 25, 2011, the Company entered into an agreement to acquire the intellectual property for Fortetropin®, our proprietary active ingredient from Peak Wellness, Inc. (the "Acquisition"). Since the Acquisition, the Company’s principal business activities have been focused on deepening our scientific understanding of the activity of Fortetropin and to leverage this knowledge to strengthen and build our intellectual property; developing sales and marketing strategies aimed at expanding our commercial presence in the sports nutrition and age management markets; evaluating the value of Fortetropin in therapeutic markets, including the treatment of sarcopenia, cachexia, anorexia, obesity and muscular-related conditions; and, conducting research and development focused on the discovery, development and commercialization of other products and technologies aimed at maintaining or improving the health and performance of muscle tissue. Since its inception in April 2007, the Company has recognized revenues of approximately $7.8 million. The Company’s activities are subject to significant risks and uncertainties.

Our commercial focus is to leverage our clinical data to develop proprietary products including direct-to-consumer branded products using multiple product delivery formats to target the large, but currently underserved, markets focused on muscle health. Our first commercial product, MYO-T12, is sold in the sports nutrition market under the brand name MYO-X® through a distribution arrangement with Maximum Human Performance (“MHP”). In February 2014, we expanded our commercial operations into the age management market through a distribution agreement with Cenegenics Product and Lab Services, LLC (“Cenegenics”), under which Cenegenics distributes and promotes a proprietary formulation containing Fortetropin through its age management centers and its community of physicians. While we may continue to sell our products through these and other distributors, we have recently launched Rē Muscle HealthTM, our own direct-to-consumer portfolio of products designed to meet the need of the growing population of individuals focused on proactively addressing health and wellness concerns. Rē Muscle Health, which is available online at www.remusclehealth.com, features a full line of muscle health bars, meal replacement shakes and daily supplement powders each powered by a full 6.6 gram single serving dose of Fortetropin. We believe increased awareness of muscle health and the potential therapeutic benefits of myostatin inhibition will provide a catalyst for the growth of our products. We continue to pursue additional markets such as medical foods and international opportunities. We intend to conduct additional clinical studies and medical research to develop product improvements and new products in consumer preferred dosage forms, to support differentiated and advantaged marketing claims for our products, to enhance our intellectual property and to establish a scientific foundation for therapeutic applications for our technology.

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

Liquidity

As of June 30, 2015, the Company had cash of $1,297 to meet current obligations and working capital of $3,647 (current assets of $4,912, less current liabilities of $1,265). We have incurred net losses since our inception. For the three months ended June 30, 2015 and June 30, 2014 net loss was $957 and $1,000, respectively, and for the six months ended June 30, 2015 and June 30, 2014, net loss was $2,486 and $1,422, respectively. In addition, net cash used in operating activities for the six months ended June 30, 2015 and 2014 was $1,674 and $2,798, respectively. At June 30, 2015 and December 31, 2014, we had an accumulated deficit of $20,853 and $18,367, respectively. Since the Company’s inception, net cash provided by financing activities, which has been our primary source of cash flows, was $16,761. At June 30, 2015, we had outstanding borrowings of $500 under our revolving credit agreement (the “Revolving Note”), which matures on August 31, 2015. For additional information about the Revolving Note refer to “NOTE 6 – Debt.”

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

As of the filing date of this Form 10-Q, management believes that there is not sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months. We expect that we will need to seek additional funding through public or private financing or through collaborative arrangements with strategic partners in the fourth quarter of 2015 as we do not expect to have sufficient cash to operate past such date. These facts raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, we are evaluating various alternatives, including reducing operating expenses, such as personnel costs, extending the maturity date on our Revolving Note, securing additional financing for future business activities and other strategic alternatives. There can be no assurance that the Company will be able to generate the level of operating revenues in its business plan, or if additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, our future operating prospects may be adversely affected. No adjustments have been made to these financial statements to reflect this uncertainty.

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

The Company has recorded minimal sales to its distributors during the past four consecutive quarters, and has only recently launched its Rē Muscle Health portfolio of branded products. Accordingly, the Company cannot predict future sales. Management’s estimates, including evaluation of impairment of long-lived assets and inventory reserves are based in part on forecasted future results. A variety of factors could cause actual results to differ from forecasted results and these differences could have a significant effect on asset carrying amounts.

Cash & Cash Equivalents

As of June 30, 2015 and December 31, 2014, the Company had cash of $1,297 and $1,567, respectively. The Company considers all highly liquid investments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At June 30, 2015 and December 31, 2014, the Company had no cash equivalents.

The Company maintains its bank accounts with high credit quality financial institutions and has never experienced any losses related to these bank accounts. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its financial institutions. The balance at times may exceed federally insured limits. At June 30, 2015 and December 31, 2014, the Company's uninsured cash balances totaled $1,015 and $1,293, respectively.

Concentrations of Risk, Significant Customers and Significant Supplier

Management regularly reviews accounts receivable and if necessary, establishes an allowance for doubtful accounts that reflects management’s best estimate of amounts that may not be collectible based on historical collection experience and specific customer information. Bad debt expense recognized as a result of an allowance for doubtful accounts is classified under selling, general and administrative expenses in the statements of operations. Based on historical collection experience and other factors, during the three months ended June 30, 2015, management determined that the Cenegenics’ allowance for doubtful accounts should be reduced to $195. Accordingly, a reduction in bad debt expense of $195 was recorded for the three and six months ended June 30, 2015. If we are unable to collect our outstanding accounts receivable from Cenegenics, our operating results and financial condition will be adversely affected. Bad debt expense was $0 for the three and six months ended June 30, 2014.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

At June 30, 2015 and December 31, 2014, the Company had the following concentrations of net accounts receivable with customers:

(In thousand $)	June 30,	December 31,
	2015	2014
Cenegenics	$1,000	$1,372
MHP	57	-
Other	5	-
Subtotal	1,062	1,372
Allowance for doubtful accounts	(195)	(390)
Accounts receivable, net	$867	$982

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

We review our fixed assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. If the assets are determined to be unrecoverable, an impairment loss is calculated by determining the difference between the carrying values and the estimated fair value. During the six months ended June 30, 2014, the Company recorded an impairment charge of $5 to reduce the unrecoverable net carrying value of a capitalized fixed asset to zero. We did not consider any of our fixed assets to be impaired during the three and six months ended June 30, 2015.

Intangible Assets

The Company’s intangible assets consist primarily of intellectual property pertaining to Fortetropin, including its formula, trademarks, trade secrets, patent application and domain names, which was determined to have a fair value of $2,000 as of December 31, 2011. Based on expansion into new markets and introduction of new formulas, management determined that the intellectual property had a finite useful life of ten (10) years and began amortizing the asset over its estimated useful life beginning April 2014. There were no impairment losses recorded during the three and six months ended June 30, 2015 and 2014.

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

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

Intangible assets at June 30, 2015 and December 31, 2014 consisted of the following:

(In thousand $)	June 30,	December 31,
	2015	2014
Intangibles with finite lives:
Intellectual property	$2,101	$2,101
Less: accumulated amortization	(260)	(155)
Total intangibles with finite lives:	1,841	1,946
Intangibles with indefinite lives:
Intellectual property	-	-
Patent costs	44	44
Total intangibles with indefinite lives:	44	44
Total intangible assets, net	$1,885	$1,990

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense for intangible assets is estimated to be $105 over the remainder of 2015 and $210 in each of the next five years.

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

June 30, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Shipping and Handling Costs

The Company records costs of shipping product to our customers in cost of sales. These expenses were $4 and $9 for the three months ended June 30, 2015 and 2014, respectively, and $4 and $10 for the six months ended June 30, 2015 and 2014 respectively.

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

Comprehensive Loss

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by, or distributions to, the Company’s stockholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are included in comprehensive income (loss), but excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company had no items of other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014.  Accordingly, the Company's comprehensive loss and net loss are the same for all periods presented.

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

A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement. At June 30, 2015 and December 31, 2014, the Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable and accrued expenses. Due to their short-term nature, the carrying amounts of the Company’s financial instruments approximated their fair values.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Basic and Diluted Earnings (Loss) Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potential dilutive securities outstanding had been issued. The Company uses the “treasury stock” method to determine the dilutive effect of common stock equivalents such as options, warrants and restricted stock. For the three and six months ended June 30, 2015 and 2014, the Company incurred a net loss. Accordingly, the Company’s common stock equivalents were anti-dilutive and excluded from the diluted net loss per share computation. The aggregate number of potentially dilutive common stock equivalents outstanding at June 30, 2015 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 1,244,708, which includes warrants to purchase an aggregate 761,878 shares of common stock, options to purchase an aggregate of 468,180 shares of common stock and unvested restricted stock awards of 14,650 shares of common stock. The aggregate number of potentially dilutive common stock equivalents outstanding at June 30, 2014 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 850,202, which includes warrants to purchase an aggregate 473,522 shares of common stock, options to purchase an aggregate of 349,280 shares of common stock and unvested restricted stock awards of 27,400 shares of common stock.

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

Interest costs and penalties related to income taxes are classified as interest expense and operating expenses, respectively, in the Company's financial statements.  For the three and six months ended June 30, 2015 and 2014, the Company did not recognize any interest or penalty expense related to income taxes.  The Company files income tax returns in the U.S. federal jurisdiction and states in which it does business.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”) which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires all debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt. Prior to the issuance of this standard, debt issuance costs, which are specific incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument (i.e., third party costs), were required to be presented in the balance sheet as a deferred charge (i.e., an asset). Under ASU 2015-03, the presentation of debt issuance costs is consistent with the presentation for a debt discount, (i.e., a direct adjustment to the carrying value of the debt). ASU 2015-03 does not affect the recognition and measurement of debt issuance costs. Accordingly, the amortization of such costs should continue to be calculated using the interest method and be reported as interest expense. ASU 2015-03 is effective for us in financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

June 30, 2015

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for us beginning in the first quarter of 2018 using one of two prescribed transition methods. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

NOTE 4 – INVENTORIES, NET

Inventories, net at June 30, 2015 and December 31, 2014 consisted of the following:

(In thousand $)	June 30, 2015	December 31, 2014
Raw materials	$2,078	$1,638
Work in process	1	2
Finished goods	107	443
	2,186	2,083
Less: inventory reserves	(14)	(269)
Inventories, net	$2,172	$1,814

NOTE 5 – FIXED ASSETS

Fixed assets at June 30, 2015 and December 31, 2014 consisted of the following:

(In thousand $)	June 30, 2015	December 31, 2014
Furniture, fixtures and equipment	$134	$134
Computers and software	43	21
Leasehold improvements	239	239
Other	7	7
Total fixed assets	423	401
Less: accumulated depreciation and amortization	(113)	(88)
Net book value of fixed assets	$310	$313

Depreciation and amortization expense was $13 and $12 for the three months ended June 30, 2015 and 2014, respectively and $25 and $24 for the six months ended June 30, 2015 and 2014, respectively. Repairs and maintenance costs are expensed as incurred.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 6 – DEBT

Revolving Note

On August 29, 2014, the Company entered into a Loan Revision Agreement, which extended the termination date of the October 2013 revolving credit agreement (as amended, the “Revolving Note”) with City National Bank to August 31, 2015. All other terms evidenced by the Revolving Note remained the same. The Revolving Note provides an aggregate principal amount of $500 in revolving loans collateralized by all inventory, chattel paper, accounts, equipment, general intangibles, securities and instruments. The revolving loans may be borrowed, repaid and re-borrowed, provided at the time of any borrowing no event of default exists. Under the Revolving Note, all principal amounts outstanding with interest thereon is due and payable on August 31, 2015. The Revolving Note contains customary events of default, including failure to make payment and bankruptcy. On April 1, 2015, we borrowed $500 under the Revolving Note, leaving $0 of borrowings still available to the Company under the Revolving Note. Committed borrowings under the Revolving Note bear interest from the date of its disbursement at a per annum interest rate equal to prime rate plus 1.25%. As of June 30, 2015, the interest rate on the Revolving Note was 4.50%. At June 30, 2015 and December 31, 2014, the outstanding borrowings under the Revolving Note were $500 and $0, respectively.

NOTE 7 - PREPAID EXPENSES, OTHER CURRENT ASSETS AND ACCRUED EXPENSES

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses and other current assets at June 30, 2015 and December 31, 2014 consisted of the following:

(In thousand $)	June 30, 2015	December 31, 2014
Prepaid insurance	$86	$46
Prepaid research and development	6	15
Prepaid consulting	9	8
Prepaid inventory purchases	250	664
Deferred charges(1)	153	-
Vendor refund receivable	58	-
Other	14	12
Total prepaid expenses and other current assets	$576	$745

(1)	Deferred charges represents the cost of inventory shipped to a customer during the six months ended June 30, 2015. The shipment was related to a settlement agreement with the customer under which there were extended payment terms. Accordingly the Company has deferred the costs until payment of the commensurate sales is received from the customer.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Accrued Expenses

Accrued expenses consist of estimated future liability payments that relate to the current and prior accounting periods. Management reviews these estimates regularly to determine their reasonableness. Accrued expenses at June 30, 2015 and December 31, 2014 consisted of the following:

(In thousand $)	June 30, 2015	December 31, 2014
Advertising and promotional expense payable	$171	$171
Audit fees payable	44	25
Deferred rent	53	30
Deferred revenue(1)	228	-
Research and development	10	49
Accrued salaries and bonuses	25	92
Consulting fees payable	12	96
Other accrued expenses	16	32
Total accrued expenses	$559	$495

(1)	Deferred revenue represents additional revenue to be recognized in connection with inventory shipped to a customer during the three months ended June 30, 2015. The shipment was related to a settlement agreement with the customer under which there were extended payment terms. Accordingly the Company has deferred the revenue until the related receivable is collected from the customer.

NOTE 8 – STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the six months ended June 30, 2015 were as follows:

(In thousand $)			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2014	3,103,300	$3	$25,100	$(18,367)	$6,736
Shares issued for services, net(1)	24,000	-	101		101
Stock-based compensation expense	-	-	464		464
Exercise of Series D Warrants, net of issuance costs of $85	190,609	-	916		916
Net loss	-	-	-	(2,486)	(2,486)
Balance at June 30, 2015	3,317,909	$3	$26,581	$(20,853)	$5,731

(1)	Represents 25,000 shares of fully vested restricted common stock issued to a consultant for services, partially offset by the forfeiture of 1,000 shares of restricted common stock previously issued to another consultant.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Issuances of Common Stock

The Company has periodically issued common stock in connection with private and public offerings transactions. The Company has received aggregate gross proceeds of approximately $16.9 million from these transactions as follows:

(In thousand $)			Gross
Date		Shares	Proceeds
February 25, 2011		95,334	$1,430
May 31, 2011		28,200	423
June 27, 2011		37,500	563
July 12, 2011		1,667	25
December 2, 2011		4,000	40
February 10, 2012		65,000	325
February 14, 2012		80,000	400
March 7, 2012		20,000	100
March 15, 2012		35,000	175
March 22, 2012		5,000	25
April 9, 2012		20,000	100
April 24, 2012	*	4,000	-
June 28, 2012		48,000	600
July 6, 2012		411,600	5,145
January 27, 2014		631,346	4,735
November 19, 2014		193,865	1,816
May 18, 2015		190,609	1,001
		1,871,121	$16,903

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

June 30, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

On May 18, 2015, the Company entered into Warrant Exercise Agreements with certain holders of outstanding Series D warrants to purchase an aggregate of 190,609 shares of common stock in the Company (the “Agreements”). Pursuant to the terms of the Agreements, the exercise price of the Series D Warrants exercised was reduced, immediately prior to their exercise, from $9.37 per share to $5.25 per share in exchange for the immediate cash exercise of such warrants. In addition, the Company agreed to (a) reduce the exercise price of its outstanding Series C Warrants from $12.00 per share to $9.00 per share and (b) reduce the exercise price of its outstanding Series E Warrants, which are exercisable only if the Series D Warrants are exercised, from $15.00 per share to $9.00 per share. The Company received aggregate gross proceeds of $1,001, or $916 net of cash fees of $85, from the cash exercise of the Series D Warrants. The Company accepted any and all Series D Warrants properly exercised at $5.25 per share, in accordance with the terms of the Series D Warrants, by May 21, 2015. Except for the changes set forth above, the terms of the Company’s outstanding warrants remain unchanged. The incremental fair value (i.e., the change in the fair value of the warrants before and after reducing the exercise price) determined using a Black-Scholes option pricing model was $38, $136 and $51 for the Series C, Series D and Series E Warrants, respectively, or $225 in aggregate, and was recognized in additional paid-in capital, since the modified warrants were initially classified within equity and remained classified within equity after the modification. The following table summarizes the assumptions used to calculate the incremental fair value of the warrants:

Expected volatility	96%-227%
Risk-free interest rate	0.02%-1.87%
Expected term in years	0.0-7.0
Expected dividend yield	0%

The risk-free rate is based on the U.S. Treasury rate for a note with a similar term in effect at the time of the grant. The expected volatility is based on the volatility of the Company’s historical stock price.

At May 18, 2015, the modified Series C and Series E Warrants were determined to have an estimated aggregate fair value of $569 and $653, respectively. A total of 3,256 Series D Warrants not presented for exercise by May 21, 2015 expired unexercised, along with 2,442 Series E Warrants, which became exercisable only if the Series D Warrants were exercised.

The following table summarizes information about warrants outstanding and exercisable at June 30, 2015:

		Number of	Shares Underlying	Shares Underlying	Shares Underlying
		Shares	Warrants	Warrants	Warrants
		Underlying	Exchanged,	Outstanding	Exercisable		Expiration
		Warrants	Exercised	at June 30,	at June 30,	Exercise	Term in
Description	Grant Date	Granted	or Expired	2015	2015	Price	Years
Series A(1)	January 27, 2014	315,676	-	315,676	315,676	$15.00	1.58
Series B(1)	January 27, 2014	157,846	-	157,846	157,846	$45.00	3.57
Series C(2)	November 19, 2014	145,399	(142,957)	2,442	2,442	$12.00	4.88
			142,957	142,957	142,957	$9.00	4.88
Series D(2)	November 19, 2014	193,865	(193,865)	-	-	N/A	N/A
Series E(2)	November 19, 2014	145,399	(145,399)	-	-	$15.00	N/A
			142,957	142,957	142,957	$9.00	6.88
		958,185	(196,307)	761,878	761,878

(1)	Issued in connection with the January 27, 2014 private placement transaction.
(2)	Issued in connection with the November 19, 2014 registered-direct public offering, and subsequently revised pursuant to Warrant Exercise Agreements entered into on May 18, 2015.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 10 - STOCK COMPENSATION

The Company’s 2012 Equity Incentive Plan (as amended, the “Plan”) provides for the issuance of up to 550,000 shares of our common stock. The Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. As of June 30, 2015, the remaining shares of common stock available for future issuance of awards was 111,820. The Company granted an aggregate of 30,000 options to purchase restricted common stock to certain directors prior to the adoption of the Plan.

Stock Option

The following table summarizes stock option activity for the six months ended June 30, 2015:

			Weighted Average
		Weighted	Remaining
	Shares	Average	Contractual
	Under	Exercise	Term
	Options	Price	(Years)
Balance at December 31, 2014	367,080	$14.68	8.50
Options granted	108,000	12.50
Options exercised	-	-
Options cancelled/forfeited	(6,900)	(10.98)
Balance at June 30, 2015	468,180	$14.23	8.37

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2015 was $5.22. The following table summarizes the assumptions used to value stock options granted during the six months ended June 30, 2015 using a Black-Scholes model:

Expected volatility	98%
Risk-free interest rate	1.39%-1.69%
Expected term in years	5.8-6.3
Expected dividend yield	0%

The risk-free rate is based on the U.S. Treasury rate for a note with a similar term in effect at the time of the grant. The expected volatility is based on the volatility of the Company’s historical stock price.

At June 30, 2015, the aggregate intrinsic value of outstanding and exercisable options was $0. The aggregate intrinsic value is calculated by multiplying the number of outstanding and exercisable options by the excess of the market price for our common stock at June 30, 2015 over the exercise price for each option. At June 30, 2015, the market price for our common stock was $3.61.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

The following table summarizes information about options outstanding and exercisable at June 30, 2015:

Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of	Options	Remaining	Range of	Options	Remaining
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Contractual Life
$7.00	5,000	6.89	$7.00	5,000	6.89
$8.60	30,500	8.70	$8.60	15,250	8.70
$10.00	5,120	7.61	$10.00	5,120	7.61
$11.00	3,000	7.53	$11.00	3,000	7.53
$12.10	30,500	8.86	$12.10	15,250	8.86
$12.50	211,500	8.76	$12.50	100,000	8.01
$12.55	20,000	8.89	$12.55	5,000	8.89
$13.00	14,600	9.03	$13.00	3,650	9.03
$13.45	2,000	8.98	$13.45	500	8.98
$13.50	14,960	8.99	$13.50	3,740	8.99
$13.75	6,000	9.18	$13.75	1,500	9.18
$17.50	100,000	7.61	$17.50	100,000	7.61
$22.50	5,000	6.12	$22.50	5,000	6.12
$32.00	15,000	6.03	$32.00	15,000	6.03
$34.50	5,000	6.06	$34.50	5,000	6.06
	468,180			283,010

As of June 30, 2015, there were 185,170 remaining unvested options, with vesting terms ranging from 0.1 to 3.5 years. As of June 30, 2015, vested options had a weighted-average remaining contractual term of 7.8 years and a weighted-average exercise price of $15.50 per share.

Restricted Stock

The following table summarizes restricted stock awards activities for the six months ended June 30, 2015:

		Weighted
		Average
		Grant Date
	Shares	Share Price
Restricted stock awards unvested at December 31, 2014	22,200	$14.95
Granted	25,000	4.04
Vested	(31,550)	5.22
Forfeited	(1,000)	7.50
Restricted stock awards unvested at June 30, 2015	14,650	$17.87

At June 30, 2015, the weighted-average remaining vesting period of unvested restricted stock awards was 1.54 years.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Stock-Based Compensation:

Stock-based compensation was $278 and $422 for the three months ended June 30, 2015 and 2014, respectively, and $565 and $725 for the six months ended June 30, 2015 and 2014, respectively. Stock-based compensation consists of expenses related to the issuance of stock options and restricted stock. The following table summarizes the components of stock-based compensation included in the statements of operations for the three and six months ended June 30, 2015 and 2014:

(In thousand $)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of sales	$-	$-	$-	$-
Research & development	25	45	50	64
Selling, general and administrative	253	377	515	661
Total stock-based compensation	$278	$422	$565	$725

The aggregate unrecognized compensation expense of stock options and restricted stock at June 30, 2015 was $1,264 which will be recognized through January 2019.

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

At June 30, 2015, the future minimum lease payments under the non-cancellable operating lease in excess of one year is as follows:

(In thousand $)

Years Ended December 31,	Amount
2015 (remaining six months)	$89
2016	152
2017	181
2018	187
2019	191
Total	$800

Rent expense, including common area maintenance charges and taxes, was $56 and $19 for the three months ended June 30, 2015 and 2014, respectively, and $111 and $36 for the six months ended June 30, 2015 and 2014, respectively.

Defined Contribution Plan

The Company established a 401(K) Plan (the “401(K) Plan”) for eligible employees of the Company effective April 1, 2014. Generally, all employees of the Company who are at least twenty-one years of age and who have completed three months of service are eligible to participate in the 401(K) Plan. The 401(K) Plan is a defined contribution plan that provides that participants may make salary deferral contributions, of up to the statutory maximum allowed by law (subject to make-up contributions) in the form of voluntary payroll deductions. The Company’s matching contribution is equal to 100 percent on the first four percent of a participant’s compensation which is deferred as an elective deferral. The Company’s aggregate matching contribution were $13 and $7 for the three months ended June 30, 2015 and 2014, respectively, and $27 and $7 for the six months ended June 30, 2015 and 2014, respectively.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Supply Agreement

Pursuant to the Exclusive Supply Agreement (as amended, the “Agreement”) with DIL, DIL manufactures and supplies Fortetropin exclusively to the Company and may not manufacture Fortetropin for other entities. In exchange the Company agreed to purchase minimum quantities of Fortetropin at fixed prices through 2016. In addition, DIL agreed to assign its United States patent application for the manufacture of the formula to the Company and the Company agreed, for a period of seven years from the expiration of the Agreement, it will pay DIL a low single-digit royalty payment for each kilogram of Fortetropin produced by the Company, subject to certain minimum and maximum amounts. DIL also granted the Company a right of first refusal to license and/or acquire the European patent it owns for the manufacture of the formula. The Agreement expires on December 31, 2016, and may be renewed for additional one-year periods unless terminated by either party by giving a ninety day notice before the expiration of the current term. Included in prepaid expenses and other current assets at June 30, 2015 were payments of $250 that the Company paid in advance for 2014 inventory purchases yet to be delivered by DIL. The minimum purchase obligations under the agreement are €1,969, or approximately $2,184, in 2015 (including 2014 and first half 2015 purchase commitments of €241, or approximately $267, and €864, or approximately $959, respectively, which were not yet made) and €1,728, or approximately $1,917, in 2016. Our failure to meet the 2014 and first half 2015 minimum purchase commitments could be considered a material breach under the terms of the agreement, and DIL can seek to terminate the agreement. Upon receipt of written notice of a material breach, the Company would have sixty days to fulfill the purchase requirements. If we do not cure the breach within sixty days, DIL may terminate the Agreement immediately upon sending us written notification. If the Agreement is terminated, DIL may seek to invalidate the assignment of the patent application, which could cause us to incur significant expenses to defend against such claim. If DIL is successful in invalidating the assignment of the patent application, we may be limited from manufacturing, selling or using Fortetropin, which may adversely impact our business, financial condition and results of operations.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our interim condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014. Amounts in this section are in thousands, unless otherwise indicated.

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

Our commercial focus is to leverage our clinical data to develop proprietary products including direct-to-consumer branded products using multiple product delivery formats to target the large, but currently underserved, markets focused on muscle health. Our first commercial product, MYO-T12, is sold in the sports nutrition market under the brand name MYO-X® through a distribution arrangement with Maximum Human Performance (“MHP”). In February 2014, we expanded our commercial operations into the age management market through a distribution agreement with Cenegenics Product and Lab Services, LLC (“Cenegenics”), under which Cenegenics distributes and promotes a proprietary formulation containing Fortetropin through its age management centers and its community of physicians. While we may continue to sell our products through these and other distributors, we have recently launched Rē Muscle Health, our own direct-to-consumer portfolio of products designed to meet the need of the growing population of individuals focused on proactively addressing health and wellness concerns. Rē Muscle Health, which is available online at www.remusclehealth.com, features a full line of muscle health bars, meal replacement shakes and daily supplement powders each powered by Fortetropin. Increased awareness of muscle health and the potential therapeutic benefits of myostatin inhibition provides catalyst for potential growth of our products. We continue to pursue additional markets such as medical foods and international opportunities. We intend to conduct additional clinical studies and medical research to develop product improvements and new products in consumer preferred dosage forms, to support differentiated and advantaged marketing claims for our products, to enhance our intellectual property and to establish a scientific foundation for therapeutic applications for our technology.

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

Clinical and Basic Research Programs

We invest in research and development activities externally through academic and industry collaborations aimed at enhancing our products, optimizing manufacturing and broadening the product portfolio. We have developed the following collaborations with various academic centers:

•	In September 2013, we entered into a clinical study agreement with Hackensack University Medical Center to conduct a clinical study to determine the effects of Fortetropin on blood chemistries and body mass index in healthy adult women. The study is expected to be completed in 2015.

•	In May 2014, we entered into a three-year master service agreement with Rutgers University. The initial phase under the agreement was to develop cell-based assays for high-throughput screening studies of next generation myostatin inhibitors. We believe the assays developed will enable us to elucidate the specific molecules in Fortetropin that impart activity as it relates to the development of muscle tissue. Additionally, we have initiated the second phase of the agreement to develop a secondary assay for measuring myostatin activity using a genetically engineered muscle cell line that will fluoresce in the presence of myostatin. The project is expected to be completed in 2015.

•	In May 2014, we entered into an agreement with the University of Tampa to study the effects of Fortetropin supplementation in conjunction with modest resistance training in average men. The study was a double-blind, placebo-controlled trial which examined the effects of Fortetropin on skeletal muscle growth, lean body mass, strength, and power in recreationally trained males. Forty-five subjects were divided into placebo, 6.6g and 19.8g dosing arms of Fortetropin daily for a period of 12 weeks. Results demonstrated a statistically significant increase in both muscle thickness and lean body mass in subjects taking Fortetropin compared to placebo. Additionally, a statistically significant decrease in fat mass in subjects in the 19.8g arm was noted. The clinical study also analyzed blood myostatin, follistatin and cytokines levels via high-sensitivity enzyme-linked immunosorbent assay (“ELISA”) based spectrophotometric. Serum was analyzed for a plethora of relative cytokine levels via high-sensitivity enhanced chemiluminescent-based methods. The Interferon-Gamma (“IFN-γ”) inflammatory cytokine protocol screening showed no statistically significant changes in serum levels of IFN-γ for subjects in the placebo group. However, subjects in both Fortetropin daily dosing arms experienced statistically significant decreases (p < 0.05) in serum levels of the IFN-γ inflammatory cytokine. IFN-γ is recognized as a signature pro-inflammatory cytokine protein that plays a central role in inflammation and autoimmune diseases. Excess levels of inflammatory cytokines are associated with muscle-wasting diseases such as sarcopenia and cachexia. The lipid serum safety protocol demonstrated that daily use of Fortetropin at recommended and three times the recommended dose had no adverse lipid effect and did not adversely affect cholesterol, HDL or triglyceride levels. Data from the study was presented at the American College of Nutrition’s 55th annual conference. A separate mechanism of action study at the University of Tampa demonstrated that in addition to reducing serum myostatin levels, Fortetropin showed activity in mTOR and Ubiquitin pathways, two other crucial signaling pathways in the growth and maintenance of healthy muscle. Specifically, the preclinical data showed that Fortetropin up-regulates the mTOR regulatory pathway. The mTOR pathway is responsible for production of a protein kinase related to cell growth and proliferation that increases skeletal muscle mass. Up-regulation of the mTOR pathway is important in preventing muscle atrophy. We believe Fortetropin's ability to affect the mTOR pathway may have a significant impact in treating patients suffering from degenerative muscle diseases and suggests that Fortetropin-based products may help slow muscle loss secondary to immobility and denervation. The preclinical data also demonstrated that Fortetropin acts to reduce the synthesis of proteins in the Ubiquitin pathway, a highly selective, tightly regulated system that serves to activate muscle breakdown. Over-production in the Ubiquitin pathway is responsible for muscle degradation. We believe Fortetropin's ability to regulate production in the Ubiquitin pathway may have significant implications for repairing age-related muscle loss and for patients suffering from chronic diseases causing cachexia.

•	In August 2014, we entered into a research agreement with Human Metabolome Technologies America, Inc., (“HMT”), to apply their proprietary, state-of-the-art capillary electrophoresis-mass spectrometry (CE-MS) technologies to characterize the metabolomic profiles of plasma samples obtained from healthy male subjects who used either Fortetropin or placebo with the goal of identifying metabolites with pro-myogenic activity in the plasma samples of subjects who took Fortetropin as well as examining the effect on glucose and fat metabolism. HMT used a metabolite database of over 290 lipids and over 900 metabolites to identify potential plasma biomarkers of muscle growth. The study was completed during the fourth quarter of 2014. Initial data from this study indicated that subjects who received Fortetropin displayed differential metabolomic profiles relative to subjects who received placebo. We are evaluating the results of this study and anticipate that the results will enhance our understanding of the mechanism of action of Fortetropin and provide guidance for the development of biotherapeutics based on Fortetropin. Additionally, the early indications of plasma biomarkers may guide future study design for Fortetropin clinical trials by identifying clinically-relevant endpoints and potential stratification of patient populations.

•	In May 2015, we initiated a dose response clinical study led by Jacob Wilson, Ph.D., CSCS*D, Professor of Health Sciences and Human performance at the University of Tampa to examine the effects of Fortetropin supplementation on plasma myostatin levels at various dosing levels. This study is intended to help us better define the dose response curve, the minimal effective dose and effects of Fortetropin on serum myostatin. In this double blind placebo controlled clinical study, 80 subjects will be randomized to four groups who will be supplemented with three different doses of Fortetropin and a matching placebo. This study will continue to build upon our current knowledge of Fortetropin and will allow is to formulate new products. This study is expected to be completed in 2015.

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

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

	Three Months Ended June 30,		Change
(In thousand $)	2015	2014	Dollars	%

Net sales	$82	$1,679	$(1,597)	-95%
Cost of sales	31	645	(614)	-95%
Gross profit	51	1,034	(983)	-95%
as a % of net revenues	62%	62%
Operating expenses:
Research and development	214	295	(81)	-27%
Selling, general and administrative	735	1,685	(950)	-56%
Amortization	53	50	3	6%
Loss on asset impairments	-	5	(5)	-100%
Total operating expenses	1,002	2,035	(1,033)	-51%
as a % of net revenues	N/M	121%

Operating loss	(951)	(1,001)	50	-5%

Other income (expense), net	(6)	1	(7)	N/M

Net loss	$(957)	$(1,000)	$43	-4%

Net sales

Net sales for the three months ended June 30, 2015 decreased $1,597, or 95%, compared to net sales for the three months ended June 30, 2014. The decrease in net sales was primarily due to a shift in commercial strategy - away from exclusive distribution relationships to e-commerce sales of our Rē Muscle Health portfolio of branded products, which we began selling during the second quarter of 2015. Net sales for the three months ended June 30, 2014 included distributor sales to MHP and Cenegenics of $1,000 and $675, respectively. We continue to explore strategic partnerships and collaborations opportunities to expand the commercial distribution of Fortetropin and our Rē Muscle Health portfolio of products.

Cost of sales

Cost of sales for the three months ended June 30, 2015 decreased $614, or 95%, compared to cost of sales for the three months ended June 30, 2014. The decrease in cost of sales was primarily due to lower net sales.

Operating expenses

Research and development expenses for the three months ended June 30, 2015 decreased $81, or 27%, compared to research and development expenses for the three months ended June 30, 2014. The decrease in research and development expenses was primarily due to lower costs associated with our clinical and basic research programs through academic and industry collaborations.

Selling, general and administrative expenses for the three months ended June 30, 2015 decreased $950, or 56%, compared to selling, general and administrative expenses for the three months ended June 30, 2014. The decrease in selling, general and administrative expenses was due to lower distributor cooperative advertising & sales commission costs of $541, a reversal of expense related to the reduction in the allowance for doubtful accounts recorded against the Cenegenics’ accounts receivable balance of $195, lower stock-based compensation of $138 and lower legal and audit professional fees of $130, offset by increases in other general and administrative expenses of $54.

Amortization expense for the three months ended June 30, 2015 increased $3, or 6%, compared to amortization expense for the three months ended June 30, 2014. The increase was due to amortization in connection with our Fortetropin manufacturing process patent.

Loss on asset impairments for the three months ended June 30, 2014 included a charge of $5 related to the unrecoverable net carrying value of a capitalized fixed asset. We did not consider any of our property and equipment to be impaired during the three months ended June 30, 2015.

Other income (expense), net

Other income (expense), net was ($6) for the three months ended June 30, 2015 and included ($6) of interest expense as a result of borrowing made under the October 2013 revolving credit agreement (as amended, the “Revolving Note”). Other income (expense), net for the three months ended June 30, 2014 consisted of interest income of $1.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

	Six Months Ended June 30,		Change
(In thousand $)	2015	2014	Dollars	%

Net sales	$88	$3,225	$(3,137)	-97%
Cost of sales	36	1,050	(1,014)	-97%
Gross profit	52	2,175	(2,123)	-98%
as a % of net revenues	59%	67%
Operating expenses:
Research and development	403	729	(326)	-45%
Selling, general and administrative	2,023	2,815	(792)	-28%
Amortization	105	50	55	110%
Loss on asset impairments	-	5	(5)	-100%
Total operating expenses	2,531	3,599	(1,068)	-30%
as a % of net revenues	N/M	112%

Operating loss	(2,479)	(1,424)	(1,055)	74%

Other income (expense), net	(6)	2	(8)	N/M

Loss before income taxes	$(2,485)	$(1,422)	(1,063)	75%

Income tax expense - current	(1)	-	(1)	N/M
Net loss	$(2,486)	$(1,422)	(1,064)	75%

Net sales

Net sales for the six months ended June 30, 2015 decreased $3,137, or 97%, compared to net sales for the six months ended June 30, 2014. The decrease in net sales was primarily due to a shift in commercial strategy - away from exclusive distribution relationships to e-commerce sales of our Rē Muscle Health portfolio of branded products, which we began selling during the second quarter of 2015. Net sales for the six months ended June 30, 2014 included distributor sales to MHP and Cenegenics of $1,120 and $2,095, respectively. We continue to explore strategic partnerships and collaborations opportunities to expand the commercial distribution of Fortetropin and our Rē Muscle Health portfolio of products.

Cost of sales

Cost of sales for the six months ended June 30, 2015 decreased $1,014, or 97%, compared to cost of sales for the six months ended June 30, 2014. The decrease in cost of sales was primarily due to lower net sales.

Operating expenses

Research and development expenses for the six months ended June 30, 2015 decreased $326, or 45%, compared to research and development expenses for the six months ended June 30, 2014. The decrease in research and development expenses was due to lower costs associated with our clinical and basic research programs through academic and industry collaborations of $291 and lower legal fees of $47, offset by increases in other research and development expenses of $12.

Selling, general and administrative expenses for the six months ended June 30, 2015 decreased $792, or 28%, compared to selling, general and administrative expenses for the six months ended June 30, 2014. The decrease in selling, general and administrative expenses was due to lower distributor cooperative advertising & sales commission costs of $743 and a reversal of expense related to the reduction in the allowance for doubtful accounts recorded against the Cenegenics’ accounts receivable balance of $195, offset by increases in other general and administrative expenses of $146.

Amortization expense for the six months ended June 30, 2015 increased $55, or 110%, compared to amortization expense for the six months ended June 30, 2014. The increase was due to $50 amortization in connection with our Fortetropin intellectual property, including the formula, trademarks, trade secrets, patent application and domain name acquired from Peak Wellness, which we started amortizing beginning in the second quarter of 2014 and $5 amortization in connection with our Fortetropin manufacturing process patent, which we started amortizing beginning in the fourth quarter of 2014.

Loss on asset impairments for the six months ended June 30, 2014 included a charge of $5 related to the unrecoverable net carrying value of a capitalized fixed asset. We did not consider any of our property and equipment to be impaired during the six months ended June 30, 2015.

Other income (expense), net

Other income (expense), net was ($6) for the six months ended June 30, 2015 and included ($6) of interest expense as a result of borrowing made under the Revolving Note. Other income (expense), net for the six months ended June 30, 2014 consisted of interest income of $2.

Income tax expense

Income tax expense for the six months ended June 30, 2015 was $1, which reflects state minimum corporate taxes.

Liquidity and Capital Resources

Working capital at June 30, 2015 and December 31, 2014 is summarized as follows:

(In thousand $)	June 30,	December 31,	Increase
	2015	2014	(Decrease)
Current Assets:
Cash	$1,297	$1,567	$(270)
Accounts receivable, net	867	982	(115)
Inventories, net	2,172	1,814	358
Prepaid expenses and other current assets	576	745	(169)
Total current assets	$4,912	$5,108	$(196)
Current liabilities:
Accounts payable	$206	$79	$127
Accrued expenses	559	495	64
Note payable	500	-	500
Total current liabilities	$1,265	$574	$691
Working Capital	$3,647	$4,534	$(887)
Current Ratio	4.52	8.90

Working capital decreased $887 to $3,647 at June 30, 2015 compared to $4,534 at December 31, 2014. Changes in working capital components were as follows:

•	Cash decreased $270 primarily due to cash used in operations of $1,674, partially offset by net proceeds of $916 received from the cash exercise of the Series D warrants and borrowing of $500 made under the Revolving Note. For additional information on the exercise of the Series D warrants refer to Note 9 of the Notes to Condensed Consolidated Financial Statements.
•	Accounts receivable, net decreased $115 due to $600 of cash collections from Cenegenics, partially offset by a $195 reduction in the allowance for doubtful accounts recorded against the Cenegenics’ accounts receivable balance, $228 for product shipped to Cenegenics and recorded as deferred revenue and $62 of current receivables resulting from sales in the three months ended June 30, 2015.
•	Inventories, net increased $358 primarily due to a $261 net reclassification from prepaid expenses and other current assets related to the receipt of prepaid Fortetropin inventories from our manufacturer, partially offset by a reclassification to deferred charges (i.e., other current assets) related to the shipment of Cenegenics finished goods inventories that were being stored under a settlement agreement, and which will be recognized in cost of sales upon collection of the commensurate sales. Also contributing to the increase in inventories were higher Rē Muscle Health inventories.
•	Prepaid expenses and other current assets decreased $169 primarily due to a $261 net reclassification to inventories (refer to the above discussion on inventories, net), partially offset by higher prepaid insurance and miscellaneous other receivables.
•	Accounts payable increased $127 primarily due to the timing of payments.
•	Accrued expenses increased $64 primarily due to deferred revenue of $228 related to product shipped to Cenegenics, higher accrued audit fees, partially offset by lower accrued legal, salary and research and development expenses.
•	Notes payable increased $500 as a result of borrowing made under the Revolving Note.

At June 30, 2015, we had cash of $1,297 and total assets of $7,107 (which includes intangible assets of $1,885). Summarized cash flows for the six months ended June 30, 2015 and 2014 are as follows:

(In thousand $)	Six Months Ended June 30,
	2015	2014	Change

Net cash (used in) operating activities	$(1,674)	$(2,798)	$1,124
Net cash (used in) investing activities	(12)	(20)	8
Net cash provided by financing activities	1,416	4,663	(3,247)
Net increase/(decrease) in cash	$(270)	$1,845	$(2,115)

Cash flows from operating activities represent net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash used by operating activities for the six months ended June 30, 2015 decreased (i.e., improved) $1,124 compared to the six months ended June 30, 2014 primarily due to lower operating expenses and lower working capital, partially offset by lower net sales and related gross profit. For additional information about the changes in operating assets and liabilities refer to the above discussion on working capital.

Net cash used in investing activities includes cash used to purchase capital assets. Net cash used in investing activities for the six months ended June 30, 2015 included additions to fixed assets of $12. Net cash used in investing activities for the six months ended June 30, 2014 included additions to fixed assets and intangible assets of $16 and $4, respectively.

Net cash provided by financing activities includes proceeds from borrowing and issuing equity instruments. Net cash provided by financing activities for the six months ended June 30, 2015 includes net proceeds of $916 received from the cash exercise of the Series D warrants and borrowing of $500 made under the Revolving Note. For additional information on the exercise of the Series D warrants refer to Note 9 of the Notes to Condensed Consolidated Financial Statements. Net cash provided by financing activities for the six months ended June 30, 2014 included net proceeds of $4,663 from our January 2014 private placement transaction wherein Brean Capital, LLC served as placement agent.

As of the filing date of this Form 10-Q, management believes that there may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months. We expect that we will need to seek additional funding through public or private financing or through collaborative arrangements with strategic partners in the fourth quarter of 2015 as we do not expect to have sufficient cash to operate past such date. These facts raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, we are evaluating various alternatives, including reducing operating expenses, such as personnel costs, extending the maturity date on our Revolving Note, securing additional financing for future business activities and other strategic alternatives. There can be no assurance that the Company will be able to generate the level of operating revenues in its business plan, or if additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, our future operating prospects may be adversely effected.

Revolving Note

On August 29, 2014, the Company entered into a Loan Revision Agreement, which extended the termination date of the Revolving Note with City National Bank to August 31, 2015. All other terms evidenced by the Revolving Note remained the same. The Revolving Note provides an aggregate principal amount of $500 in revolving loans collateralized by all inventory, chattel paper, accounts, equipment, general intangibles, securities and instruments. The revolving loans may be borrowed, repaid and re-borrowed, provided at the time of any borrowing no event of default exists. Under the Revolving Note, all principal amounts outstanding with interest thereon is due and payable on August 31, 2015. The Revolving Note contains customary events of default, including failure to make payment and bankruptcy. On April 1, 2015, we borrowed $500 under the Revolving Note, leaving $0 of borrowings still available to the Company under the Revolving Note. Committed borrowings under the Revolving Note bear interest from the date of its disbursement at a per annum interest rate equal to prime rate plus 1.25%. As of June 30, 2015, the interest rate on the Revolving Note was 4.50%. At June 30, 2015 and December 31, 2014, the outstanding borrowings under the Revolving Note were $500 and $0, respectively.

Long-term Contractual Obligations

In addition to our Revolving Note obligation, as of June 30, 2015, the Company’s enforceable and legally binding contractual obligations include future minimum lease payments under a non-cancellable operating lease and purchase obligations under a long-term supply agreement.

At June 30, 2015, the future minimum lease payments under the non-cancellable operating lease in excess of one year were as follows:

(In thousand $)

Years Ended December 31,	Amount
2015 (remaining six months)	$89
2016	152
2017	181
2018	187
2019	191
Total	$800

For additional information about the operating lease refer to “NOTE 12 – Commitments and Contingencies – Operating Lease” in our notes to condensed consolidated financial statements.

In July 2014, the Company amended the supply agreement with DIL. Among other things, the agreement provides that DIL will manufacture and supply Fortetropin exclusively to the Company and may not manufacture Fortetropin for other entities. In exchange the Company agreed to purchase minimum quantities of Fortetropin at fixed prices through 2016. The agreement expires on December 31, 2016, and may be renewed for additional one-year periods unless terminated by either party by giving a ninety day notice before the expiration of the current term. Included in prepaid expenses and other current assets at June 30, 2015 were payments of $250 that the Company paid in advance for 2014 inventory purchases yet to be delivered by DIL. The minimum purchase obligations under the agreement are €1,969, or approximately $2,184, in 2015 (including 2014 and first half 2015 purchase commitments of €241, or approximately $267, and €864, or approximately $959, respectively, which were not yet made) and €1,728, or approximately $1,917, in 2016. Our failure to meet the 2014 and first half 2015 minimum purchase commitments could be considered a material breach under the terms of the agreement, and DIL can seek to terminate the agreement. Upon receipt of written notice of a material breach, the Company would have sixty days to fulfill the purchase requirements. If we do not cure the breach within sixty days, DIL may terminate the Agreement immediately upon sending us written notification. If the Agreement is terminated, DIL may seek to invalidate the assignment of the patent application, which could cause us to incur significant expenses to defend against such claim. If DIL is successful in invalidating the assignment of the patent application, we may be limited from manufacturing, selling or using Fortetropin, which may adversely impact our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”) which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires all debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt. Prior to the issuance of this standard, debt issuance costs, which are specific incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument (i.e., third party costs), were required to be presented in the balance sheet as a deferred charge (i.e., an asset). Under ASU 2015-03, the presentation of debt issuance costs is consistent with the presentation for a debt discount, (i.e., a direct adjustment to the carrying value of the debt). ASU 2015-03 does not affect the recognition and measurement of debt issuance costs. Accordingly, the amortization of such costs should continue to be calculated using the interest method and be reported as interest expense. ASU 2015-03 is effective for us in financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for us beginning in the first quarter of 2018 using one of two prescribed transition methods. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

The Company has recorded minimal sales to its distributors during the past four consecutive quarters, and has only recently launched its Rē Muscle Health portfolio of branded products. Accordingly, the Company cannot predict future sales. Management’s estimates, including evaluation of impairment of long-lived assets and inventory reserves are based in part on forecasted future results. A variety of factors could cause actual results to differ from forecasted results and these differences could have a significant effect on asset carrying amounts.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

No.	Description
4.1	Form of Warrant Exercise Agreement, dated May 18, 2015 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 19, 2015)
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MYOS CORPORATION

Date: August 14, 2015	By:	/s/ Joseph C. DosSantos
Name: Joseph C. DosSantos
Title: Chief Financial Officer

