Form 10-Q
period 2015-09-30
MYOS Corp
filed 2015-11-16
CIK 1402479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of November 12, 2015, the registrant had 3,322,909 shares of common stock outstanding.

MYOS CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MYOS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$785	$1,567
Accounts receivable, net	615	982
Inventories, net	1,814	1,814
Prepaid expenses and other current assets	471	745
Total current assets	3,685	5,108

Fixed assets, net	301	313
Intangible assets, net	1,833	1,990
Total assets	$5,819	$7,411

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$229	$79
Accrued expenses and other current liabilities	574	495
Term note	300	-
Total current liabilities	1,103	574

Contract liability	114	101

Total liabilities	1,217	675

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value; 500,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 8,000,000 shares authorized; 3,317,909 and 3,103,300 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	26,746	25,100
Accumulated deficit	(22,147)	(18,367)
Total stockholders' equity	4,602	6,736

Total liabilities and stockholders' equity	$5,819	$7,411

See accompanying notes to unaudited condensed consolidated financial statements.

MYOS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net revenues	$36	$107	$124	$3,332
Cost of sales (excludes amortization of acquired intangibles)	396	232	432	1,282
Gross profit	(360)	(125)	(308)	2,050
Operating expenses
Research and development	231	365	634	1,094
Selling, general and administrative	645	1,637	2,668	4,452
Amortization	53	50	158	100
Loss on asset impairment	-	-	-	5
Total operating expenses	929	2,052	3,460	5,651
Operating loss	(1,289)	(2,177)	(3,768)	(3,601)

Other income (expense):
Interest income	1	-	1	2
Interest expense	(5)	-	(11)	-
Loss before income taxes	(1,293)	(2,177)	(3,778)	(3,599)

Income tax expense - current	(1)	-	(2)	-
Net loss and comprehensive loss	(1,294)	(2,177)	(3,780)	(3,599)
Deemed dividend resulting from warrant modification	-	-	(225)	-
Net loss attributable to common shareholders	$(1,294)	$(2,177)	$(4,005)	$(3,599)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.39)	$(0.75)	$(1.25)	$(1.28)

Weighted average number of common shares outstanding:
Basic and diluted	3,306	2,886	3,192	2,812

See accompanying notes to unaudited condensed consolidated financial statements.

MYOS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(3,780)	$(3,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	39	37
Amortization	157	100
Accretion of contract liability	13	-
Increase (decrease) in allowance for doubtful accounts	(293)	390
Provision for inventory reserve	371	146
Stock-based compensation	730	1,227
Impairment charge	-	5
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	660	(1,086)
(Increase) decrease in inventories	(371)	(1,955)
Decrease in prepaid expenses and other current assets	274	22
Increase in accounts payable and accrued expenses	229	46
Net cash used in operating activities	(1,971)	(4,667)

Cash Flows From Investing Activities:
Additions to fixed assets	(27)	(23)
Acquisition of intangible assets	-	(6)
Net cash used in investing activities	(27)	(29)

Cash Flows From Financing Activities:
Borrowings under revolving note, net	400	220
Repayments of term note	(100)	-
Proceeds from exercise of warrants, net	916	-
Proceeds from issuance of common stock	-	4,735
Offering costs	-	(72)
Net cash provided by financing activities	1,216	4,883

Net increase (decrease) in cash	(782)	187
Cash at beginning of period	1,567	451
Cash at end of period	$785	$638

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$11	$-
Income taxes, net of refunds	$4	$2

Supplemental schedule of non-cash investing and financing activities:
Shares issued for private placement fee	$-	$355
Warrants issued with common stock	$-	$2,486
Forfeiture of restricted stock for prepaid services	$-	$70
Patent acquired in exchange for royalties obligation	$-	$101
Incremental fair value resulting from warrant modification	$225	$-
Conversion of revolving note to term note	$400	$-

See accompanying notes to unaudited condensed consolidated financial statements.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND LIQUIDITY

Nature of Operations

MYOS Corporation is an emerging bionutrition and biotherapeutics company focused on the discovery, development and commercialization of products that improve muscle health and function. The Company was incorporated under the laws of the State of Nevada on April 11, 2007. As used in this report, the terms “the Company”, “MYOS”, “our”, or “we”, refer to MYOS Corporation, its predecessor, Atlas Therapeutics Corporation, and subsidiary, unless the context indicates otherwise. On February 25, 2011, the Company entered into an agreement to acquire the intellectual property for Fortetropin®, our proprietary active ingredient from Peak Wellness, Inc. (the "Acquisition"). Since the Acquisition, the Company’s principal business activities have been focused on deepening our scientific understanding of the activity of Fortetropin and to leverage this knowledge to strengthen and build our intellectual property; developing sales and marketing strategies aimed at expanding our commercial presence in the sports nutrition and age management markets; evaluating the value of Fortetropin in therapeutic markets, including the treatment of sarcopenia, cachexia, anorexia, obesity and muscular-related conditions; and, conducting research and development focused on the discovery, development and commercialization of other products and technologies aimed at maintaining or improving the health and performance of muscle tissue. Since its inception in April 2007, the Company has recognized revenues of approximately $7.8 million. The Company’s activities are subject to significant risks and uncertainties.

Our commercial focus is to leverage our clinical data to develop proprietary products including direct-to-consumer branded products using multiple product delivery formats to target the large, but currently underserved, markets focused on muscle health. The sales channels through which we sell our products have changed significantly over the past year. Our first commercial product, MYO-T12, is sold in the sports nutrition market under the brand name MYO-X® through a distribution arrangement with Maximum Human Performance (“MHP”), which terminated in March 2015. Sales to MHP for the nine months ended September 30, 2015 were approximately $57. We expect minimal future sales to MHP, if any. In February 2014, we expanded our commercial operations into the age management market through a distribution agreement with Cenegenics Product and Lab Services, LLC (“Cenegenics”), under which Cenegenics distributes and promotes a proprietary formulation containing Fortetropin through its age management centers and its community of physicians. The distribution agreement with Cenegenics expires in December 2016. On November 28, 2014, we entered into a settlement agreement with Cenegenics. Pursuant to the terms of the settlement agreement, we agreed to withdraw our October 10, 2014 request for arbitration before the International Chamber of Commerce and Cenegenics agreed to pay the Company $1,900 by April 2016, including an aggregate of $300 during the fourth quarter of 2014, and $100 per month from January 2015 through April 2016. As of the date of this Form 10-Q, Cenegenics has made all scheduled payments under the terms of the settlement agreement. The settlement agreement resolves all of Cenegenics’s outstanding obligations with respect to the units of product produced by the Company, including units that had not been delivered to Cenegenics at the time of the settlement agreement. During the second quarter of 2015, the Company shipped the remaining units under the settlement agreement to Cenegenics. Given the settlement agreement’s extended payment schedule, the Company has deferred the revenue and related cost associated with the shipment and will record the revenue and cost of sales when the related payments are received, which is expected to be in early 2016. We are unable to predict the amount of future orders from Cenegenics under the distribution agreement, if any. During the second quarter of 2015, we launched Rē Muscle HealthTM, our own direct-to-consumer portfolio of muscle health bars, meal replacement shakes and daily supplement powders each powered by a full 6.6 gram single serving dose of Fortetropin. Our Rē Muscle Health products are sold through our e-commerce website, remusclehealth.com, and amazon.com and are marketed through targeted digital advertising.

For the three months ended September 30, 2015, direct sales and distributor sales were $36 and $0, respectively. For the three months ended September 30, 2014, direct sales and distributor sales were $7 and $100, respectively. For the nine months ended September 30, 2015, direct sales and distributor sales were $57 and $67, respectively. For the nine months ended September 30, 2014, direct sales and distributor sales were $17 and $3,315, respectively.

We continue to pursue additional distribution arrangements and direct sales of our Rē Muscle HealthTM branded products. There can be no assurance that we will be able to secure distribution arrangements on terms acceptable to the Company, or that we will be able to generate significant direct sales of our Rē Muscle HealthTM products.

Liquidity

As of September 30, 2015, the Company had cash of $785 to meet current obligations. We have incurred net losses since our inception. For the three and nine month periods ended September 30, 2015 our net loss was $1,294 and $3,780, respectively. In addition, net cash used in operating activities for the nine months ended September 30, 2015 was $1,971. At September 30, 2015 our accumulated deficit was $22,147. Since the Company’s inception, net cash provided by financing activities, which has been our primary source of cash flows, was $16,561. At September 30, 2015, we had outstanding borrowings of $300 under our Term Note (as defined below), which matures on December 31, 2015 (See NOTE 6).

As of the filing date of this Form 10-Q, management believes that there is not sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months. We will need to seek additional funding through public or private financing or through collaborative arrangements with strategic partners in the fourth quarter of 2015, as we do not expect to have sufficient cash to operate past such quarter. These facts raise substantial doubt about the Company’s ability to continue as a going concern.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Management’s Plans

We are evaluating various alternatives, including reducing operating expenses, such as personnel costs, securing additional financing for future business activities and other strategic alternatives. There can be no assurance that additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, our future operating prospects will be adversely affected. No adjustments have been made to these financial statements to reflect this uncertainty.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2014, which has been derived from our audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures required by U.S. GAAP for complete consolidated financial statements have been condensed or omitted herein. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2014. The unaudited interim condensed consolidated financial information presented herein reflects all normal adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The Company is responsible for the unaudited interim condensed consolidated financial statements included in this report. The results of operations of any interim period are not necessarily indicative of the results for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of MYOS Corporation and its wholly-owned subsidiary, Atlas Acquisition Corp. All material intercompany balances and transactions have been eliminated.

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

The Company has recorded minimal sales to its distributors during the past five consecutive quarters, and has only recently launched its Rē Muscle Health portfolio of branded products. Accordingly, the Company cannot predict future sales. Management’s estimates, including evaluation of impairment of long-lived assets and inventory reserves are based in part on forecasted future results. A variety of factors could cause actual results to differ from forecasted results and these differences could have a significant effect on asset carrying amounts.

Cash & Cash Equivalents

As of September 30, 2015 and December 31, 2014, the Company had cash of $785 and $1,567, respectively. The Company considers all highly liquid investments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At September 30, 2015 and December 31, 2014, the Company had no cash equivalents.

The Company maintains its bank accounts with high credit quality financial institutions and has never experienced any losses related to these bank accounts. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its financial institutions. The balance at times may exceed federally insured limits.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Concentrations of Risk, Significant Customers and Significant Supplier

Management regularly reviews accounts receivable and if necessary, establishes an allowance for doubtful accounts that reflects management’s best estimate of amounts that may not be collectible based on historical collection experience and specific customer information. Bad debt expense recognized as a result of an allowance for doubtful accounts is classified under selling, general and administrative expenses in the statements of operations. Based on historical collection experience and other factors, during the three months ended September 30, 2015, management determined that the Cenegenics’ allowance for doubtful accounts should be reduced to $97. Accordingly, a reduction in bad debt expense of $98 and $293 was recorded for the three and nine months ended September 30, 2015, respectively. Bad debt expense was $390 for the three and nine months ended September 30, 2014. If we are unable to collect our outstanding accounts receivable from Cenegenics, our operating results and financial condition will be adversely affected.

At September 30, 2015 and December 31, 2014, the Company had the following concentrations of accounts receivable with customers:

(In thousand $)	September 30,	December 31,
	2015	2014
Cenegenics	$700	$1,372
Other	12	-
Subtotal	712	1,372
Allowance for doubtful accounts	(97)	(390)
Accounts receivable, net	$615	$982

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

We review our fixed assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. If the assets are determined to be unrecoverable, an impairment loss is calculated by determining the difference between the carrying values and the estimated fair value. During the nine months ended September 30, 2014, the Company recorded an impairment charge of $5 to reduce the unrecoverable net carrying value of a capitalized fixed asset to zero. We did not consider any of our fixed assets to be impaired during the three and nine months ended September 30, 2015.

Intangible Assets

The Company’s intangible assets consist primarily of intellectual property pertaining to Fortetropin, including its formula, trademarks, trade secrets, patent application and domain names, which was determined to have a fair value of $2,000 as of December 31, 2011. Based on expansion into new markets and introduction of new formulas, management determined that the intellectual property had a finite useful life of ten (10) years and began amortizing the asset over its estimated useful life beginning April 2014. Based on five consecutive quarters of minimal revenues combined with changes in the sales channels through which the Company sells its products (i.e., a shift to a commercial model focused on direct-to-consumer sales of branded products) along with an inability to predict future orders, if any, from MHP or Cenegenics or to what extent we will be able to secure new distribution arrangements, we tested the intellectual property for impairment in the third quarter of 2015 and determined that the asset value was recoverable and therefore no impairment was recognized. This determination was in part based on the Company’s expectation that it will be successful in raising additional capital resources. There were no impairment losses recorded during the three and nine months ended September 30, 2015 and 2014.

In July 2014, the Company acquired the United States patent application for the manufacture of Fortetropin from Deutsches Institut fur Lebensmitteltechnik e.V. - the German Institute for Food Technologies (“DIL”). The cost of the patent application, which was capitalized as an intangible asset, was determined to be $101, based on the present value of the minimum guaranteed royalty payable to DIL using a discount rate of 10%. The intangible asset is being amortized over an estimated useful life of ten (10) years. The remaining contingent royalty payments will be recorded as the contingency is resolved and the royalty becomes payable under the arrangement. For additional information on the amended supply agreement with DIL refer to “NOTE 12 – Commitments and Contingencies - Supply Agreement.”

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

Intangible assets at September 30, 2015 and December 31, 2014 consisted of the following:

(In thousand $)	September 30,	December 31,
	2015	2014
Intangibles with finite lives:
Intellectual property	$2,101	$2,101
Less: accumulated amortization	(312)	(155)
Total intangibles with finite lives:	1,789	1,946
Intangibles with indefinite lives:
Intellectual property	-	-
Patent costs	44	44
Total intangibles with indefinite lives:	44	44
Total intangible assets, net	$1,833	$1,990

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense for intangible assets is estimated to be $53 over the remainder of 2015 and $210 in each of the next five years.

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

September 30, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Shipping and Handling Costs

The Company records costs for shipping and handling of products to our customers in cost of sales. These expenses were $4 and $0 for the three months ended September 30, 2015 and 2014, respectively, and $8 and $10 for the nine months ended September 30, 2015 and 2014 respectively.

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

Comprehensive Loss

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by, or distributions to, the Company’s stockholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are included in comprehensive income (loss), but excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company had no items of other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014.  Accordingly, the Company's comprehensive loss and net loss are the same for all periods presented.

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

A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement. At September 30, 2015 and December 31, 2014, the Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable and accrued expenses. Due to their short-term nature, the carrying amounts of the Company’s financial instruments approximated their fair values.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Basic and Diluted Earnings (Loss) Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potential dilutive securities outstanding had been issued. The Company uses the “treasury stock” method to determine the dilutive effect of common stock equivalents such as options, warrants and restricted stock. For the three and nine months ended September 30, 2015 and 2014, the Company incurred a net loss. Accordingly, the Company’s common stock equivalents were anti-dilutive and excluded from the diluted net loss per share computation. The aggregate number of potentially dilutive common stock equivalents outstanding at September 30, 2015 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 1,410,673, which includes up to 193,865 Make-Whole Shares (See NOTE 9 – Warrants), warrants to purchase an aggregate 761,878 shares of common stock, options to purchase an aggregate of 443,480 shares of common stock and unvested restricted stock awards of 11,450 shares of common stock. The aggregate number of potentially dilutive common stock equivalents outstanding at September 30, 2014 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 866,102, which includes warrants to purchase an aggregate 473,522 shares of common stock, options to purchase an aggregate of 369,880 shares of common stock and unvested restricted stock awards of 22,700 shares of common stock.

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

Interest costs and penalties related to income taxes are classified as interest expense and operating expenses, respectively, in the Company's financial statements.  For the three and nine months ended September 30, 2015 and 2014, the Company did not recognize any interest or penalty expense related to income taxes.  The Company files income tax returns in the U.S. federal jurisdiction and states in which it does business.

Immaterial Correction of Prior Period Presentation

During the three months ended September 30, 2015, the Company concluded that it was appropriate to include the incremental fair value resulting from the Series C, Series D, and Series E warrant modification on May 18, 2015 in the determination of net loss attributable to common shareholders. Accordingly, the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2015 includes such amount as an adjustment to arrive at net loss attributable to common shareholders. No other corresponding revisions were necessary. The revision had no effect on the previously reported net loss in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015, the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2015 or the Condensed Consolidated Balance Sheet at June 30, 2015. For additional information about the Series C, Series D and Series E warrant modification refer to “NOTE 9 – Warrants.”

Revised loss per share for the three and six month period ended June 30, 2015 was as follows:

(In thousand $)	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Net loss attributable to common shareholders, as reported	$(957)	$(2,486)
Less: deemed dividend resulting from warrant modification	(225)	(225)
Net loss attributable to common shareholders, as revised	$(1,182)	$(2,711)

Net loss per share attributable to common shareholders:
Basic and diluted, as reported	$(0.30)	$(0.79)
Basic and diluted, as revised	$(0.37)	$(0.87)
Weighted average number of common shares outstanding:
Basic and diluted	3,182	3,133

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update) ("ASU 2015-15"). ASU 2015-15 clarifies that as line of credit arrangements were not specifically discussed in ASU 2015-03, companies can continue to present debt issuance costs for line of credit arrangements as an asset and subsequently amortize the deferred issuance cost ratably over the term of the arrangement. The amendments in ASU 2015-15 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”) which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

NOTE 4 – INVENTORIES, NET

Inventories, net at September 30, 2015 and December 31, 2014 consisted of the following:

(In thousand $)	September 30,	December 31,
	2015	2014
Raw materials	$2,008	$1,638
Work in process	1	2
Finished goods	187	443
	2,196	2,083
Less: inventory reserves	(382)	(269)
Inventories, net	$1,814	$1,814

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 5 – FIXED ASSETS

Fixed assets at September 30, 2015 and December 31, 2014 consisted of the following:

(In thousand $)	September 30,	December 31,
	2015	2014
Furniture, fixtures and equipment	$116	$134
Computers and software	66	21
Leasehold improvements	239	239
Other	7	7
Total fixed assets	428	401
Less: accumulated depreciation and amortization	(127)	(88)
Net book value of fixed assets	$301	$313

Depreciation and amortization expense was $14 and $13 for the three months ended September 30, 2015 and 2014, respectively and $39 and $37 for the nine months ended September 30, 2015 and 2014, respectively. Repairs and maintenance costs are expensed as incurred.

NOTE 6 – DEBT

Term Note

On September 10, 2015, the Company converted its outstanding revolving note with City National Bank, which had a termination date of August 31, 2015, into a term note (the “Term Note”). The Term Note provides that the then outstanding balance of $400 shall be payable along with interest thereon on the last day of each month in four (4) consecutive installments of $100, with the final installment due and payable in full on December 31, 2015. The Term Note is collateralized by all inventory, chattel paper, accounts, equipment, general intangibles, securities and instruments. The Term Note contains customary events of default, including failure to make payment and bankruptcy. The outstanding principal balance under the Term Note bears interest at a per annum interest rate equal to the greater of 3.50%, or prime rate plus 1.25%. As of September 30, 2015, the interest rate on the Term Note was 4.50%. At September 30, 2015, the balance under the Term Note was $300. As of the date of this Form 10-Q, the Company has made all payments of principal and interest when due under the Term Note.

NOTE 7 - PREPAID EXPENSES, OTHER CURRENT ASSETS, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses and other current assets at September 30, 2015 and December 31, 2014 consisted of the following:

(In thousand $)	September 30,	December 31,
	2015	2014
Prepaid insurance	$56	$46
Prepaid research and development	-	15
Prepaid consulting	-	8
Prepaid inventory purchases	250	664
Deferred charges(1)	153	-
Other	12	12
Total prepaid expenses and other current assets	$471	$745

(1)	Deferred charges represents the cost of inventory shipped to a customer in May 2015. The shipment was related to a settlement agreement with the customer under which there were extended payment terms. Accordingly the Company has deferred the charges until payment of the commensurate sale is received from the customer and revenue is recognized.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of estimated future liability payments that relate to the current and prior accounting periods. Management reviews these estimates regularly to determine their reasonableness. Accrued expenses and other liabilities at September 30, 2015 and December 31, 2014 consisted of the following:

(In thousand $)	September 30,	December 31,
	2015	2014
Advertising and promotional expense payable	$171	$171
Audit fees payable	60	25
Deferred rent	50	30
Deferred revenue(1)	228	-
Research and development	-	49
Accrued salaries and bonuses	38	92
Consulting fees payable	15	96
Other accrued expenses	12	32
Total accrued expenses and other current liabilities	$574	$495

(1)	Deferred revenue represents additional revenue to be recognized in connection with inventory shipped to a customer in May 2015. The shipment was related to a settlement agreement with the customer under which there were extended payment terms. Accordingly the Company has deferred the revenue until the related receivable is collected from the customer.

NOTE 8 – STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the nine months ended September 30, 2015 were as follows:

(In thousand $)			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2014	3,103,300	$3	$25,100	$(18,367)	$6,736
Shares issued for services, net(1)	24,000	-	101	-	101
Stock-based compensation expense	-	-	629	-	629
Exercise of Series D Warrants, net of issuance costs of $85	190,609	-	916	-	916
Net loss	-	-	-	(3,780)	(3,780)
Balance at September 30, 2015	3,317,909	$3	$26,746	$(22,147)	$4,602

(1)	Represents 25,000 shares of fully vested restricted common stock issued to a consultant for services, partially offset by the forfeiture of 1,000 shares of restricted common stock previously issued to another consultant.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

On November 19, 2014 in connection with a registered direct public offering, the Company granted warrants to purchase an aggregate of 484,663 shares of common stock as follows: (i) Series C warrants entitle the holders to purchase an aggregate of 145,399 shares of common stock at an exercise price of $12.00 per share for a period of 66-months from the grant date (the “Series C Warrant”), (ii) Series D warrants entitle the holders to purchase an aggregate of 193,865 shares of common stock at an exercise price of $9.37 per share for a period of 6-months from the grant date (the “Series D Warrant”), and (iii) Series E warrants entitle the holders to purchase an aggregate of 145,399 shares of common stock at an exercise price of $15.00 per share for a period of 90-months from the grant date (the “Series E Warrant). Each Series E Warrant will be exercisable only if the Series D Warrants are exercised. The Series C, Series D and Series E Warrants were determined to have an estimated aggregate fair value of $969, $470, and $1,048 at issuance, respectively. In addition, the Company is required to issue to the purchasers up to 193,865 additional shares of common stock in the event that the closing price of our common stock is below $14.06 (subject to adjustment) on the twelve month anniversary of the date of issuance, provided that the purchasers continue to hold at least a portion of the shares of common stock issued in the offering on such date (the “Make-Whole Shares”). The Make-Wholes Shares were determined to have an estimated fair value of $1,049 at issuance. At September 30, 2015, the market price of our common stock was $2.68. Accordingly, the Company expects to issue up to 193,865 additional shares of our common stock under the Make-Whole Shares provision.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

On May 18, 2015, the Company entered into Warrant Exercise Agreements with certain holders of outstanding Series D warrants to purchase an aggregate of 190,609 shares of common stock in the Company (the “Agreements”). Pursuant to the terms of the Agreements, the exercise price of the Series D Warrants exercised was reduced, immediately prior to their exercise, from $9.37 per share to $5.25 per share in exchange for the immediate cash exercise of such warrants. In addition, the Company agreed to (a) reduce the exercise price of its outstanding Series C Warrants from $12.00 per share to $9.00 per share and (b) reduce the exercise price of its outstanding Series E Warrants, which are exercisable only if the Series D Warrants are exercised, from $15.00 per share to $9.00 per share. The Company received aggregate gross proceeds of $1,001, or $916 net of cash fees of $85, from the cash exercise of the Series D Warrants. The Company accepted any and all Series D Warrants properly exercised at $5.25 per share, in accordance with the terms of the Series D Warrants, by May 21, 2015. Except for the changes set forth above, the terms of the Company’s outstanding warrants remain unchanged. The incremental fair value (i.e., the change in the fair value of the warrants before and after reducing the exercise price) determined using a Black-Scholes option pricing model was $38, $136 and $51 for the Series C, Series D and Series E Warrants, respectively, or $225 in aggregate, and was recorded in additional paid-in capital, since the modified warrants were initially classified within equity and remained classified within equity after the warrant modification and was considered an allocation against net loss attributable to common shareholders in the computation of earnings per share, even though there is no impact to net loss, based on the guidance in ASC No. 260-10, Earnings per Share (Subtopic S99-3). The following table summarizes the assumptions used to calculate the incremental fair value of the warrants:

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

The following table summarizes information about warrants outstanding and exercisable at September 30, 2015:

Description	Grant Date	Number of Shares Underlying Warrants Originally Granted	Shares Underlying Warrants Exchanged, Exercised or Expired	Shares Underlying Warrants Outstanding and Exercisable at September 30, 2015	Exercise Price	Expiration Term in Years
Series A(1)	January 27, 2014	315,676	-	315,676	$15.00	1.33
Series B(1)	January 27, 2014	157,846	-	157,846	$45.00	3.32
Series C(2)	November 19, 2014	145,399	(142,957)	2,442	$12.00	4.63
			142,957	142,957	$9.00	4.63
Series D(2)	November 19, 2014	193,865	(193,865)	-	N/A	N/A
Series E(2)	November 19, 2014	145,399	(145,399)	-	N/A	N/A
			142,957	142,957	$9.00	6.63
		958,185	(196,307)	761,878

(1)	Issued in connection with the January 27, 2014 private placement transaction.
(2)	Issued in connection with the November 19, 2014 registered-direct public offering, and subsequently revised pursuant to Warrant Exercise Agreements entered into on May 18, 2015.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 10 - STOCK COMPENSATION

The Company’s 2012 Equity Incentive Plan (as amended, the “Plan”) provides for the issuance of up to 550,000 shares of our common stock. The Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. As of September 30, 2015, the remaining shares of common stock available for future issuance of awards was 136,520. The Company granted an aggregate of 30,000 options to purchase restricted common stock to certain directors prior to the adoption of the Plan.

Stock Option

The following table summarizes stock option activity for the nine months ended September 30, 2015:

			Weighted
		Weighted	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Options	Price	Term (Years)
Balance at December 31, 2014	367,080	$14.68	8.50
Options granted	108,000	12.50
Options exercised	-	-
Options cancelled/expired/forfeited	(31,600)	(11.92)
Balance at September 30, 2015	443,480	$14.43	8.09

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2015 was $5.22. The following table summarizes the assumptions used to value stock options granted during the nine months ended September 30, 2015 using a Black-Scholes model:

Expected volatility	98%
Risk-free interest rate	1.39%-1.69%
Expected term in years	5.8-6.3
Expected dividend yield	0%

The risk-free rate is based on the U.S. Treasury rate for a note with a similar term in effect at the time of the grant. The expected volatility is based on the volatility of the Company’s historical stock price.

At September 30, 2015, the aggregate intrinsic value of outstanding and exercisable options was $0. The aggregate intrinsic value is calculated by multiplying the number of outstanding and exercisable options by the excess of the market price for our common stock at September 30, 2015 over the exercise price for each option. At September 30, 2015, the market price for our common stock was $2.68.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

The following table summarizes information about options outstanding and exercisable at September 30, 2015:

Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of		Remaining	Range of		Remaining
Exercise Price	Options Outstanding	Contractual Life	Exercise Price	Options Exercisable	Contractual Life
$7.00	5,000	6.64	$7.00	5,000	6.64
$8.60	28,500	8.45	$8.60	21,875	8.45
$10.00	5,120	7.36	$10.00	5,120	7.36
$11.00	3,000	7.28	$11.00	3,000	7.28
$12.10	30,500	8.61	$12.10	15,250	8.61
$12.50	188,800	8.51	$12.50	92,800	7.73
$12.55	20,000	8.64	$12.55	5,000	8.64
$13.00	14,600	8.78	$13.00	7,300	8.78
$13.45	2,000	8.73	$13.45	500	8.73
$13.50	14,960	8.74	$13.50	3,740	8.74
$13.75	6,000	8.93	$13.75	3,000	8.93
$17.50	100,000	7.36	$17.50	100,000	7.36
$22.50	5,000	5.87	$22.50	5,000	5.87
$32.00	15,000	5.78	$32.00	15,000	5.78
$34.50	5,000	5.81	$34.50	5,000	5.81
	443,480			287,585

As of September 30, 2015, there were 155,895 remaining unvested options, with vesting terms ranging from 0.1 to 3.3 years. As of September 30, 2015, vested options had a weighted-average remaining contractual term of 7.6 years and a weighted-average exercise price of $15.38 per share.

Restricted Stock

The following table summarizes restricted stock awards activities for the nine months ended September 30, 2015:

		Weighted
		Average
		Grant Date
	Shares	Share Price
Restricted stock awards unvested at December 31, 2014	22,200	$14.95
Granted	25,000	4.04
Vested	(34,750)	7.77
Forfeited	(1,000)	7.50
Restricted stock awards unvested at September 30, 2015	11,450	$13.55

At September 30, 2015, the weighted-average remaining vesting period of unvested restricted stock awards was 1.5 years.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Stock-Based Compensation:

Stock-based compensation was $165 and $502 for the three months ended September 30, 2015 and 2014, respectively, and $730 and $1,227 for the nine months ended September 30, 2015 and 2014, respectively. Stock-based compensation consists of expenses related to the issuance of stock options and restricted stock. The following table summarizes the components of stock-based compensation included in the statements of operations for the three and nine months ended September 30, 2015 and 2014:

(In thousand $)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of sales	$-	$-	$-	$-
Research & development	25	36	75	100
Selling, general and administrative	140	466	655	1,127
Total stock-based compensation	$165	$502	$730	$1,227

The aggregate unrecognized compensation expense of stock options and restricted stock at September 30, 2015 was $1,018 which will be recognized through January 2019.

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases its corporate offices under an operating lease. The term of the lease is five years commencing on January 1, 2015 and expiring on December 31, 2019. We have two options to renew our lease for an additional three years each.

At September 30, 2015, the future minimum lease payments under the non-cancellable operating lease in excess of one year is as follows:

(In thousand $)

Years Ended December 31,	Amount
2015 (remaining three months)	$45
2016	152
2017	181
2018	187
2019	191
Total	$756

Rent expense, including common area maintenance charges and taxes, was $61 and $20 for the three months ended September 30, 2015 and 2014, respectively, and $172 and $56 for the nine months ended September 30, 2015 and 2014, respectively.

MYOS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Defined Contribution Plan

The Company established a 401(K) Plan (the “401(K) Plan”) for eligible employees of the Company effective April 1, 2014. Generally, all employees of the Company who are at least twenty-one years of age and who have completed three months of service are eligible to participate in the 401(K) Plan. The 401(K) Plan is a defined contribution plan that provides that participants may make salary deferral contributions, of up to the statutory maximum allowed by law (subject to make-up contributions) in the form of voluntary payroll deductions. The Company’s matching contribution is equal to 100 percent on the first four percent of a participant’s compensation which is deferred as an elective deferral. The Company’s aggregate matching contribution were $10 and $9 for the three months ended September 30, 2015 and 2014, respectively, and $37 and $16 for the nine months ended September 30, 2015 and 2014, respectively.

Supply Agreement

Pursuant to the Exclusive Supply Agreement (as amended, the “Agreement”) with DIL, DIL manufactures and supplies Fortetropin exclusively to the Company and may not manufacture Fortetropin for other entities. In exchange the Company agreed to purchase minimum quantities of Fortetropin at fixed prices through 2016. In addition, DIL agreed to assign its United States patent application for the manufacture of the formula to the Company and the Company agreed, for a period of seven years from the expiration of the Agreement, it will pay DIL a low single-digit royalty payment for each kilogram of Fortetropin produced by the Company, subject to certain minimum and maximum amounts. DIL also granted the Company a right of first refusal to license and/or acquire the European patent it owns for the manufacture of the formula. The Agreement expires on December 31, 2016, and may be renewed for additional one-year periods unless terminated by either party by giving a ninety day notice before the expiration of the current term. Included in prepaid expenses and other current assets at September 30, 2015 were payments of $250 that the Company paid in advance for 2014 inventory purchases yet to be delivered by DIL. The minimum purchase obligations under the Agreement are €1,957, or approximately $2,201, in 2015 (including 2014 and the first nine months of 2015 purchase commitments of €230, or approximately $258, and €1,296, or approximately $1,457, respectively, which were not yet made) and €1,728, or approximately $1,943, in 2016. Our failure to meet the 2014 and the first nine months of 2015 minimum purchase commitments could be considered a material breach under the terms of the Agreement, and DIL can seek to terminate the Agreement. Upon receipt of written notice of a material breach, the Company would have sixty days to fulfill the purchase requirements. If we do not cure the breach within sixty days, DIL may terminate the Agreement immediately upon sending us written notification. If the Agreement is terminated, DIL may seek to invalidate the assignment of the patent application, which could cause us to incur significant expenses to defend against such claim. If DIL is successful in invalidating the assignment of the patent application, we may be limited from manufacturing, selling or using Fortetropin, which would adversely impact our business, financial condition and results of operations.

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

Overview

We were incorporated in the State of Nevada on April 11, 2007. Prior to February 2011, we did not have any operations and did not generate any revenues. In February 2011, we acquired our proprietary active ingredient called Fortetropin®, the first clinically proven natural myostatin inhibitor. Since February 2011, our principal business activities have been focused on deepening our scientific understanding of the activity of Fortetropin, and to leverage this knowledge to strengthen and build our intellectual property; developing sales and marketing strategies aimed at expanding our commercial presence in the sports nutrition, health and wellness and age management markets; evaluating the value of Fortetropin in therapeutic markets, including the treatment of sarcopenia, cachexia, anorexia, obesity and muscular-related conditions; and, conducting research and development focused on the discovery, development and commercialization of other products and technologies aimed at maintaining or improving the health and performance of muscle tissue.

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

Our commercial focus is to leverage our clinical data to develop proprietary products including direct-to-consumer branded products using multiple product delivery formats to target the large, but currently underserved, markets focused on muscle health. The sales channels through which we sell our products have changed significantly over the past year. Our first commercial product, MYO-T12, is sold in the sports nutrition market under the brand name MYO-X® through a distribution arrangement with Maximum Human Performance (“MHP”), which terminated in March 2015. Sales to MHP for the nine months ended September 30, 2015 were approximately $57. We expect minimal future sales to MHP, if any. In February 2014, we expanded our commercial operations into the age management market through a distribution agreement with Cenegenics Product and Lab Services, LLC (“Cenegenics”), under which Cenegenics distributes and promotes a proprietary formulation containing Fortetropin through its age management centers and its community of physicians. The distribution agreement with Cenegenics expires in December 2016. On November 28, 2014, we entered into a settlement agreement with Cenegenics. Pursuant to the terms of the settlement agreement, we agreed to withdraw our October 10, 2014 request for arbitration before the International Chamber of Commerce and Cenegenics agreed to pay the Company $1,900 by April 2016, including an aggregate of $300 during the fourth quarter of 2014, and $100 per month from January 2015 through April 2016. As of the date of this Form 10-Q, Cenegenics has made all scheduled payments under the terms of the settlement agreement. The settlement agreement resolves all of Cenegenics’s outstanding obligations with respect to the units of product produced by the Company, including units that had not been delivered to Cenegenics at the time of the settlement agreement. During the second quarter of 2015, the Company shipped the remaining units under the settlement agreement to Cenegenics. Given the settlement agreement’s extended payment schedule, the Company has deferred the revenue and related cost associated with the shipment and will record the revenue and cost of sales when the related payments are received, which is expected to be in early 2016. We are unable to predict the amount of future orders under the Cenegenics distribution agreement, if any. During the second quarter of 2015, we launched Rē Muscle HealthTM, our own direct-to-consumer portfolio of muscle health bars, meal replacement shakes and daily supplement powders each powered by a full 6.6 gram single serving dose of Fortetropin. Our Rē Muscle Health products are sold through our e-commerce website, remusclehealth.com, and amazon.com and are marketed through targeted digital advertising.

For the three months ended September 30, 2015, direct sales and distributor sales were $36 and $0, respectively. For the three months ended September 30, 2014, direct sales and distributor sales were $7 and $100, respectively. For the nine months ended September 30, 2015, direct sales and distributor sales were $57 and $67, respectively. For the nine months ended September 30, 2014, direct sales and distributor sales were $17 and $3,315, respectively.

We continue to pursue additional distribution arrangements and direct sales of our Rē Muscle HealthTM branded products. There can be no assurance that we will be able to secure distribution arrangements on terms acceptable to the Company, or that we will be able to generate significant direct sales of our Rē Muscle HealthTM products.

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

Clinical and Basic Research Programs

We invest in research and development activities externally through academic and industry collaborations aimed at enhancing our products, optimizing manufacturing and broadening the product portfolio. We have developed the following collaborations with various academic centers:

●	In September 2013, we entered into a clinical study agreement with Hackensack University Medical Center to conduct a clinical study to determine the effects of Fortetropin on blood chemistries and body mass index in healthy adult women. The study is expected to be completed in 2015.

●	In May 2014, we entered into a three-year master service agreement with Rutgers University. The initial phase under the agreement was to develop cell-based assays for high-throughput screening studies of next generation myostatin inhibitors. We believe the assays developed will enable us to elucidate the specific molecules in Fortetropin that impart activity as it relates to the development of muscle tissue. Additionally, we have initiated the second phase of the agreement to develop a secondary assay for measuring myostatin activity using a genetically engineered muscle cell line that will fluoresce in the presence of myostatin. The project is expected to be completed in 2015.

●	In May 2014, we entered into an agreement with the University of Tampa to study the effects of Fortetropin supplementation in conjunction with modest resistance training in average men. The study was a double-blind, placebo-controlled trial which examined the effects of Fortetropin on skeletal muscle growth, lean body mass, strength, and power in recreationally trained males. Forty-five subjects were divided into placebo, 6.6g and 19.8g dosing arms of Fortetropin daily for a period of 12 weeks. Results demonstrated a statistically significant increase in both muscle thickness and lean body mass in subjects taking Fortetropin compared to placebo. Additionally, a statistically significant decrease in fat mass in subjects in the 19.8g arm was noted. The clinical study also analyzed blood myostatin, follistatin and cytokines levels via high-sensitivity enzyme-linked immunosorbent assay (“ELISA”) based spectrophotometric. Serum was analyzed for a plethora of relative cytokine levels via high-sensitivity enhanced chemiluminescent-based methods. The Interferon-Gamma (“IFN-γ”) inflammatory cytokine protocol screening showed no statistically significant changes in serum levels of IFN-γ for subjects in the placebo group. However, subjects in both Fortetropin daily dosing arms experienced statistically significant decreases (p < 0.05) in serum levels of the IFN-γ inflammatory cytokine. IFN-γ is recognized as a signature pro-inflammatory cytokine protein that plays a central role in inflammation and autoimmune diseases. Excess levels of inflammatory cytokines are associated with muscle-wasting diseases such as sarcopenia and cachexia. The lipid serum safety protocol demonstrated that daily use of Fortetropin at recommended and three times the recommended dose had no adverse lipid effect and did not adversely affect cholesterol, HDL or triglyceride levels. Data from the study was presented at the American College of Nutrition’s 55th annual conference. A separate mechanism of action study at the University of Tampa demonstrated that in addition to reducing serum myostatin levels, Fortetropin showed activity in mTOR and Ubiquitin pathways, two other crucial signaling pathways in the growth and maintenance of healthy muscle. Specifically, the preclinical data showed that Fortetropin up-regulates the mTOR regulatory pathway. The mTOR pathway is responsible for production of a protein kinase related to cell growth and proliferation that increases skeletal muscle mass. Up-regulation of the mTOR pathway is important in preventing muscle atrophy. We believe Fortetropin's ability to affect the mTOR pathway may have a significant impact in treating patients suffering from degenerative muscle diseases and suggests that Fortetropin-based products may help slow muscle loss secondary to immobility and denervation. The preclinical data also demonstrated that Fortetropin acts to reduce the synthesis of proteins in the Ubiquitin pathway, a highly selective, tightly regulated system that serves to activate muscle breakdown. Over-production in the Ubiquitin pathway is responsible for muscle degradation. We believe Fortetropin's ability to regulate production in the Ubiquitin pathway may have significant implications for repairing age-related muscle loss and for patients suffering from chronic diseases causing cachexia.

●	In August 2014, we entered into a research agreement with Human Metabolome Technologies America, Inc., (“HMT”), to apply their proprietary, state-of-the-art capillary electrophoresis-mass spectrometry (CE-MS) technologies to characterize the metabolomic profiles of plasma samples obtained from healthy male subjects who used either Fortetropin or placebo with the goal of identifying metabolites with pro-myogenic activity in the plasma samples of subjects who took Fortetropin as well as examining the effect on glucose and fat metabolism. HMT used a metabolite database of over 290 lipids and over 900 metabolites to identify potential plasma biomarkers of muscle growth. The study was completed during the fourth quarter of 2014. Initial data from this study indicated that subjects who received Fortetropin displayed differential metabolomic profiles relative to subjects who received placebo. The results of this study enhance our understanding of the mechanism of action of Fortetropin and provide guidance for the development of biotherapeutics based on Fortetropin. Additionally, the early indications of plasma biomarkers may guide future study design for Fortetropin clinical trials by identifying clinically-relevant endpoints and potential stratification of patient populations.

●	In May 2015, we initiated a dose response clinical study led by Jacob Wilson, Ph.D., CSCS*D, Professor of Health Sciences and Human performance at the University of Tampa, to examine the effects of Fortetropin supplementation on plasma myostatin levels at various dosing levels. This study is intended to help us better define the dose response curve, the minimal effective dose and effects of Fortetropin on serum myostatin. In this double blind placebo controlled clinical study, 80 subjects will be randomized to four groups who will be supplemented with three different doses of Fortetropin and a matching placebo. This study will continue to build upon our current knowledge of Fortetropin and will allow is to formulate new products. This study is expected to be completed in 2015.

The foregoing agreements are an integral part of our business strategy and we believe they will provide a clear scientific rationale for Fortetropin's role as a nutritional product and support its use in different medical and health applications in the future.

We are also building a small molecule and biologics discovery program aimed at regulators of myostatin synthesis and activation and the different pathways that act upon muscle development. In July 2014, we entered into a research and development agreement with Cloud Pharmaceuticals, Inc., (“Cloud”), to discover product candidates related to the inhibition of targets in the myostatin regulatory pathway as well as inflammatory mediators associated with sarcopenia and cachexia. Cloud utilizes cloud computing technology to initiate and design small molecule drug candidates based on their Inverse Design proprietary cheminformatics tool. The research is focusing on the development of product candidates related to the myostatin pathway.

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

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

	Three Months Ended September 30,		Change
(In thousand $)	2015	2014	Dollars	%

Net sales	$36	$107	$(71)	-66%
Cost of sales	396	232	164	71%
Gross profit (loss)	(360)	(125)	(235)	188%
as a % of net revenues	-1000%	-117%
Operating expenses:
Research and development	231	365	(134)	-37%
Selling, general and administrative	645	1,637	(992)	-61%
Amortization	53	50	3	6%
Total operating expenses	929	2,052	(1,123)	-55%
as a % of net revenues	N/M	N/M

Operating loss	(1,289)	(2,177)	888	-41%

Other income (expense), net	(4)	-	(4)	N/M

Loss before income taxes	(1,293)	(2,177)	884	-41%

Income tax expense - current	(1)	-	(1)	N/M

Net loss	$(1,294)	$(2,177)	$883	-41%

Net sales

Net sales for the three months ended September 30, 2015 decreased $71, or 66%, compared to net sales for the three months ended September 30, 2014. The decrease in net sales was primarily due to lower distributor sales, partially offset by sales of our Rē Muscle Health portfolio of branded products. Net sales for the three months ended September 30, 2014 included distributor sales to MHP of $100. Net sales of Rē Muscle Health, which we launched during the second quarter of 2015, were $30 for the three months ended September 30, 2015. We continue to explore strategic partnerships and collaborations opportunities to expand the commercial distribution of Fortetropin and our Rē Muscle Health portfolio of products.

Cost of sales

Cost of sales for the three months ended September 30, 2015 increased $164, or 71%, compared to cost of sales for the three months ended September 30, 2014. The increase in cost of sales was primarily due to higher inventory reserves. Cost of sales for the three months ended September 30, 2015 and 2014 included obsolete/damaged goods inventory reserves of $371 and $166, respectively.

Operating expenses

Research and development expenses for the three months ended September 30, 2015 decreased $134, or 37%, compared to research and development expenses for the three months ended September 30, 2014. The decrease in research and development expenses was primarily due to lower costs associated with our clinical and basic research programs through academic and industry collaborations.

Selling, general and administrative expenses for the three months ended September 30, 2015 decreased $992, or 61%, compared to selling, general and administrative expenses for the three months ended September 30, 2014. The decrease in selling, general and administrative expenses was primarily due to a $488 decrease in bad debt expense resulting from an accrual of $390 for an allowance for doubtful accounts against the Cenegenics’ accounts receivable balance in the three months ended September 30, 2014, compared to the reversal of Cenegenics’ allowance for doubtful accounts of $98 in the three months ended September 30, 2015. Also contributing to the decrease were lower personnel costs of $383, mainly due to lower stock based compensation, and lower professional and consulting fees of $120.

Amortization expense for the three months ended September 30, 2015 increased $3, or 6%, compared to amortization expense for the three months ended September 30, 2014. The increase was due to amortization in connection with our Fortetropin manufacturing process patent.

Other income (expense), net

Other income (expense), net was ($4) for the three months ended September 30, 2015 and included ($5) of interest expense on the revolving credit agreement, which was converted to a term loan on September 10, 2015 (as amended, the “Term Note”).

Income tax expense

Income tax expense for the three months ended September 30, 2015 was $1, which reflects minimum state corporate taxes.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

	Nine Months Ended September 30,		Change
(In thousand $)	2015	2014	Dollars	%

Net sales	$124	$3,332	$(3,208)	-96%
Cost of sales	432	1,282	(850)	-66%
Gross profit (loss)	(308)	2,050	(2,358)	-115%
as a % of net revenues	-248%	62%
Operating expenses:
Research and development	634	1,094	(460)	-42%
Selling, general and administrative	2,668	4,452	(1,784)	-40%
Amortization	158	100	58	58%
Loss on asset impairments	-	5	(5)	-100%
Total operating expenses	3,460	5,651	(2,191)	-39%
as a % of net revenues	N/M	170%

Operating loss	(3,768)	(3,601)	(167)	5%

Other income (expense), net	(10)	2	(12)	N/M

Loss before income taxes	$(3,778)	$(3,599)	(179)	5%

Income tax expense - current	(2)	-	(2)	N/M

Net loss	$(3,780)	$(3,599)	$(181)	5%

Net sales

Net sales for the nine months ended September 30, 2015 decreased $3,208, or 96%, compared to net sales for the nine months ended September 30, 2014. The decrease in net sales was primarily due to lower distributor sales. Net sales for the nine months ended September 30, 2014 included distributor sales to MHP and Cenegenics of $1,220 and $2,095, respectively. Net sales for the nine months ended September 30, 2015 included distributor sales to MHP of $57, Rē Muscle Health net product sales of $49 and other product sales of $18. We continue to explore strategic partnerships and collaborations opportunities to expand the commercial distribution of Fortetropin and our Rē Muscle Health portfolio of products.

Cost of sales

Cost of sales for the nine months ended September 30, 2015 decreased $850, or 66%, compared to cost of sales for the nine months ended September 30, 2014. The decrease in cost of sales was primarily due to lower net sales, partially offset by higher inventory reserves of $163. Cost of sales for the nine months ended September 30, 2015 and 2014 included obsolete/damaged goods inventory reserves of $371 and $208, respectively.

Operating expenses

Research and development expenses for the nine months ended September 30, 2015 decreased $460, or 42%, compared to research and development expenses for the nine months ended September 30, 2014. The decrease in research and development expenses was primarily due to lower costs associated with our clinical and basic research programs through academic and industry collaborations of $424 and lower professional and consulting fees of $39, partially offset by increases in other research and development expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2015 decreased $1,784, or 40%, compared to selling, general and administrative expenses for the nine months ended September 30, 2014. The decrease in selling, general and administrative expenses was primarily due to a $683 decrease in bad debt expense resulting from an accrual of $390 for an allowance for doubtful accounts against the Cenegenics’ accounts receivable balance in the nine months ended September 30, 2014, compared to the reversal of Cenegenics’ allowance for doubtful accounts of $293 in the nine months ended September 30, 2015. Also contributing to the decrease were lower distributor co-operative advertising and broker commissions of $616 and lower personnel costs of $455, mainly due to lower stock based compensation.

Amortization expense for the nine months ended September 30, 2015 increased $58, or 58%, compared to amortization expense for the nine months ended September 30, 2014. The increase was due to $50 amortization in connection with our Fortetropin intellectual property, including the formula, trademarks, trade secrets, patent application and domain name acquired from Peak Wellness, which we started amortizing beginning in the second quarter of 2014 and $8 amortization in connection with our Fortetropin manufacturing process patent, which we started amortizing beginning in the fourth quarter of 2014.

Loss on asset impairments for the nine months ended September 30, 2014 included a charge of $5 related to the unrecoverable net carrying value of a capitalized fixed asset. We did not consider any of our property and equipment to be impaired during the nine months ended September 30, 2015.

Other income (expense), net

Other income (expense), net was ($10) for the nine months ended September 30, 2015 and included ($11) of interest expense on the revolving credit agreement, which was converted to a term loan on September 10, 2015 (as amended, the “Term Note”).

Income tax expense

Income tax expense for the nine months ended September 30, 2015 was $2, which reflects minimum state corporate taxes.

Liquidity and Capital Resources

Working capital at September 30, 2015 and December 31, 2014 is summarized as follows:

(In thousand $)	September 30,	December 31,	Increase
	2015	2014	(Decrease)
Current Assets:
Cash	$785	$1,567	$(782)
Accounts receivable, net	615	982	(367)
Inventories, net	1,814	1,814	-
Prepaid expenses and other current assets	471	745	(274)
Total current assets	$3,685	$5,108	$(1,423)
Current liabilities:
Accounts payable	$229	$79	$150
Accrued expenses and other current liabilites	574	495	79
Note payable	300	-	300
Total current liabilities	$1,103	$574	$529
Working Capital	$2,582	$4,534	$(1,952)
Current Ratio	3.34	8.90

Working capital decreased $1,952 to $2,582 at September 30, 2015 compared to $4,534 at December 31, 2014. Changes in working capital components were as follows:

•	Cash decreased $782 due to $1,971 used in operations and $27 of capital spending, partially offset by $916 net proceeds received from the cash exercise of the Series D warrants and $300 of net borrowing under the Term Note. For additional information on the exercise of the Series D warrants refer to “NOTE 9 – Warrants” in our notes to condensed consolidated financial statements.

•	Accounts receivable, net decreased $367 primarily due to $900 of cash collections from Cenegenics, partially offset by a $293 reduction in the allowance for doubtful accounts recorded against the Cenegenics’ accounts receivable balance and $228 for product shipped to Cenegenics and recorded as deferred revenue.

•	Prepaid expenses and other current assets decreased $274 primarily due to a $414 decrease in prepaid inventory purchases, partially offset by deferred charges of $153 related to the cost of inventory shipped to a customer that was deferred until payment of the commensurate sale is received from the customer.

•	Accounts payable increased $150 primarily due to the timing of payments.

•	Accrued expenses and other current liabilities increased $79 due to deferred revenue of $228 related to inventory shipped to a customer that will be recognized upon collection and $35 of higher accrued audit fees payable, partially offset by $81 of lower accrued consulting and legal fees, $54 of lower accrued salaries and bonuses and $49 of lower accrued research and development expenses.

•	Notes payable increased $300 as a result of net borrowing made under the Term Note.

At September 30, 2015, we had cash of $785 and total assets of $5,819 (which includes intangible assets of $1,833). Summarized cash flows for the nine months ended September 30, 2015 and 2014 are as follows:

(In thousand $)	Nine Months Ended September 30,
	2015	2014	Change

Net cash (used in) operating activities	$(1,971)	$(4,667)	$2,696
Net cash (used in) investing activities	(27)	(29)	2
Net cash provided by financing activities	1,216	4,883	(3,667)
Net increase/(decrease) in cash	$(782)	$187	$(969)

Cash flows from operating activities represent net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash used by operating activities for the nine months ended September 30, 2015 decreased (i.e., improved) $2,696 compared to the nine months ended September 30, 2014 primarily due to lower operating expenses and lower working capital, partially offset by lower net sales. For additional information about the changes in operating assets and liabilities refer to the above discussion on working capital.

Net cash used in investing activities includes cash used to purchase capital assets. Net cash used in investing activities for the nine months ended September 30, 2015 included additions to fixed assets of $27. Net cash used in investing activities for the nine months ended September 30, 2014 included additions to fixed assets and intangible assets of $23 and $6, respectively.

Net cash provided by financing activities includes proceeds from borrowing and issuing equity instruments. Net cash provided by financing activities for the nine months ended September 30, 2015 includes net proceeds of $916 received from the cash exercise of the Series D warrants and net borrowing of $300 under the Term Note (as defined below). For additional information on the exercise of the Series D warrants refer to “NOTE 9 – Warrants” in our notes to condensed consolidated financial statements. Net cash provided by financing activities for the nine months ended September 30, 2014 included net proceeds of $4,663 from our January 2014 private placement transaction wherein Brean Capital, LLC served as placement agent and borrowings of $220 under our prior revolving note, which were subsequently repaid during the fourth quarter of 2014.

As of the filing date of this Form 10-Q, management believes that there is not sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months. We will need to seek additional funding through public or private financing or through collaborative arrangements with strategic partners in the fourth quarter of 2015, as we do not expect to have sufficient cash to operate past such quarter. These facts raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, we are evaluating various alternatives, including reducing operating expenses, such as personnel costs, securing additional financing for future business activities and other strategic alternatives. There can be no assurance that additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, our future operating prospects will be adversely effected.

Term Note

On September 10, 2015, the Company converted its outstanding revolving note with City National Bank, which had a termination date of August 31, 2015, into a term note (the “Term Note”). The Term Note provides that the then outstanding balance of $400 shall be payable along with interest thereon on the last day of each month in four (4) consecutive installments of $100, with the final installment due and payable in full on December 31, 2015. The Term Note is collateralized by all inventory, chattel paper, accounts, equipment, general intangibles, securities and instruments. The Term Note contains customary events of default, including failure to make payment and bankruptcy. The outstanding balance under the Term Note bears interest at a per annum interest rate equal to the greater of 3.50%, or prime rate plus 1.25%. As of September 30, 2015, the interest rate on the Term Note was 4.50%. At September 30, 2015, the balance under the Term Note was $300. As of the date of this Form 10-Q, the Company has made all payments of principal and interest when due under the Term Note.

Long-term Contractual Obligations

As of September 30, 2015, the Company’s enforceable and legally binding contractual obligations include future minimum lease payments under a non-cancellable operating lease and purchase obligations under a long-term supply agreement.

At September 30, 2015, the future minimum lease payments under the non-cancellable operating lease in excess of one year were as follows:

(In thousand $)

Years Ended December 31,	Amount
2015 (remaining three months)	$45
2016	152
2017	181
2018	187
2019	191
Total	$756

For additional information about the operating lease refer to “NOTE 12 – Commitments and Contingencies – Operating Lease” in our notes to condensed consolidated financial statements.

In July 2014, the Company amended the supply agreement (the “Agreement”) with DIL. Among other things, the Agreement provides that DIL will manufacture and supply Fortetropin exclusively to the Company and may not manufacture Fortetropin for other entities. In exchange the Company agreed to purchase minimum quantities of Fortetropin at fixed prices through 2016. The Agreement expires on December 31, 2016, and may be renewed for additional one-year periods unless terminated by either party by giving a ninety day notice before the expiration of the current term. Included in prepaid expenses and other current assets at September 30, 2015 were payments of $250 that the Company paid in advance for 2014 inventory purchases yet to be delivered by DIL. The minimum purchase obligations under the Agreement are €1,957, or approximately $2,201, in 2015 (including 2014 and the first nine months of 2015 purchase commitments of €230, or approximately $258, and €1,296, or approximately $1,457, respectively, which were not yet made) and €1,728, or approximately $1,943, in 2016. Our failure to meet the 2014 and the first nine months of 2015 minimum purchase commitments could be considered a material breach under the terms of the Agreement, and DIL can seek to terminate the Agreement. Upon receipt of written notice of a material breach, the Company would have sixty days to fulfill the purchase requirements. If we do not cure the breach within sixty days, DIL may terminate the Agreement immediately upon sending us written notification. If the Agreement is terminated, DIL may seek to invalidate the assignment of the patent application, which could cause us to incur significant expenses to defend against such claim. If DIL is successful in invalidating the assignment of the patent application, we may be limited from manufacturing, selling or using Fortetropin, which would adversely impact our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update) (“ASU 2015-15”). ASU 2015-15 clarifies that as line of credit arrangements were not specifically discussed in ASU 2015-03, companies can continue to present debt issuance costs for line of credit arrangements as an asset and subsequently amortize the deferred issuance cost ratably over the term of the arrangement. The amendments in ASU 2015-15 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”) which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

The Company has recorded minimal sales to its distributors during the past five consecutive quarters, and has only recently launched its Rē Muscle Health portfolio of branded products. Accordingly, the Company cannot predict future sales. Management’s estimates, including evaluation of impairment of long-lived assets and inventory reserves are based in part on forecasted future results. A variety of factors could cause actual results to differ from forecasted results and these differences could have a significant effect on asset carrying amounts.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation of our disclosure controls and procedures was completed by Joseph C. DosSantos, our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, Mr. DosSantos concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

No.	Description
10.1	Term Note by and between the Company and City National Bank dated September 10, 2015
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MYOS CORPORATION

Date: November 13, 2015	By:	/s/ Joseph C. DosSantos
Name: Joseph C. DosSantos
Title: Interim President and Chief Financial Officer

