Form 10-K
period 2015-12-31
MYOS RENS TECHNOLOGY INC.
filed 2016-03-30
CIK 1402479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53298

MYOS RENS TECHNOLOGY INC.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s common shares on June 30, 2015, as reported on the Nasdaq Capital Market, was approximately $10.1 million.

As of March 24, 2016, there were 5,052,873 shares of the registrant’s common stock outstanding.

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

We caution readers that a variety of factors could cause actual results to differ materially from anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

●	our ability to market and generate sales of our products, including Fortetropin®, Rē Muscle HealthTM and other products;
●

our ability to successfully expand into new market categories, including the age management market, as well as geographic markets, including expansion in China and Southeast Asia markets through the exclusive distribution agreement with RENS Agriculture Science and Technology CO. LTD.;

●	our ability to adequately protect our intellectual property;

●	our ability to develop and introduce new products and mitigate competitive threats from other providers and products;

●	our ability to generate future sales and achieve profitability;

●	our ability to attract and retain key members of our management team;

●	our ability to collect our accounts receivable from our customers;

●	our reliance on third-party processors;

●	our ability to maintain and expand our manufacturing capabilities and reduce the cost of our products;

●	shortages in the supply of, or increases in the prices of, raw materials or shelf life limits on ingredients or finished product;

●	our ability to conduct research and development activities and the success of such activities to create new products and further validate our existing ones, including continued research of Fortetropin and its effects on myostatin levels, inflammatory cytokine levels and cholesterol levels;

●	our ability to maintain raw material importation permits, obtain governmental approvals and comply with governmental regulations;

●	future financing plans, including closing the second and third tranches of the financing transaction with RENS Technology Inc.;

●	our ability to attract additional investors, increase shareholder value and continue to comply with NASDAQ’s continuing listing standards;
●	anticipated needs for working capital;

●	anticipated trends in our industry;

●	the effect of economic conditions; and

●	competition existing today or that will likely arise in the future.

Although management believes the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

PART I

Item 1.	Business.

Overview

We are an emerging bionutrition and biotherapeutics company focused on the discovery, development and commercialization of products that improve muscle health and function essential to the management of sarcopenia, cachexia and degenerative muscle diseases, and as an adjunct to the treatment of obesity. As used in this report, the “Company”, “MYOS”, “our”, or “we” refers to MYOS RENS Technology Inc. and its wholly-owned subsidiary, unless the context indicates otherwise.

We were incorporated under the laws of the State of Nevada on April 11, 2007. On March 17, 2016, we merged with our wholly-owned subsidiary and changed our name from MYOS Corporation to MYOS RENS Technology Inc. Prior to February 2011, we did not have any operations and did not generate revenues. In February 2011, we entered into an intellectual property purchase agreement pursuant to which our subsidiary purchased from Peak Wellness, Inc., or Peak, the intellectual property pertaining to Fortetropin®, a dietary supplement that has been shown in clinical studies to temporarily decrease the levels of serum myostatin, MYO-T12, a proprietary formulation containing Fortetropin, certain trademarks, trade secrets, patent applications and certain domain names.

Since February 2011, our principal business activities have been to: (i) deepen our scientific understanding of the activity of Fortetropin, which refers to a proprietary proteo-lipid composite derived from fertilized eggs of specific chicken species processed using a patented methodology which preserves the bioactivity of the constituent proteins and lipids, specifically as a natural, reversible, temporary reducing agent of myostatin, and to leverage this knowledge to strengthen and build our intellectual property; (ii) conduct research and development activities to evaluate myostatin modulation in a range of both wellness and disease states; (iii) identify other products and technologies which may broaden our portfolio and define a business development strategy to protect, enhance and accelerate the growth of our products; (iv) reduce the cost of manufacturing through process improvement; (v) identify contract manufacturing resources that can fully meet our future growth requirements; (vi) develop a differentiated and advantaged consumer positioning, brand name and iconography; and, (vii) create sales and marketing capabilities to maximize near-term and future revenues. We believe that existing wellness and therapeutic targets, such as myostatin, represent a rational entry point for additional drug discovery efforts and are evaluating a separate, concurrent objective in this area.

Our executive offices are currently located at 45 Horsehill Road, Suite 106, Cedar Knolls, New Jersey 07927 and our telephone number is (973) 509-0444. Our website address is http://www.myosrens.com. Neither the information on our current or future website is, and such information shall not be deemed to be, a part of this report or incorporated in filings we make with the Securities and Exchange Commission.

Strategic Investment Transaction

On December 17, 2015, the Company entered into a Securities Purchase Agreement with RENS Technology Inc. (the “Purchaser”), pursuant to which the Purchaser agreed to invest $20.25 million in the Company in three tranches over twenty-four months (the “Financing”). Concurrent with the execution of the Securities Purchase Agreement, the Company entered into an exclusive distribution agreement with RENS Agriculture Science and Technology Co. Ltd. (“RENS Agriculture”), the parent company of the Purchaser, pursuant to which the Company will supply product for RENS Agriculture’s exclusive distribution in China (including mainland China, Hong Kong, Macau and Taiwan) and all countries in Southeast Asia. In addition, the Purchaser agreed that, subsequent to the closing of the first tranche of the Financing, it will assist the Company in: utilizing its food technologies in the Company’s existing and future products, finding suitable manufacturing partners in China, locating suitable acquisition targets in China and setting up a subsidiary in China. In the first tranche of the Financing, which closed on March 3, 2016, the Purchaser acquired 1,500,000 shares of the Company’s common stock and a warrant to purchase 375,000 shares of the Company’s common stock at an exercise price of $7.00 per share for $5.25 million. For additional information refer to Part IV, Item 15, “Notes to Consolidated Financial Statements: Note 1 – Strategic Investment Transaction.”

General

Following our purchase of Fortetropin in February 2011, we have been focusing on the discovery, development, and commercialization of nutritional supplements, functional foods, therapeutic products, and other technologies aimed at maintaining or improving the health and performance of muscle tissue. Our officers, directors and members of our Scientific Advisory Board, including Dr. Robert Hariri, Dr. Louis Aronne, Dr. Neilank Jha and Dr. Caroline Apovian, have significant research and development experience. While Fortetropin is our first proprietary ingredient, we plan to discover, develop, formulate and/or acquire additional products in the future.

We are developing nutritional and therapeutic products aimed at maintaining and improving the health and performance of muscle tissue. One current target of research which we are actively evaluating is the modulation of myostatin. Our research is focused on developing strategies and therapeutic interventions to address muscle related conditions including sarcopenia, cachexia, and inherited and acquired muscle diseases as described in more detail below.

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

# p<0.05 post measurement compared to pre  * p < 0.05 delta compared to placebo

Association between Muscular Strength and Mortality

In a clinical study at the Karolinska Institutet’s Department of Biosciences and Nutrition at NOVUM, Unit for Preventive Nutrition, in Huddinge, Sweden, 8,762 men aged 20-80 were evaluated over an average period of 18.9 years in a prospective cohort study to measure the association between muscular strength and mortality in men. After adjusting for age, physical activity, smoking, alcohol intake, body mass index, baseline medical conditions, and family history of cardiovascular disease, the study found that muscular strength is inversely and independently associated with deaths from all causes and cancer in men. The findings were valid for men of normal weight, those who were overweight, and younger or older men, and were valid even after adjusting for several potential confounders, including cardiorespiratory fitness. This study extends previous studies that showed the importance of muscular strength as a predictor of death from all causes, cardiovascular disease, and cancer in a large cohort of men. Several prospective studies have also shown that muscular strength is inversely associated with all-cause mortality. These data suggests that muscular strength adds to the protective effect of cardiorespiratory fitness against the risk of death in men. Moreover, it might be possible to reduce all-cause mortality among men by promoting regular resistance training.

We believe improving lean muscle mass should be a therapeutic objective in the management of aging and chronic illness and all individuals seeking optimal wellness. Fortetropin, the only clinically proven natural myostatin reducing agent available to increase muscle mass and lean body mass, provides us with a compelling product in the competitive marketplace. Further studies are planned to examine its role in the treatment of many disease states in various dosing regimens and delivery mechanisms.

WADA Compliance

Fortetropin® has received Certified Drug Free® certification from the Banned Substances Control Group (BSCG).  The BSCG Certified Drug Free® program is a comprehensive certification program for the dietary supplement industry and includes screening for substances prohibited by the World Anti-Doping Agency (WADA) along with most U.S. professional sports leagues.  WADA is a foundation created through a collective initiative led by the International Olympic Committee to promote, coordinate and monitor the fight against drugs in sports.

Research and Development

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

Our research program is actively evaluating the many active proteins, lipids and peptides in Fortetropin. We believe our research programs will establish a basis for the continued submission of patent applications to help protect our intellectual property. We are dedicated to protecting our innovative technology.

Clinical and Basic Research Programs

We invest in research and development activities externally through academic and industry collaborations aimed at enhancing our products, optimizing manufacturing and broadening the product portfolio. We have developed the following collaborations with various academic centers:

●	In May 2015, we initiated a dose response clinical study led by Jacob Wilson, Ph.D., CSCS*D, Professor of Health Sciences and Human performance at the University of Tampa, to examine the effects of Fortetropin supplementation on plasma myostatin levels at various dosing levels in young adult males and females. This study is intended to help us better define the dose response curve, the minimal effective dose and effects of Fortetropin on serum myostatin. In this double blind placebo controlled clinical study, 80 male and female subjects ranging in ages between 18 and 22 were randomized into four groups such that no significant differences in serum myostatin concentration existed between groups. Following assignment to one of the four groups, blood samples were collected to establish baseline values. Subjects were subsequently supplemented with three different doses of Fortetropin (2.0g, 4.0g and 6.6g) and a matching placebo for one week. Following a week of supplementation, blood samples were collected and serum myostatin levels were assayed. Results demonstrated that Fortetropin is effective as a myostatin reducing agent at daily doses of 4.0g and 6.6g. This research, which continues to build upon our current knowledge of Fortetropin, may result in the formulation of new products. An abstract of this study has been accepted for presentation at the 2016 International Conference on Frailty & Sarcopenia Research, to be held in April 2016.

●	In August 2014, we entered into a research agreement with Human Metabolome Technologies America, Inc., (“HMT”), to apply their proprietary, state-of-the-art capillary electrophoresis-mass spectrometry (CE-MS) technologies to characterize the metabolomic profiles of plasma samples obtained from healthy male subjects who used either Fortetropin or placebo with the goal of identifying metabolites with pro-myogenic activity in the plasma samples of subjects who took Fortetropin as well as examining the effect on glucose and fat metabolism. HMT used a metabolite database of over 290 lipids and over 900 metabolites to identify potential plasma biomarkers of muscle growth. The study was completed during the fourth quarter of 2014. Initial data from this study indicated that subjects who received Fortetropin displayed differential metabolomic profiles relative to subjects who received placebo. The results of this study enhance our understanding of the mechanism of action of Fortetropin and provides guidance for the development of biotherapeutics based on Fortetropin. Additionally, the early indications of plasma biomarkers may guide future study design for Fortetropin clinical trials by identifying clinically-relevant endpoints and potential stratification of patient populations.

●	In May 2014, we entered into an agreement with the University of Tampa to study the effects of Fortetropin supplementation in conjunction with modest resistance training in average men. The study was a double-blind, placebo-controlled trial which examined the effects of Fortetropin on skeletal muscle growth, lean body mass, strength, and power in recreationally trained males. Forty-five subjects were divided into placebo, 6.6g and 19.8g dosing arms of Fortetropin daily for a period of 12 weeks. Results demonstrated a statistically significant increase in both muscle thickness and lean body mass in subjects taking Fortetropin compared to placebo. Additionally, a statistically significant decrease in fat mass in subjects in the 19.8g arm was noted. The clinical study also analyzed blood myostatin, follistatin and cytokines levels via high-sensitivity enzyme-linked immunosorbent assay (“ELISA”) based spectrophotometric. Serum was analyzed for a plethora of relative cytokine levels via high-sensitivity enhanced chemiluminescent-based methods. The Interferon-Gamma (“IFN-γ”) inflammatory cytokine protocol screening showed no statistically significant changes in serum levels of IFN-γ for subjects in the placebo group. However, subjects in both Fortetropin daily dosing arms experienced statistically significant decreases (p < 0.05) in serum levels of the IFN-γ inflammatory cytokine. IFN-γ is recognized as a signature pro-inflammatory cytokine protein that plays a central role in inflammation and autoimmune diseases. Excess levels of inflammatory cytokines are associated with muscle-wasting diseases such as sarcopenia and cachexia. The lipid serum safety protocol demonstrated that daily use of Fortetropin at recommended and three times the recommended dose had no adverse lipid effect and did not adversely affect cholesterol, HDL or triglyceride levels. Data from the study was presented at the American College of Nutrition’s 55th annual conference. A separate mechanism of action study at the University of Tampa demonstrated that in addition to reducing serum myostatin levels, Fortetropin showed activity in mTOR and Ubiquitin pathways, two other crucial signaling pathways in the growth and maintenance of healthy muscle. Specifically, the preclinical data showed that Fortetropin up-regulates the mTOR regulatory pathway. The mTOR pathway is responsible for production of a protein kinase related to cell growth and proliferation that increases skeletal muscle mass. Up-regulation of the mTOR pathway is important in preventing muscle atrophy. We believe Fortetropin's ability to affect the mTOR pathway may have a significant impact in treating patients suffering from degenerative muscle diseases and suggests that Fortetropin-based products may help slow muscle loss secondary to immobility and denervation. The preclinical data also demonstrated that Fortetropin acts to reduce the synthesis of proteins in the Ubiquitin pathway, a highly selective, tightly regulated system that serves to activate muscle breakdown. Over-production in the Ubiquitin pathway is responsible for muscle degradation. We believe Fortetropin's ability to regulate production in the Ubiquitin pathway may have significant implications for repairing age-related muscle loss and for patients suffering from chronic diseases causing cachexia.

●	In May 2014, we entered into a three-year master service agreement with Rutgers University. The initial phase under the agreement was to develop cell-based assays for high-throughput screening studies of next generation myostatin inhibitors. Additionally, we initiated a second phase of the agreement to develop a secondary assay for measuring myostatin activity using a genetically engineered muscle cell line that fluoresce in the presence of myostatin. Phase I and II were completed in 2015. We believe the assays developed will enable us to elucidate the specific molecules in Fortetropin that impart activity as it relates to the development of muscle tissue.

●	In September 2013, we entered into a clinical study agreement with Hackensack University Medical Center to conduct a clinical study to determine the effects of Fortetropin on blood chemistries and body mass index in healthy adult women. Enrollment in this study is ongoing.

The foregoing agreements are an integral part of our business strategy and we believe they will provide a clear scientific rationale for Fortetropin's role as a nutritional product and support its use in different medical and health applications in the future.

We are also building a small molecule and biologics discovery program aimed at regulators of myostatin synthesis and activation and the different pathways that act upon muscle development. In July 2014, we entered into a research and development agreement with Cloud Pharmaceuticals, Inc., (“Cloud”), to discover product candidates related to the inhibition of targets in the myostatin regulatory pathway as well as inflammatory mediators associated with sarcopenia and cachexia. Cloud utilizes cloud computing technology to initiate and design small molecule drug candidates based on their Inverse Design proprietary cheminformatics tool. The research is focusing on the development of product candidates related to the myostatin pathway. Cloud has identified several peptides that may have myostatin inhibition properties. We intend to evaluate the physiological activity of these peptides on myostatin.

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

Market Overview

According to the Natural Marketing Institute, the Dietary Supplement, Functional Food and Beverage, and Natural Personal Care markets represent more than $250 billion in annual worldwide sales.  The global market for functional foods alone in 2013 was worth an estimated $43.3 billion. In 2017, it is expected to grow to $54 billion, and the United States is expected to be the fastest growing market for functional foods. The global sports nutrition market was valued at $24.7 billion in 2014, and is expected to grow at a compounded annual growth rate of 8.3% during the period 2015 to 2020. We believe our proprietary ingredient, Fortetropin, which is the only clinically proven natural supplement available in the market that temporarily reduces free serum myostatin level, is well-positioned to market to a wide base of consumers looking for nutritional and performance maximization as well as for wellness and maintenance products as they age. Additionally, the medical community has increased its focus on muscle health, specifically focusing on the aging U.S. population that can benefit most from myostatin modulation. We believe persons suffering from sarcopenia, a muscle loss condition due to aging, and cachexia, a syndrome characterized by loss of body weight in many diseases such as cancer, may also benefit from Fortetropin as muscle loss can be slowed by a reduction of myostatin in the body.

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

We will seek to gain market share for our core branded products in functional foods, sports and fitness nutrition and rehab and restorative health verticals by (i) formulating and developing new and complementary product lines, (ii) expanding U.S. distribution by increasing the channels of sale, (iii) expanding distribution geography beyond the U.S., including China and Southeast Asia and (iv) seeking strategic relationships with other distributors. Our strategy is to utilize the revenue and awareness generated by the sales and marketing of Fortetropin to further advance our research and development of nutritional and therapeutic treatments for muscular-related conditions, including sarcopenia.

Marketing, Sales and Distribution

Our commercial focus is to leverage our clinical data to develop multiple products to target the large, but currently underserved, markets focused on muscle health. The sales channels through which we sell our products are evolving. The first product we introduced was MYO-T12, which was sold in the sports nutrition market. MYO T-12 is a proprietary formula containing Fortetropin and other ingredients.  The formula was sold under the brand name MYO T-12 and later as MYO-X through an exclusive distribution agreement with Maximum Human Performance (“MHP”). While the exclusive distribution agreement with MHP terminated in March 2015, MHP continues to distribute its remaining MYO-X inventories on popular retailer websites and in specialty retailers principally in the U.S. Sales to MHP for the year ended December 31, 2015 were $57 thousand. We expect minimal future sales to MHP, if any.

In February 2014, we expanded our commercial operations into the age management market through a distribution agreement with Cenegenics Product and Lab Services, LLC (“Cenegenics”), under which Cenegenics distributes and promotes a proprietary formulation containing Fortetropin through its age management centers and its community of physicians focused on treating a growing population of patients focused on proactively addressing age-related health and wellness concerns. On November 28, 2014, we entered into a settlement agreement with Cenegenics wherein we agreed to accept $1.9 million by April 2016, (i.e., $300 thousand in the fourth quarter of 2014 and $100 thousand per month from January 2015 through April 2016) in full satisfaction of Cenegenics outstanding obligations with respect to units of product produced by the Company, including units that had not yet been shipped to Cenegenics at the time of the settlement agreement. In exchange, we agreed to withdraw our October 10, 2014 request for arbitration before the International Chamber of Commerce. During the second quarter of 2015, Cenegenics accepted delivery of the remaining units that we were storing on its behalf. Given the settlement agreement’s extended payment schedule, the Company deferred the revenue and related cost associated with the shipment and will record the revenue and cost of sales when the related payments are received, which is expected to be in early 2016. The distribution agreement with Cenegenics expires in December 2016. We are unable to predict the amount of future orders from Cenegenics under the distribution agreement, if any.

During the second quarter of 2015 we launched Rē Muscle HealthTM, our own direct-to-consumer portfolio of muscle health bars, meal replacement shakes and daily supplement powders each powered by a full 6.6 gram single serving dose of Fortetropin. Our Rē Muscle Health products are sold through our e-commerce website, remusclehealth.com, and amazon.com.

We continue to pursue additional distribution and branded sales opportunities. There can be no assurance that we will be able to secure distribution arrangements on terms acceptable to the Company, or that we will be able to generate significant sales of our current and future branded products. We expect to continue developing our own core branded products in markets such as functional foods, sports and fitness nutrition and rehab and restorative health and to pursue international sales opportunities. We expect to leverage our relationship with RENS Agriculture to pursue distribution opportunities in countries in Southeast Asia where we believe there may be significant demand for our products. The growing awareness of the potential therapeutic uses of myostatin reducing agents supports continued development of our own core products. We remain committed to continuing our focus on various clinical trials in support of our marketing claims as well as to enhance our intellectual property, to develop product improvements and new products, and to reduce the cost of our products by finding more efficient manufacturing processes and contract manufacturers.

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

In August 2014, the U.S. Patent and Trademark Office, or USPTO, issued U.S. Patent No. 8,815,320 B2 to us covering our proprietary methods of manufacturing Fortetropin. The patent entitled “Process for Producing a Composition Containing Active Follistatin,” provides intellectual property protection for making Fortetropin, the key ingredient in our core commercial muscle health products, and carries a patent term through early 2033. Additionally, we are currently prosecuting a core patent application covering the basic science on which our business was built, which application is currently undergoing examination at the USPTO, and has a priority date of May 18, 2006. The scope of this application covers the various applications of avian follistatin products and the benefits thereof. In particular, this application is focused on the composition currently in our commercially sold Fortetropin-powered products and the known benefits thereof. We intend to file as many applications as possible as continuation/divisional/continuation-in-part applications. Several additional pending patent applications that we are pursuing include:

●	Genetically modified microorganisms - covering the utilization of yeast, algae or other microorganisms to grow desired proteins/molecules to create our core line of products.

●	Method of obtaining effective amounts of avian follistatin - covering a method of controlling the amount of avian follistatin and the concentrations thereof within a product by extracting the proteins from various parts of fertilized and unfertilized avian eggs.

●	Methods of treating degenerative muscle disease – covering methods of treating various degenerative muscle diseases, such as sarcopenia, with avian egg-based products and the compositions thereof.

●	Methods and products for increasing muscle mass – covering various combinations of proteins, lipids and other molecules, which are active in the natural form of our core commercial products, which may be combined in advantageous amounts to yield improved products and methods for increasing muscle mass.

●	Egg-based product having hydroxymethylbutyrate, or HMB, for the treatment of degenerative muscle disease – covering a line of products combining avian egg-based products with HMB for improved treatment of degenerative muscle diseases and the methods of treating the same.

●	Egg-based product having leucine for treatment of degenerative muscle disease - covering a line of products combining avian egg-based products with leucine for improved treatment of degenerative muscle diseases and the methods of treating the same.

●	Methods of treatment of degenerative muscle disease using egg-based products and testosterone replacement therapy – covering methods of treating degenerative muscle disease in combination with testosterone replacement therapy for improved results.

●	Methods of treatment of cancer using avian egg powder.

●	Methods of treatment of insulin resistance and Type II diabetes using avian egg powder.

●	Methods of treatment of neurological diseases using avian egg powder.

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

Compliance with applicable federal, state, and local laws and regulations is a critical part of our business. We endeavor to comply with all applicable laws and regulations. However, as with any regulated industry, the laws and regulations are subject to interpretation and there can be no assurances that a government agency would necessarily agree with our interpretation of the governing laws and regulations. Moreover, we are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. These regulations could, however, require the reformulation of our products to meet new standards, market withdrawal or discontinuation of certain products not able to be reformulated. The risk of a product recall exists within the industry although we endeavor to minimize the risk of recalls by distributing products that are not adulterated or misbranded. However, the decision to initiate a recall is often made for business reasons in order to avoid confrontation with the FDA.

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

Manufacturing; Raw Materials and Suppliers

We are committed to producing and selling highly efficacious products that are trusted for their quality and safety. To date, our products have been outsourced to third party manufacturers where the products are manufactured in full compliance with cGMP standards set by the FDA. All of the raw materials for our current products are currently sourced from third-party suppliers. Any shortages in our raw materials could result in materially higher raw material prices and adversely affect our ability to source our product. Since the beginning of 2012, we have been focusing on the efficiency and economics of manufacturing Fortetropin. Our management has examined the production cost and is working to achieve cost savings in production.

We currently have one third-party manufacturer of Fortetropin. We have multiple vendors for blending, packaging and labeling our products.

Competition

Given the large patient populations that could potentially benefit from treatments targeted at myostatin, a number of pharmaceutical companies are currently developing various types of myostatin inhibitors. Eli Lilly and Co., Novartis AG, Pfizer Inc., Regeneron Pharmaceuticals Inc., Sanofi S.A., Scholar Rock and Acceleron Pharma Inc, are among the companies that we are aware of that are testing new compounds in the field of myostatin inhibition. The market for nutritional supplements is highly competitive. Companies operating in the space include PepsiCo Inc., Glanbia Plc. GNC Holdings, The Coca-Cola Company, GlaxoSmithKline, Abbott Laboratories, Nestle S.A. and Universal Nutrition. Competition is based on price, quality, customer service, marketing and product effectiveness. Our competition includes numerous nutritional supplement companies that are highly fragmented in terms of geographic market coverage, distribution channels and product categories. In addition, large pharmaceutical companies and packaged food and beverage companies compete with us in the nutritional supplement market. These companies and certain nutritional supplement companies have broader product lines and/or larger sales volumes than us and have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities. Other companies are able to compete more effectively due to a greater extent of vertical integration. Private label products of our competitors, which in recent years have significantly increased in certain nutrition categories, compete directly with our products. In several product categories, private label items are the market share leaders. Increased competition from such companies, including private label pressures, could have a material adverse effect on our results of operations and financial condition. Many companies within our industry are privately-held and therefore, we are unable to assess the size of all of our competitors or where we rank in comparison to such privately-held competitors with respect to sales.

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

Employees

We currently have eight full-time employees (including two executive officers). We also employ several consultants. None of our employees are represented by a labor union and we consider our employee relations to be good.

Item 1A.	Risk Factors.

Our business, operations and financial condition are subject to various risks. Investing in our securities involves a high degree of risk. Before purchasing our common stock, you should carefully consider the following risk factors as well as other information contained in this report, including our financial statements and the related notes. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occurs, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our securities could decline, and you may lose some or all of your investment. Amounts in this section are in thousands, unless otherwise indicated.

RISKS RELATING TO OUR BUSINESS

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

We are an early stage company and have a limited operating history. Our future prospects should be considered in light of the risks and uncertainties experienced by early stage companies in evolving markets such as the market for our current and future products, if any, in the United States and China or Southeast Asia. We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

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

If we are unable to successfully market and promote our own core branded products, we will not be able to increase our sales and our business and results of operations would be adversely affected.

We recently launched our own proprietary branded products using multiple delivery formats. Successfully marketing and promoting products is a complex and uncertain process, dependent on the efforts of management, outside consultants and general economic conditions, among other things. There is no assurance that we will successfully market and/or promote our own core branded products. Any factors that adversely impact the marketing or promotion of our products including, but not limited to, competition, acceptance in the marketplace, or delays related to production and distribution or regulatory issues, will likely have a negative impact on our cash flow and operating results. The commercial success of our products also depends upon various other factors including:

●	the quality and acceptance of other competing brands and products;

●	creating effective distribution channels and brand awareness;

●	critical reviews;

●	the availability of alternatives;

●	general economic conditions; and

●	availability of sufficient capital resources to adequately promote and market our products.

Each of these factors is subject to change and cannot be predicted with certainty. We cannot assure you that we will be successful in marketing or promoting any of our own core branded products. If we are unable to successfully market and promote our own core branded products or any enhancements to our products which we may develop, we will not be able to increase our sales, and our results of operations would be adversely affected.

If our prior distributors are unable or unwilling to purchase our products and we are unable to secure alternative distributors or customers, our operating results and financial condition will be adversely affected.

We previously sold our products primarily through two distributors, MHP and Cenegenics. For the year ended December 31, 2015, our net sales were $159, of which 36% was attributable to MHP. There were no sales attributable to Cenegenics for the year ended December 31, 2015. For the year ended December 31, 2014, our net sales were $3,343, of which 36% was attributable to MHP and 63% was attributable to Cenegenics. We have recorded minimal sales to our distributors during the past six consecutive quarters, and have only recently launched our Rē Muscle Health portfolio of branded products, which we are not currently selling to distributors. If we decide to resume selling our products to distributors and our prior distributors are unable or unwilling to purchase our products and we are unable to secure alternative distributors or customers, our operating results and financial condition will be adversely affected.

We have a history of losses and cash flow deficits, and we expect to continue to operate at a loss and to have negative cash flow for the foreseeable future, which could cause the price of our stock to decline.

At December 31, 2015, we had cumulative net losses from inception of $23,445. Our net loss for the years ended December 31, 2015 and 2014 were $5,078 and $4,459, respectively. We also had negative cash flow from operating activities. Historically, we have funded our operations from the proceeds from the sale of equity securities, and to a lesser extent, internally generated funds. Our strategic business plan is likely to result in additional losses and negative cash flow for the foreseeable future. We cannot give assurances that we will ever become profitable.

There is no assurance that we will be able to increase our sales.

Our sales for the year ended December 31, 2015 was $159, a 95% decrease compared to sales for the year ended December 31, 2014. This decrease was primarily due to lower distributor sales. We recently launched our own proprietary branded products using multiple delivery formats. We cannot give assurances that our new business model will enable us to increase our sales.

Our intangible assets, which represent a significant amount of our total assets, are subject to impairment testing and may result in impairment charges, which would adversely affect our results of operations and financial condition.

At December 31, 2015, our total assets were $5,342, of which $1,780, or approximately 33% represents intangible assets, net of accumulated amortization. Our intangible assets primarily relate to intellectual property pertaining to Fortetropin, including the MYO-T12 formula, trademarks, trade secrets, patent application and domain names acquired from Peak Wellness, Inc. in February 2011. The intellectual property asset was initially recorded as an indefinite-lived intangible asset and tested annually for impairment or more frequently if events or circumstances changed that could potentially reduce the fair value of the asset below its carrying value. Impairment testing requires the development of significant estimates and assumptions involving the determination of estimated net cash flows, selection of the appropriate discount rate to measure the risk inherent in future cash flow streams, assessment of an asset’s life cycle, competitive trends impacting the asset as well as other factors. The Company’s forecasted future results and related net cash flows contemplate the direct offering of product and successfully establishing future sales channels among other factors. Changes in these underlying assumptions could significantly impact the asset’s estimated fair value.

In 2011, based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and projected revenues and (iii) assumptions similar to those that market participants would make in valuing the Company's intangible assets, management determined that the carrying values of the intellectual property asset exceeded its fair value. Accordingly, the Company recorded noncash impairment charges totaling $2,662 and reduced the intellectual property asset to its fair value of $2,000. Management performed annual impairment tests in 2012, 2013 and 2014 and determined no further impairment existed. During the second quarter of 2015, management made an assessment and based on expansion into new markets and introduction of new formulas determined that the intellectual property had a finite useful life of ten (10) years and began amortizing the carrying value of the intellectual property asset over its estimated useful life. Management made a separate determination that no further impairment existed at that time. Based on six consecutive quarters of minimal revenues combined with changes in the sales channels through which we sell our products and our inability to predict future orders, if any, from MHP or Cenegenics or to what extent we will be able to secure new distribution arrangements, we tested the intellectual property for impairment in the fourth quarter of 2015 and determined that the asset value was recoverable and therefore no impairment was recognized. Nevertheless, a significant amount of our total assets are subject to impairment testing and may result in noncash impairment charges, which would adversely affect our results of operations and financial condition.

We will need to raise additional funds in the future to grow our business. If we are unable to raise funds as needed, we may not be able to maintain or expand our business.

We require substantial funds for operating expenses, research and development activities, to establish manufacturing capability, to develop consumer marketing and retail selling capability, and to cover public company costs. The extent of our capital needs will depend on numerous factors, including (i) our profitability, (ii) the release of competitive products, (iii) the level of investment in research and development, (iv) the amount of our capital expenditures, (v) the amount of our working capital including collections on accounts receivable, (vi) the sales, marketing and distribution investment needed to develop and launch our own core branded products and (vii) cash generated by sales of those products. Although RENS Technology Inc. has committed to invest up to an additional $15 million in our company, we cannot assure you that we will be able to close on such financing or that such financing would be sufficient to meet our needs. If we cannot obtain additional funding, we may be required to limit our marketing efforts, decrease or eliminate capital expenditures or cease all or a portion of our operations, including any research and development activities. Any available additional financing may not be adequate to meet our goals.

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

Our revenues are generated in U.S. dollars, while a significant portion of our expenses may be incurred in foreign currencies, principally the payments to our primary manufacturer that are paid in euros. In addition, we plan to commence operations in China, in which case we may incur significant expenses in renminbi. The exchange rates between the U.S. dollar and other currencies fluctuate and are affected by, among other things, changes in political and economic conditions. Any significant fluctuation in the exchange rate for these currencies may materially and adversely affect our earnings, cash flows and financial condition.

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

Our principal objectives are to: (i) create a sales platform through marketing products containing our proprietary ingredient Fortetropin in established, growing, and new markets and strategic selection of partnerships and collaborations to maximize near-term and future revenues, (ii) deepen the scientific understanding of the activity of Fortetropin, specifically as a natural, reversible, temporary modulator of the regulatory protein myostatin, and to leverage this knowledge to strengthen and build our intellectual property, (iii) conduct research and development activities to evaluate myostatin modulation in a range of both wellness and disease states, (iv) identify other products and technologies which may broaden our portfolio and define a business development strategy to protect, enhance and accelerate the growth of our products, (v) reduce the cost of manufacturing through process improvement, and (vi) identify contract manufacturing resources that can fully meet our future growth requirements. Our business plan is based on circumstances currently prevailing and assumptions that certain circumstances will or will not occur as well as the inherent risk and uncertainties involved in various stages of development. However, there is no assurance that we will be successful in achieving our objectives. If we are not able to achieve our objectives, our business operations and financial performance may be adversely affected.

If we lose the services of our key personnel, we may be unable to replace them, and our business, financial condition and results of operations could be adversely affected.

Our success largely depends on the continued skills, experience, efforts and policies of our management, directors and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. In particular, certain of our directors, including Dr. Robert Hariri, Dr. Louis Aronne and Guiying Zhao, have significant research and development experience and are integral to the creation of our future products and the execution of our business strategy. In addition, our prospects depend substantially on the services of our executive management team.

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

We currently rely on third-party manufacturers, suppliers and processors to produce our products. If our manufacturers, suppliers or processors are unable to provide us with the required finished products or raw materials or are unable or unwilling to produce sufficient quantities of our products, our business and revenues will be adversely affected. We did not meet the raw materials minimum purchase requirements of our principal manufacturer during 2015 and there is no assurance that we will meet such requirement for 2016. Under the terms of the agreement with the third-party manufacturer, the manufacturer can terminate the agreement upon written notice to the Company of a material breach. The failure to meet the minimum purchase commitments could be considered a material breach. Upon receipt of such notification, the Company has sixty (60) days to fulfill the purchase requirement. If our third-party manufacturers, suppliers and processors are unable or unwilling to produce our products, our business, financial condition and results of operations will be adversely affected.

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

While our raw material inventories generally have a long shelf life, we may be required to write-off or reserve for inventories that are slow-moving, off-grade, damaged or otherwise not saleable. Such write-offs and/or reserves could have a material adverse effect on our business, financial condition and results of operations.

Our raw material inventories are comprised of dried powder derived from egg-yolk, and despite generally having a long shelf life, we may be required to write-off or reserve for inventories that are slow-moving, off-grade, damaged or otherwise not saleable. Cost of sales for the year ended December 31, 2015 and 2014 included slow moving obsolete/damaged goods inventory charges of $697 and $328, respectively. Future required wirte-offs or reserves could have a material adverse effect on our business, financial condition and results of operations.

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

Research and development activities may be costly and/or untimely, and there are no assurances that our research and development activities will either be successful or completed within the anticipated timeframe, if at all. The continued research and development of Fortetropin and our future products is important to our success. In addition, the development of new products requires significant research, development and testing all of which require significant investment and resources. At this time, our resources are limited and our research and development activities are dependent upon our ability to fund our activities and to raise capital which may not be possible. We may enter into agreements with third party vendors to engage in research and development for us. However, the failure of the third-party researcher to perform under agreements entered into with us, or our failure to renew important research agreements with a third party, may delay or curtail our research and development efforts. The research and development of new products is costly and time consuming, and there are no assurances that our research and development activities will be successful. Even if a new product is developed, there is no assurance that it will be commercialized or result in sales.

We may not be able to protect our intellectual property rights upon which our business relies, which could cause our assets to lose value.

Our business depends on and will continue to depend on our intellectual property, including our valuable brands and internally-developed products. We believe our intellectual property rights are important to our continued success and our competitive position. However, we may be unable or unwilling to strictly enforce our intellectual property rights, including our patents and trademarks, from infringement due to the substantial costs of such enforcement. In addition, while there are patents pending for our core product, there is no assurance that such applications will be approved. Our failure to enforce our intellectual property rights could diminish the value of our brands and product offerings and harm our business and future growth prospects.

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

In addition, our primary third-party manufacturer assigned its United States patent application for making Fortetropin, the key ingredient in our products, to us in exchange for royalty payments for each kilogram of Fortetropin that we produce, for a period of seven years from the expiration date of the supply agreement on December 31, 2016. Subsequent to the assignment of the patent application, in August 2014, the USPTO issued to us U.S. Patent No. 8,815,320 B2 covering the proprietary methods of manufacturing Fortetropin.  We did not meet the raw materials minimum purchase requirements of our principal manufacturer during 2015 and there is no assurance that we will meet such requirements for 2016. Under the terms of the supply agreement, the third-party manufacturer can terminate the supply agreement upon written notice to us of a material breach. The failure to meet the minimum purchase commitments could be considered a material breach. Upon receipt of such notification, we have sixty-days to cure the alleged breach.  If we do not cure the breach within sixty days, the third-party manufacturer may terminate the supply agreement immediately upon sending us written notification.  If the supply agreement is terminated, the third-party manufacturer may seek to invalidate the assignment of the patent application, which could cause us to incur significant expenses to defend against such claim. If the third-party manufacturer is successful in invalidating the assignment of the patent application, we may be limited from manufacturing, selling or using Fortetropin, which may adversely impact our business, financial condition and results of operations.

If we expand our operations to China, we would be subject to a variety of additional risks that may negatively impact our operations.

As a result of our relationship with RENS Agriculture, we may expand our operations to China. If we expand our operations to China, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	regulation by governmental agencies;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and
●	deterioration of political relations between China and the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

Our advertising and marketing efforts may be costly and may not achieve desired results.

We intend to incur substantial expenses in connection with our advertising and marketing efforts for our products. Although we intend to target our advertising and marketing efforts on current and potential customers who we believe are likely to be in the market for the products we sell, we cannot assure you that our advertising and marketing efforts will achieve our desired results. We will periodically adjust our advertising expenditures in an effort to optimize the return on such expenditures. Any decrease in the level of our advertising expenditures which may be made to optimize such return could adversely affect our sales.

We rely on independent shipping companies to deliver the products we sell.

We rely upon third party carriers, especially FedEx and UPS, for timely delivery of our product shipments. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including employee strikes, inclement weather and increased fuel costs. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers. We do not have a written long-term agreement with any of these third party carriers, and we cannot be sure that these relationships will continue on terms favorable to us, if at all. If our relationship with any of these third party carriers is terminated or impaired, or if any of these third parties are unable to deliver products for us, we would be required to use alternative carriers for the shipment of products to our customers. We may be unable to engage alternative carriers on a timely basis or on terms favorable to us, if at all. Potential adverse consequences include:

●	reduced visibility of order status and package tracking;
●	delays in order processing and product delivery;
●	increased cost of delivery, resulting in reduced margins; and
●	reduced shipment quality, which may result in damaged products and customer dissatisfaction.

Furthermore, shipping costs represent a significant operational expense for us. Any future increases in shipping rates could have a material adverse effect on our business, financial condition and results of operations.

We face significant inventory risk.

We are exposed to significant inventory risks that may adversely affect our operating results as a result of new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand and consumer spending patterns, changes in consumer tastes with respect to our products, and other factors. We endeavor to accurately predict these trends and avoid overstocking or understocking our products. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling or manufacturing a new product, it may be difficult to determine appropriate product selection, and accurately forecast demand. The acquisition of inventory may require significant lead-time and prepayment and we may be unable to sell products in sufficient quantities or during the relevant selling seasons. Any one of these risks may adversely affect our operating results.

Our failure to respond appropriately to competitive challenges, changing consumer preferences and demand for new products could significantly harm our customer relationships and product sales.

The nutritional supplement industry is characterized by intense competition for product offerings and rapid and frequent changes in consumer demand. Our failure to predict accurately product trends could negatively impact our products and cause our revenues to decline.

Our success with any particular product offering (whether new or existing) depends upon a number of factors, including our ability to:

●	deliver quality products in a timely manner in sufficient volumes;
●	accurately anticipate customer needs and forecast accurately to our manufacturers;
●	differentiate our product offerings from those of our competitors;
●	competitively price our products; and
●	develop new products.

Furthermore, products often have to be promoted heavily in stores or in the media to obtain visibility and consumer acceptance. Acquiring distribution for products is difficult and often expensive due to slotting and other promotional charges mandated by retailers. Products can take substantial periods of time to develop consumer awareness, consumer acceptance and sales volume. Accordingly, some products may fail to gain or maintain sufficient sales volume and as a result may have to be discontinued.

Our industry is highly competitive, and our failure to compete effectively could adversely affect our market share, financial condition and future growth.

The nutritional supplement industry is highly competitive with respect to:

●	price;
●	shelf space and store placement;
●	brand and product recognition;
●	product introductions; and
●	raw materials.

Most of our competitors are larger, more established companies and possess greater financial strength, personnel, distribution and other resources than we have. We face competition in the supplement market from a number of large nationally known manufacturers, private label brands and many smaller manufacturers.

Adverse publicity or consumer perception of our products and any similar products distributed by others could harm our reputation and adversely affect our sales.

We believe we are highly dependent upon positive consumer perceptions of the safety and quality of our products as well as similar products distributed by other nutritional supplement companies. Consumer perception of nutritional supplements and our products in particular can be substantially influenced by scientific research or findings, national media attention and other publicity about product use. Adverse publicity from these sources regarding the safety, quality or efficacy of nutritional supplements and our products could harm our reputation and results of operations. The mere publication of news articles or reports asserting that such products may be harmful or questioning their efficacy could have a material adverse effect on our business, financial condition and results of operations, regardless of whether such news articles or reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products.

Changes in the economies of the markets in which we do business may affect consumer demand for our products.

Consumer spending habits, including spending for our products, are affected by, among other things, prevailing economic conditions, levels of employment, fuel prices, changes in exchange rates, salaries and wages, the availability of consumer credit, consumer confidence and consumer perception of economic conditions. Economic slowdowns in the markets in which we do business and an uncertain economic outlook may adversely affect consumer spending habits, which may result in lower sales of our products in future periods. A prolonged global or regional economic downturn could have a material negative impact on our financial position, results of operation or cash flows.

Changes in the political and economic policies of the Chinese government may adversely affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.

We plan to develop and expand our operations in China. Accordingly, our financial condition and results of operations may be affected by economic, political and legal developments in China.

The Chinese economy differs from the economies of most developed countries in many respects, including the extent of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, regulating financial services and institutions and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth in the past three decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may also have a negative effect on us. Our financial condition and results of operation could be materially and adversely affected by government control over capital investments or changes in tax regulations that may be applicable to us. In addition, the Chinese government has implemented in the past certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our businesses, financial condition and results of operations.

There are uncertainties regarding the interpretation and enforcement of Chinese laws, rules and regulations.

Our operations to be conducted in China may be governed by Chinese laws, rules and regulations. Our Chinese subsidiaries will be subject to laws, rules and regulations applicable to foreign investment in China. The Chinese legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value.

In 1979, the Chinese government began to promulgate a comprehensive system of laws, rules and regulations governing economic matters in general. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investment in China. However, China has not developed a fully integrated legal system, and recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in China or may be subject to significant degrees of interpretation by Chinese regulatory agencies. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the nonbinding nature of such decisions, and because the laws, rules and regulations often give the relevant regulator significant discretion in how to enforce them, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. In addition, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation.

Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since Chinese administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered into and could materially and adversely affect our business, financial condition and results of operations.

Restrictions on currency exchange may limit our ability to utilize our revenue effectively.

The renminbi is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiaries or variable interest entities. Our Chinese subsidiaries, which will be wholly-foreign owned enterprises, may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to us, without the approval of SAFE by complying with certain procedural requirements. However, the relevant Chinese governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. Since a portion of our future revenue will be denominated in renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in renminbi to fund our business activities outside of China or pay dividends in foreign currencies to our stockholders. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant Chinese governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries and the variable interest entities.

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

Our common stock is listed on the Nasdaq Capital Market. There has been limited trading in our shares over the last 12 months. If limited trading of our shares continues, it may be difficult for investors to sell such shares in the public market at any given time at prevailing prices. Also, the sale of a large block of common stock could depress the market price of the common stock to a greater degree than a company that typically has a higher volume of trading of its securities.

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

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly operating results;

●	changes in financial estimates by securities research analysts;

●	conditions in nutritional supplement and pharmaceutical markets;

●	changes in the economic performance or market valuations of other nutritional supplement companies;

●	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	addition or departure of key personnel;

●	intellectual property or other litigation; and

●	general economic or political conditions.

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

If our future operations or acquisitions are financed through the issuance of equity securities, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We have also reserved 550,000 shares of our common stock under an equity incentive plan for our directors, officers, employees, consultants and advisors and granted options to purchase shares of our common stock under the plan. The issuance of shares of our common stock upon the exercise of these options as well as upon the exercise of outstanding warrants to purchase up to 1,136,878 shares of our common stock, which includes a warrant to purchase 375,000 shares of common stock issued to RENS Technology Inc. in connection with the first tranche of the Financing, may result in significant dilution to our stockholders.

Mr. Ren can exert significant influence over us and make decisions that are not in the best interests of all stockholders.

Mr. Ren and his affiliates currently beneficially own approximately 35% of our outstanding shares of common stock, subject to increase upon the closing of the second and third tranches of the Financing. In addition, in connection with the closing of the Financing, he is entitled to designate four appointees (including himself) to our board of directors and will be entitled to designate a fifth director if he owns over 50% of our outstanding shares. Furthermore, until the closing of the third tranche of the Financing, we may not take certain actions, including issuing shares (other than certain exempt issuances), appointing new members to the board of directors or hiring or terminating any executive officers, without his prior approval.

As a result, he will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Our articles of incorporation provides for the authorization to issue up to 500,000 shares of blank check preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company. In addition, we have a classified board of directors that consists of three groups, which may increase the length of time necessary for an acquirer to change the composition of a majority of directors to gain control of our board of directors.

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

Period	High	Low
October 1, 2015 through December 31, 2015	$4.40	$1.36
July 1, 2015 through September 30, 2015	$3.70	$1.50
April 1, 2015 through June 30, 2015	$7.50	$3.05
January 1, 2015 through March 31, 2015	$7.36	$4.30
October 1, 2014 through December 31, 2014	$14.61	$6.85
July 1, 2014 through September 30, 2014	$16.85	$12.75
April 1, 2014 through June 30, 2014	$16.45	$10.65
January 1, 2014 through March 31, 2014	$14.95	$6.00

These bid prices were obtained from the Nasdaq Capital Market or the OTC Bulletin Board and do not necessarily reflect actual transactions, retail markups, mark downs or commissions. As of March 24, 2016, the last reported sales price of our shares on the NASDAQ Capital Market was $1.73.

(b) Holders

The Company had approximately 134 record holders of the common stock as of March 24, 2016. This does not include an indeterminate number of stockholders whose shares may be held by brokers in street name. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table indicates shares of common stock authorized for issuance under equity incentive plans as of December 31, 2015:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	370,545	(1)	$13.58	114,356
Equity compensation plans not approved by security holders	30,000	(2)	$26.67	—
Total	400,545		$14.56	114,356

(1)	Includes 87,750, 123,915 and 158,880 shares of common stock underlying options granted in 2015, 2014 and 2013, respectively, under our 2012 Equity Incentive Plan, which plan was approved by our stockholders on November 20, 2012 and amended on December 18, 2014.
(2)	Includes option awards issued to certain current and former directors during 2011-2012 prior to the adoption of the 2012 Equity Incentive Plan. The options provide for annual vesting over three or four year and expire ten years from the respective issuance dates.

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

Overview

We were incorporated in the State of Nevada on April 11, 2007. On March 17, 2016, we merged with our wholly-owned subsidiary and changed our name from MYOS Corporation to MYOS RENS Technology Inc. Prior to February 2011, we did not have any operations and did not generate any revenues. In February 2011, we acquired our proprietary active ingredient called Fortetropin®, the first clinically proven natural myostatin reducing agent. Since February 2011, our principal business activities have been focused on deepening our scientific understanding of the activity of Fortetropin, and to leverage this knowledge to strengthen and build our intellectual property; developing sales and marketing strategies aimed at expanding our commercial presence; evaluating the value of Fortetropin in therapeutic markets, including the treatment of sarcopenia, cachexia, anorexia, obesity and muscular-related conditions; and, conducting research and development focused on the discovery, development and commercialization of other products and technologies aimed at maintaining or improving the health and performance of muscle tissue. Since our inception in April 2007, we have recognized cumulative revenues of approximately $7.8 million.

Plan of Operation

We are focused on the discovery, development and commercialization of nutritional supplements, functional foods, therapeutic products and other technologies aimed at maintaining or improving the health and performance of muscle tissue. Our initial core ingredient is Fortetropin, a natural, reversible, temporary myostatin reducing agent. Our plan of action is to: (i) create a sales platform through marketing products containing our proprietary ingredient Fortetropin in established, growing, and new markets and strategic selection of partnerships and collaborations to maximize near-term and future revenues, (ii) deepen the scientific understanding of the activity of Fortetropin, specifically as a natural, reversible, temporary modulator of the regulatory protein myostatin, and to leverage this knowledge to strengthen and build our intellectual property, (iii) conduct research and development activities to evaluate myostatin modulation in a range of both wellness and disease states, (iv) identify other products and technologies which may broaden our portfolio and define a business development strategy to protect, enhance and accelerate the growth of our products, (v) reduce the cost of manufacturing through process improvement, and (vi) identify contract manufacturing resources that can fully meet our future growth requirements. We believe that myostatin regulation represent a rational entry point for our drug discovery efforts and are evaluating therapeutic targets in this area.

Our commercial focus is to leverage our clinical data to develop multiple products to target the large, but currently underserved, markets focused on muscle health. The sales channels through which we sell our products are evolving. The first product we introduced was MYO-T12, which was sold in the sports nutrition market. MYO T-12 is a proprietary formula containing Fortetropin and other ingredients.  The formula was sold under the brand name MYO T-12 and later as MYO-X through an exclusive distribution agreement with Maximum Human Performance (“MHP”). While the exclusive distribution agreement with MHP terminated in March 2015, MHP continues to distribute its remaining MYO-X inventories on popular retailer websites and in specialty retailers principally in the U.S. Sales to MHP for the year ended December 31, 2015 were $57. We expect minimal future sales to MHP, if any.

In February 2014, we expanded our commercial operations into the age management market through a distribution agreement with Cenegenics Product and Lab Services, LLC (“Cenegenics”), under which Cenegenics distributes and promotes a proprietary formulation containing Fortetropin through its age management centers and its community of physicians focused on treating a growing population of patients focused on proactively addressing age-related health and wellness concerns. On November 28, 2014, we entered into a settlement agreement with Cenegenics wherein we agreed to accept $1,900 by April 2016, (i.e., $300 in the fourth quarter of 2014 and $100 per month from January 2015 through April 2016) in full satisfaction of Cenegenics outstanding obligations with respect to units of product produced by the Company, including units that had not yet been shipped to Cenegenics at the time of the settlement agreement. In exchange, we agreed to withdraw our October 10, 2014 request for arbitration before the International Chamber of Commerce. During the second quarter of 2015, Cenegenics accepted delivery of the remaining units that we were storing on its behalf. Given the settlement agreement’s extended payment schedule, the Company deferred the revenue and related cost associated with the shipment and will record the revenue and cost of sales when the related payments are received, which is expected to be in early 2016. The distribution agreement with Cenegenics expires in December 2016. We are unable to predict the amount of future orders from Cenegenics under the distribution agreement, if any.

During the second quarter of 2015 we launched Rē Muscle HealthTM, our own direct-to-consumer portfolio of muscle health bars, meal replacement shakes and daily supplement powders each powered by a full 6.6 gram single serving dose of Fortetropin. Our Rē Muscle Health products are sold through our e-commerce website, remusclehealth.com, and amazon.com.

We continue to pursue additional distribution and branded sales opportunities. There can be no assurance that we will be able to secure distribution arrangements on terms acceptable to the Company, or that we will be able to generate significant sales of our current and future branded products. We expect to continue developing our own core branded products in markets such as functional foods, sports and fitness nutrition and rehab and restorative health and to pursue international sales opportunities. We expect to leverage our relationship with RENS Agriculture Science & Technology Co. Ltd., (“RENS Agriculture”) to pursue distribution opportunities in countries in Southeast Asia where we believe there may be significant demand for our products. For additional information about RENS Agriculture, refer to the section below entitled “Strategic Investment Transaction.” During 2015, we recorded inventory reserves and write-offs of $369. Based on expected demand for our products in Southeast Asia combined with the long shelf life of our unblended Fortetropin inventories, we concluded that inventories at December 31, 2015 were fairly stated. We believe the growing awareness of the potential therapeutic uses of myostatin reducing agents supports continued development of our own core products. We remain committed to continuing our focus on various clinical trials in support of our marketing claims as well as to enhance our intellectual property, to develop product improvements and new products, and to reduce the cost of our products by finding more efficient manufacturing processes and contract manufacturers.

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

Strategic Investment Transaction

On December 17, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with RENS Technology Inc. (the “Purchaser”), pursuant to which the Purchaser agreed to invest $20.25 million in the Company (the “Financing”) in exchange for (i) an aggregate of 3,537,037 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”), and (ii) warrants to purchase an aggregate of 884,259 shares of Common Stock (the “Warrants”, and together with the Shares, the “Securities”). The Purchaser will purchase the Securities in three tranches over twenty-four months. In the first tranche, which closed on March 3, 2016, the Purchaser acquired 1,500,000 Shares and a warrant to purchase 375,000 shares of Common Stock (the “Initial Warrant”) for $5.25 million. In the second tranche, which will close within six months of the closing of the first tranche, the Purchaser will acquire 925,926 Shares and a warrant to purchase 231,481 shares of Common Stock (the “Second Warrant”) for $5.0 million. In the third tranche, which will close within eighteen months of the closing of the second tranche, the Purchaser will acquire 1,111,111 Shares and a warrant to purchase 277,778 shares of Common Stock (the “Third Warrant”) for $10.0 million. Each of the Warrants will be immediately exercisable upon issuance, will expire five years after issuance and will have the following exercise prices: (a) $7.00 per share for the Initial Warrant, (b) $10.80 per share for the Second Warrant and (c) $18.00 per share for the Third Warrant. In addition, the Company agreed: (i) that the Purchaser will have the right to appoint four persons to the Company’s board of directors, subject to adjustment based on the Purchaser’s ownership percentage of the Company; (ii) to provide the Purchaser with a right to participate in 50% (or 100% if shares are to be issued for less than $3.50 per share) of any future financings pursued by the Company within 12 months from the closing of the third tranche of the Financing; and, (iii) until the closing of the third tranche, the Company will not take certain actions, including issuing shares (except for certain permitted issuances) or appointing new officers and directors, without the Purchaser’s consent.

The first tranche of the Financing was completed on March 3, 2016. The Company intends to use the net proceeds from the first tranche of the Financing to fund its working capital, product development and marketing, research and development and other general corporate purposes. Concurrent with the execution of the Purchase Agreement, the Company entered into an exclusive distribution agreement (the “Distribution Agreement”) with RENS Agriculture, the parent company of the Purchaser. Pursuant to the terms of the Distribution Agreement, the Company will supply product for RENS Agriculture’s exclusive distribution in China (including mainland China, Hong Kong, Macau and Taiwan) and all countries in Southeast Asia in exchange for payment terms to be mutually agreed upon the conclusion of a market study and trial sale. In addition, the Purchaser agreed that, subsequent to the closing of the first tranche of the Financing, it will assist the Company in: utilizing its food technologies in the Company’s existing and future products, finding suitable manufacturing partners in China, locating suitable acquisition targets in China and setting up a subsidiary in China.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

(In thousand $)	Years Ended December 31,		Change
	2015	2014	Dollars	%

Net sales	$159	$3,343	$(3,184)	-95%
Cost of sales	780	1,420	(640)	-45%
Gross profit (loss)	(621)	1,923	(2,544)	-132%
as a % of net revenues	-391%	58%
Operating expenses:
Research and development	858	1,348	(490)	-36%
Selling, general and administrative	3,373	5,621	(2,248)	-40%
Amortization of acquired intangibles	210	154	56	36%
Loss on asset impairment	-	5	(5)	-100%
Total operating expenses	4,441	7,128	(2,687)	-38%
as a % of net revenues	N/M	213%

Operating loss	(5,062)	(5,205)	143	-3%

Other income (expense), net	(14)	(2)	(12)	N/M

Loss before income taxes	$(5,076)	$(5,207)	$131	-3%

Income tax benefit (expense)	(2)	748	(750)	-100%

Net loss	$(5,078)	$(4,459)	$(619)	14%

Net sales

Net sales for the year ended December 31, 2015 decreased $3,184, or 95%, compared to net sales for the year ended December 31, 2014. The decrease in net sales was primarily due to lower distributor sales. Net sales for the year ended December 31, 2014 included distributor sales to MHP and Cenegenics of $1,220 and $2,095, respectively. Net sales for the year ended December 31, 2015 included Rē Muscle Health net product sales of $82, distributor sales to MHP of $57 and other product sales of $19.

Cost of sales and gross profit

Cost of sales for the year ended December 31, 2015 decreased $640, or 45%, compared to cost of sales for the year ended December 31, 2014. The decrease in cost of sales was primarily due to lower net sales, partially offset by higher inventory reserves and write-off charges of $369. Cost of sales for the year ended December 31, 2015 and 2014 included slow moving obsolete/damaged goods inventory charges of $697 and $328, respectively.

Operating expenses

Research and development expenses for the year ended December 31, 2015 decreased $490, or 36%, compared to research and development expenses for the year ended December 31, 2014. The decrease in research and development expenses was primarily due to lower costs associated with our clinical and basic research programs through academic and industry collaborations of $449, lower professional and consulting fees of $45 and lower personnel expenses of $29, partially offset by increases in other research and development expenses.

Selling, general and administrative expenses for the year ended December 31, 2015 decreased $2,248, or 40%, compared to selling, general and administrative expenses for the year ended December 31, 2014. The decrease in selling, general and administrative expenses was primarily due to a $780 decrease in bad debt expense resulting from an allowance for doubtful accounts accrual of $390 recorded against the Cenegenics’ accounts receivable balance in the year ended December 31, 2014, which was subsequently reversed during the year ended December 31, 2015 due to the collection of the outstanding accounts receivable. Also contributing to the decrease were lower personnel costs of $715, mainly due to lower stock based compensation, and lower distributor co-operative advertising and broker commissions of $616.

Amortization expense for the year ended December 31, 2015 increased $56, or 36%, compared to amortization expense for the year ended December 31, 2014. The increase was due to $50 amortization in connection with our Fortetropin intellectual property, including the formula, trademarks, trade secrets, patent application and domain name acquired from Peak Wellness, Inc., which we began amortizing in the second quarter of 2014 and $6 amortization in connection with our Fortetropin manufacturing process patent, which we began amortizing in the fourth quarter of 2014.

Loss on asset impairments for the year ended December 31, 2014 included an impairment charge of $5 related to the unrecoverable net carrying value of a capitalized fixed asset. We did not consider any of our property and equipment to be impaired during the year ended December 31, 2015.

Other income (expense), net

Other income (expense), net was ($14) for the year ended December 31, 2015 and included ($15) of interest expense, primarily related to the revolving credit agreement, which was converted to a term loan on September 10, 2015 (as amended, the “Term Note”).

Income tax benefit (expense)

Income tax (expense) for the year ended December 31, 2015 was ($2), which reflects minimum state corporate taxes. Included in the year ended December 31, 2014 is an income tax benefit resulting from the reversal of a valuation allowance previously recorded against the Company’s State of New Jersey net operating losses (“NOL”) that resulted from the Company’s sale of $8,890 of its New Jersey State NOLs and $15 of its unused research and development tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) for cash of $750, net of commissions. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits for cash.

Liquidity and Capital Resources

Working capital at December 31, 2015 and December 31, 2014 is summarized as follows:

(In thousand $)	December 31,	December 31,	Increase
	2015	2014	(Decrease)
Current Assets:
Cash	$879	$1,567	$(688)
Accounts receivable, net	406	982	(576)
Inventories, net	1,467	1,814	(347)
Prepaid expenses and other current assets	523	745	(222)
Total current assets	$3,275	$5,108	$(1,833)
Current liabilities:
Accounts payable	$328	$79	$249
Accrued expenses and other current liabilities	717	495	222
Convertible note	575	-	575
Term note	100	-	100
Total current liabilities	$1,720	$574	$1,146
Working Capital	$1,555	$4,534	$(2,979)
Current Ratio	1.90	8.90

Working capital decreased $2,979 to $1,555 at December 31, 2015 compared to $4,534 at December 31, 2014. Changes in working capital components were as follows:

●	Cash decreased $688 due to $2,252 used in operations and $27 of capital spending, partially offset by $916 net proceeds received from the cash exercise of the Series D warrants, $575 from the issuance of a unsecured convertible note to Gan Ren, a related party of RENS Agriculture and $100 net borrowing under the Term Note.

●	Accounts receivable, net decreased $576 primarily due to $1,200 of cash collections from Cenegenics, partially offset by a $390 reduction in the allowance for doubtful accounts recorded against the Cenegenics’ accounts receivable balance and $228 of receivables resulting from product shipped to Cenegenics and recorded as deferred revenue.

●	Inventories, net decreased $347 primarily due to cost of sales of $780, which includes inventory reserves and write-offs of $697, shipments to Cenegenics of $153, which have been recorded as deferred charges within prepaid expenses and other current assets and will be recognized in cost of sales upon recognition of the related revenues and product samples of $27, partially offset by new inventory production of $613, which included $414 of Fortetropin purchases made in 2014 but received in 2015.

●	Prepaid expenses and other current assets decreased $222 primarily due to a $414 decrease in prepaid inventory purchases, partially offset by deferred charges of $153 related to the cost of inventory shipped to Cenegenics that was deferred until payment of the commensurate sale is received and deferred financing costs of $65 related to the Financing with RENS Technology Inc.

●	Accounts payable increased $249 primarily due to the timing of payments.

●	Accrued expenses and other current liabilities increased $222 primarily due to deferred revenue of $228 related to inventory shipped to Cenegenics that will be recognized upon collection, partially offset by a net decrease in other accrued items.

●	Short-term borrowings increased $675 resulting from the issuance of an unsecured convertible note to Gan Ren, a related party of RENS, for $575 and $100 net borrowing under the Term Note.

At December 31, 2015, we had cash of $879 and total assets of $5,342 (which includes $1,780 of intangible assets).

Summarized cash flows for the years ended December 31, 2015 and 2014 are as follows:

(In thousand $)	Years Ended December 31,
	2015	2014	Change

Net cash used in operating activities	$(2,252)	$(5,089)	$2,837
Net cash used in investing activities	(27)	(29)	2
Net cash provided by financing activities	1,591	6,234	(4,643)
Net increase (decrease) in cash	$(688)	$1,116	$(1,804)

Cash flows from operating activities represent net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash used by operating activities for the year ended December 31, 2015 decreased (i.e., improved) $2,837 compared to the year ended December 31, 2014 primarily due to lower operating expenses and lower working capital, partially offset by lower net sales. For additional information about the changes in operating assets and liabilities refer to the above discussion on working capital.

Net cash used in investing activities includes cash used to purchase capital assets. Net cash used in investing activities for the year ended December 31, 2015 included purchases of fixed assets of $27. Net cash used in investing activities for the year ended December 31, 2014 included purchases of fixed assets and intangible assets of $23 and $6, respectively.

Net cash provided by financing activities includes proceeds from borrowing and issuing equity instruments. Net cash provided by financing activities for the year ended December 31, 2015 includes net proceeds of $916 received from the cash exercise of the Series D warrants, $575 from the issuance of an unsecured convertible note to Gan Ren, a related party of RENS Agriculture Science & Technology Co. Ltd., (“RENS Agriculture”), and net borrowing of $100 under the Term Note (as defined below). Net cash provided by financing activities for the year ended December 31, 2014 included net proceeds of $4,663 from our January 2014 private placement transaction wherein Brean Capital, LLC served as placement agent and net proceeds of $1,571 from our registered offering transaction in November 2014.

Convertible Note

On December 17, 2015, concurrent with the execution of the Purchase Agreement with RENS Technology Inc., the Company issued an unsecured promissory note in the principal amount of $575 (the “Note”) to Gan Ren, a related party of RENS Agriculture. The Note bears interest at a rate of 8% per annum and matures (the “Maturity Date”) on December 17, 2016. On the Maturity Date, the Note and any accrued interest thereon will automatically convert into shares of Common Stock at $2.75 per share (the “Conversion Price”), unless earlier converted. At any time prior to the Maturity Date, the holder of the Note may convert in whole or in part the Note and any accrued interest into shares of Common Stock at the Conversion Price. Subject to conversion terms, the Note may be prepaid in whole or in part at any time by the Company prior to the Maturity Date, without penalty. In the event of a prepayment, the holder will have the right to convert the unpaid principal and accrued interest owing under the Note, in whole or in part, into shares of common stock of the Company at the Conversion Price. The Note includes standard events of default including non-payment of the principal or accrued interest due on the Note. Upon an event of default, all obligations under the Note will become due and payable.

Term Note

On September 10, 2015, the Company converted its outstanding revolving note with City National Bank, which had a termination date of August 31, 2015, into a term note (the “Term Note”). The Term Note provided that the then outstanding balance of $400 shall be payable along with interest thereon on the last day of each month in four (4) consecutive installments of $100, with the final installment due and payable in full on December 31, 2015. The Term Note was collateralized by all inventory, chattel paper, accounts, equipment, general intangibles, securities and instruments and contained customary events of default, including failure to make payment and bankruptcy. As of December 31, 2015, the interest rate on the Term Note was 4.50%. At December 31, 2015, the balance under the Term Note was $100, which was subsequently paid in full on January 7, 2016.

We may seek to raise additional capital through the issuance of debt or equity securities. Should the Company seek additional debt and/or equity financing, it cannot assure that such financing will be available on acceptable terms, if at all. Based on management’s forecast, as of the filing date of this Form 10-K, we believe that we will have sufficient capital resources from operations and the existing Financing arrangement in order to meet operating expenses and working capital requirements for the next twelve months.

Long-term Contractual Obligations

As of December 31, 2015, the Company’s enforceable and legally binding contractual obligations include future minimum lease payments under a non-cancellable operating lease and purchase obligations under a long-term supply agreement.

At December 31, 2015, the future minimum lease payments under the non-cancellable operating lease in excess of one year were as follows:

(In thousand $)
Years Ended December 31,	Amount
2016	$152
2017	181
2018	187
2019	191
Total	$711

For additional information about the operating lease refer to PART IV, Item 15, “Notes to Consolidated Financial Statements: Note 12 – Commitments and Contingencies – Operating Lease.”

On July 18, 2014, the Company entered into the First Amended and Restated Exclusive Supply Agreement (the “Supply Agreement”) with the Deutsches Institut fur Lebensmitteltechnik e.V. - the German Institute for Food Technologies (“DIL”). Pursuant to the Supply Agreement, DIL manufactures and supplies Fortetropin exclusively to the Company and may not manufacture Fortetropin for other entities. In exchange, the Company agreed to purchase minimum quantities of Fortetropin at fixed prices through 2016. DIL agreed to assign its United States patent application for the manufacture of the formula to the Company and the Company agreed, for a period of seven years from the expiration of the Supply Agreement, to pay DIL a low single-digit royalty payment for each kilogram of Fortetropin produced by the Company, subject to certain minimum and maximum amounts. DIL also granted the Company a right of first refusal to license and/or acquire the European patent it owns for the manufacture of the formula. The Supply Agreement expires on December 31, 2016, and may be renewed for additional one-year periods unless terminated by either party by giving a ninety day notice before the expiration of the current term. Included in prepaid expenses and other current assets at December 31, 2015 and 2014 were payments of $250 and $664, respectively, that the Company paid in advance for 2014 inventory purchases yet to be delivered by DIL. The minimum purchase obligations under the Supply Agreement are €1,957, or approximately $2,135, in 2015 (including 2014 and 2015 purchase commitments of €229, or approximately $250, and €1,728, or approximately $1,885, respectively, which were not yet made) and €1,728, or approximately $1,885, in 2016. Our failure to meet the 2014 and 2015 minimum purchase commitments could be considered a material breach under the terms of the Supply Agreement, and DIL can seek to terminate the Supply Agreement. Upon receipt of written notice of a material breach, the Company would have sixty days to fulfill the purchase requirements. If we do not cure the breach within sixty days, DIL may terminate the Supply Agreement immediately upon sending us written notification. If the Supply Agreement is terminated, DIL may seek to invalidate the assignment of the patent application, which could cause us to incur significant expenses to defend against such claim. If DIL is successful in invalidating the assignment of the patent application, we may be limited from manufacturing, selling or using Fortetropin, which would adversely impact our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will continue to primarily depend on its classification as a finance or operating lease. However, unlike current accounting principles generally accepted in the U.S. (“U.S. GAAP”), which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. ASU 2016-02 is effective for us beginning January 1, 2019, with early application permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis by us beginning January 1, 2017, with early adoption permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires all debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt. Prior to the issuance of this standard, debt issuance costs, which are specific incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument (i.e., third party costs), were required to be presented in the balance sheet as a deferred charge (i.e., an asset). Under ASU 2015-03, the presentation of debt issuance costs is consistent with the presentation for a debt discount, (i.e., a direct adjustment to the carrying value of the debt). ASU 2015-03 does not affect the recognition and measurement of debt issuance costs. Accordingly, the amortization of such costs should continue to be calculated using the interest method and be reported as interest expense. ASU 2015-03 is effective for us beginning January 1, 2016. Upon adoption, ASU 2015-03 is not expected to have an impact on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The amendments in this update define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. This update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update are effective for us beginning January 1, 2017. Early application is permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for us beginning January 1, 2018 using one of two prescribed transition methods. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

The Company has recorded minimal sales to its distributors during the past six consecutive quarters, and has only recently launched its Rē Muscle Health portfolio of branded products. Management’s estimates, including evaluation of impairment of long-lived assets and inventory reserves are based in part on forecasted future results. A variety of factors could cause actual results to differ from forecasted results and these differences could have a significant effect on asset carrying amounts.

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

The Company’s financial statements for the fiscal years ended December 31, 2015, and 2014 have been examined to the extent indicated in their reports by our independent registered accountants and have been prepared in accordance with U.S. GAAP pursuant to regulations promulgated by the SEC.  The aforementioned financial statements are included herein under Item 15.

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

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only the management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

Our directors and executive officers are as follows:

Name	Age	Position	Class
Ren Ren	54	Director (Global Chairman)	I

Dr. Robert J. Hariri	57	Chairman of the Board of Directors	I

K. Bryce Toussaint	44	Chief Executive Officer and Director	III

Joseph DosSantos	48	Chief Financial Officer

Dr. Louis J. Aronne	60	Director	II

Zhengguang Lyu	48	Director	II

Christopher Pechock	51	Director	II

Joseph Mannello	58	Director	III

Guiying Zhao	62	Director	III

Bin Zhou	37	Director	I

Our Board is classified into three separate classes, as nearly equal in number as possible, with one class to be elected annually for staggered three-year term or until their respective successors are duly elected and qualified, or until their earlier resignation, removal or death.

The term of our current Class III directors will expire at the 2016 Annual Meeting of Stockholders, the term of our current Class II directors will expire at the 2017 Annual Meeting of Stockholders and the term of our current Class I directors will expire at the 2018 Annual Meeting of Stockholders. Any director chosen as a result of a newly created directorship or to fill a vacancy on the Board would hold office for a term expiring at the next Annual Meeting of Stockholders for the class identified. This does not change the present number of directors or the Board’s authority to change that number and to fill any vacancies or newly created directorships.

The experience of each or our directors and executive officers is as follows:

Ren Ren joined us as a Director (Global Chairman) in March 2016. Mr. Ren has more than 28 years of experiences in China’s food and agricultural business. Since 2001, he formed and operated Beijing Seasons Investment Group Co, Ltd and RENS Agriculture Science and Technology Co, Ltd. Mr. Ren is also chairman of China’s Nutrition and Health Guidance Committee, Editor in Chief of The Capital Food Safety Weekly, chairman of Beijing Seasons Investment Group Co., Ltd, chairman of Anhui Woyang Huadu Properties Co., Ltd., chairman of Xingguo Hongtianxia Camellia Oil Co., Ltd, and chairman of Nanjing Xingfeng Ecological Agriculture Co., Ltd. From 1993 to 2001, he formed and operated multiple companies in Nanchang, Jiangxi Province, mainly engaged in agricultural products operation and management. From 1987 to 1992, he was a department director at Sheyang Food Bureau, responsible for grain purchasing and management. We believe Mr. Ren’s extensive knowledge and experience with respect to health and nutrition products and his extensive food product industry background qualifies him to serve on our Board of Directors.

Dr. Robert J. Hariri joined us as a Director in July 2011 and was elected Chairman of the Board in April 2012. Dr. Hariri has served as the chairman and chief scientific officer of Celgene Cellular Therapeutics, a division of Celgene Corporation (NASDAQ: CELG), since 2014. From 2002 to 2014, he served in various positions at Celgene Cellular Therapeutics, including chief executive officer and president. Prior to joining Celgene Cellular Therapeutics, Dr. Hariri was founder, chairman and chief scientific officer at Anthrogenesis Corporation/LIFEBANK, Inc., a privately held biomedical technology and service corporation involved in the area of human stem cell therapeutics, which was acquired by Celgene Corporation in 2002. Dr. Hariri also serves as president of Human Longevity Cellular Therapeutics, Inc., a privately-held genomics and cell therapy-based diagnostic and therapeutic company focused on extending the healthy, high performance human life span, which he co-founded in 2013. He has also served as co-founder, vice chairman and chief scientific officer of Neurodynamics, a privately held medical device and technology corporation. Dr. Hariri is an adjunct associate professor of pathology at the Mount Sinai School of Medicine and has also held key academic positions at Weill Medical College of Cornell University and the Cornell University Graduate School of Medical Science, including serving as the director of the Center for Trauma Research. Dr. Hariri is also a director of Cryoport, Inc. (NASDAQ: CYRX), Bionik Laboratories Corp. (OTCQX: BNKL), Provista Diagnostics and Rocket Racing, Inc. Dr. Hariri is a member of the scientific advisory board for the Archon X Prize for Genomics, which is awarded by the X Prize Foundation. Dr. Hariri serves as a trustee of the J. Craig Venter Institute, a trustee of the Liberty Science Center and a commissioner of the New Jersey Commission for Cancer Research. Dr. Hariri received the Thomas Alva Edison Award in 2007 and 2011, The Fred J. Epstein Lifetime Achievement Award in 2012 and numerous other honors for his contributions to biomedicine and aviation. He has served as a member of the board of visitors at Columbia University School of Engineering & Applied Sciences and the Science & Technology Council of the College of Physicians and Surgeons. Dr. Hariri received his undergraduate training at Columbia College and Columbia University School of Engineering and Applied Sciences and was awarded his M.D. and Ph.D. degrees from Cornell University Medical College. Dr. Hariri received his surgical training at The New York Hospital-Cornell Medical Center and directed the Aitken Neurosurgery Laboratory and the Center for Trauma Research. We believe Dr. Hariri’s training as a scientist, his knowledge and experience with respect to the biomedical and pharmaceutical industries and his extensive research and experience qualifies him to serve on our Board of Directors.

K. Bryce Toussaint joined us as Chief Executive Officer in December 2015 and as a director in March 2016. Mr. Toussaint has over 15 years of experience as a management and finance leader, focusing on all aspects of corporate finance, internal audit (financial, operational, compliance, IT), operational effectiveness, profit/performance enhancement, team building, and project management. Since June 2000, he has provided accounting and business consulting services, including consulting on mergers and acquisitions and SEC compliance. From July 2015 to September 2015, he served as interim president of VGTel, Inc. (OTC:VGTL). Mr. Toussaint built the foundation of his career at KPMG LLP, where he served both foreign and domestic registrants with reporting, mergers and acquisitions and other capital market engagements from August 1996 to June 2000. He also built a successful practice assisting colleges and universities with various process improvement and compliance initiatives. He has also consulted with numerous start-up businesses, developing their management teams, accounting and reporting structure, and providing strategic and operational expertise. Mr. Toussaint has also helped such firms raise equity and debt financing, generally serving in an interim management capacity. Mr. Toussaint served as a director with NextGen Healthcare Solutions, LLC, a privately-held healthcare services company, from January 2012 to April 2012, as a director with Continewity LLC, a privately-held consulting firm, from December 2010 to November 2012, and as a director with Swordfish Financial, Inc., a public company, from December 2012 through January 2014. Mr. Toussaint graduated from Louisiana State University with a BS in Accountancy and received an MBA from Louisiana State University. Mr. Toussaint is a licensed certified public accountant in Texas. We believe Mr. Toussaint’s extensive corporate finance and operations background qualifies him to serve on our Board of Directors.

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

Dr. Louis Aronne joined us as a Director and a member of our Scientific Advisory Board in July 2011. Dr. Aronne is the Weill Professor of Metabolic Research and Director of the Comprehensive Weight Control Center which he founded in 1986 at Weill-Cornell Medical College. He is an Adjunct Clinical Associate Professor of Medicine at Columbia University College of Physicians and Surgeons. Dr. Aronne is former president of the Obesity Society and a fellow of the American College of Physicians. He has been an investigator on more than 40 trials, authored more than 60 papers and book chapters on obesity and edited the National Institutes of Health Practical Guide to the Identification, Evaluation, and Treatment of Overweight and Obesity in Adults. Dr. Aronne has won several awards for teaching, including the Leo M. Davidoff Society Prize from Albert Einstein College of Medicine in 1983 and Eliot Hochstein Teaching Award from Cornell University in 1990. Dr. Aronne graduated Phi Beta Kappa from Trinity College with a BS in biochemistry and from Johns Hopkins University School of Medicine. We believe Dr. Aronne’s skills as a physician and his knowledge and experience with respect to obesity and related metabolic diseases qualifies him to serve on our Board of Directors.

Zhengguang Lyu joined us as a Director in March 2016. Mr. Lyu has over 25 years of marketing and managing experiences in China. Since 2015, he has served as the chief executive officer of RENS Agriculture Science & Technology Co, Ltd, where he is responsible for daily operations and management. From 2012 to 2014, he was the director and the general manager of Sainty Marine Development Co, Ltd, where he was responsible for international business development and management. From 2010 to 2011, he was the vice president of Qinghai AVIC Resource Co., Ltd, responsible for marketing and product development. From 2001 to 2009, he assumed senior management positions in multiple companies, including General Manager of Jiangsu Easthigh International Group, chairman of Jiangsu Easthigh Agricultural Materials Company, general manager of Jiangsu Easthigh Materials Industry Group, chairman of Jiangsu Dongsheng Automobile Trade Company, and chairman of Shanghai Jinlun Paper Company. From 1990 to 2000, he was staff and later became manager in Jiangsu Supply and Marketing COOP, where he was responsible for the domestic and international trade of steel and agricultural products. In July 1990, he graduated from Nanjing Agriculture University with a bachelor’s degree in Economics and Trade. In July 2007, he received a Master of Business Administration from Nanjing University and in July 2011, he received a Master of Business Administration in Agriculture from Renmin University. We believe Mr. Lyu’s extensive international business background, including his global marketing and product development experience, qualifies him to serve on our Board of Directors.

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

Joseph Manello joined us as a Director in December 2015. Mr. Mannello has been an independent management consultant since May 2015. From March 2013 to May 2015, he served as the executive managing director at Brean Capital LLC, an independent investment bank and asset management firm, where he also served as a member of the firm’s operating committee. From March 2008 to March 2012, Mr. Mannello was the head of corporate credit for Gleacher & Company, Inc. (OTC:GLCH), a publicly-traded investment bank. Prior to that, he was the head of the fixed income division of BNY Capital Markets, Inc., a subsidiary of The Bank of New York Mellon Corp. (NYSE:BK). We believe Mr. Manello’s extensive financial markets background qualifies him to serve on our Board of Directors.

Guiying Zhao joined us as a Director in March 2016. Mr. Zhao is a medical and pharmaceutical researcher and scholar in China with more than 40 years of experience in medical and pharmaceutical research and study. Since 2006, she has served as the vice chairman and secretary general of China Quality Association for Pharmaceuticals, a national organization for the quality control and improvement of the pharmaceutical industry, where she was in charge of daily operations and management and responsible for the management of nation-wide medicine quality integrity, quality check and establishment of quality system. From 1973 to 2006, she was a researcher, sector chief and professor at Chinese Academy of Medical Sciences, Institute of Medicinal Biotechnology, where she was mainly responsible for chemical extraction/separation/purification in anti-tumor/antibiotic research group. In 1986, Ms. Zhao won the Second Prize of National Invention for her research of an antitumor drug. Ms. Zhao also has many publication achievements including being Associate Editor of Medical Biological Products Brochure, 1996, Associate Editor of Modern Biological Pharmaceutical Technique Series, 2002, Editorial Board Member of China’s Biotechnology Industry Development Report (2002-2014) and vice director of Biological Medicine and Clinical Application, 2014. She graduated from China Pharmaceutical University. We believe Ms. Zhao’s background as a medical and pharmaceutical researcher and her extensive knowledge of the biotechnology industry qualifies her to serve on our Board of Directors.

Bin Zhou joined us as a Director in March 2016. Mr. Zhou is an attorney licensed in the State of New Jersey. Since November 2007, he has been an attorney and a partner at Bernard & Yam, LLP, a New York law firm. He has advised companies on their public listings on U.S. stock exchanges including NASDAQ, NYSE and OTC markets, as well as on their private and public offering of securities. He received a bachelor’s degree in Economic Laws from Nanjing University, China, in 2001. He received a Master of Social Work from University of Georgia in 2003 and a Juris Doctor’s degree from Rutgers University School of Law in 2006. We believe Mr. Zhou’s extensive background in corporate compliance and international law qualifies him to serve on our Board of Directors.

Members of the Scientific Advisory Board

In addition to our Board of Directors, we maintain a Scientific Advisory Board, comprised of scientists and medical professionals who advise us on science and medical health issues, medical conditions and health care trends as they relate to our current and future products. Members of the Scientific Advisory Board provide us with advice, insights, contacts and other assistance based on their extensive knowledge and experience. Specifically, they advise us on: (a) the use of myostatin modulators in the treatment of various disorders including sarcopenia, obesity, muscle repair, anti-aging and longevity therapy, (b) the biological activities of our products and (c) the development of clinical research programs relating to the biomedical activities and benefits of our products. We enter into advisory board agreements with members of the Scientific Advisory Board pursuant to which they are entitled  to receive a fixed number of shares of common stock (which may vary as determined by the Board of Directors), which generally vest over a number of years. The Scientific Advisory Board is currently comprised of the following members: Dr. Robert J. Hariri, Dr. Louis Aronne, Dr. Michael Donnelly, Dr. Caroline Apovian and Dr. Neilank Jha.

The experience of each of the members of the Scientific Advisory Board (other than members who are our current directors, whose experience is set forth above) is as follows:

Dr. Michael Donnelly joined us as Chief Medical Officer and as a member of our Scientific Advisory Board in February 2016. Prior to joining the Company, Dr. Donnelly served as Executive Medical Director of Medical Affairs at Daiichi Sankyo Inc., a Japanese-based innovation and scientific-driven pharmaceuticals company where he worked since August 2010. Before that Dr. Donnelly served in a number of medical leadership roles. These include Medical Vice President and National Medical Director at Auto Injury Solutions, Inc., formerly a division of Concentra Inc., from March 2008 to August 2010. From August 2001 to March 2008, Dr. Donnelly served in a number of positions of increasing responsibility at Pfizer Inc., including Regional Corporate Medical Director from June 2004 to March 2008. Dr. Donnelly served as National Medical Director at Warner Lambert from January 1997 to January 2001. Earlier in his career, Dr. Donnelly served as Assistant Medical Director at Novartis from January 1992 to January 1997 and Associate Medical Director at American Cyanamid from January 1991 to January 1992. Dr. Donnelly practiced medicine as an internist and geriatrician at the Summit Medical Group from January 1989 to January 1991. Dr. Donnelly has been an attending physician affiliated with Atlantic Health System Hospitals in New Jersey for his entire medical career and is certified by the American Board of Internal Medicine in Internal Medicine and Geriatric Medicine. Dr. Donnelly received his BS in Biology at the University of Scranton in 1983 and his MD degree from the Medical College of Pennsylvania in 1987. He completed his internship and residency at Overlook Hospital/Columbia University College of Physician and Surgeons program in 1990. He is currently a graduate student in the MBA program at University of Massachusetts Amherst, where he is expected to receive his degree in May 2016. In addition to his formal education, Dr. Donnelly has completed a number of postgraduate certificate programs including Certified Physician Executive (CPE) and Healthcare IT (HIT) with the American College of Physician Executives as well as medical/business leadership programs at Harvard Business School and the Tuck School of Business.

Dr. Caroline Apovian joined the Scientific Advisory Board in February 2013. Since November 2010, Dr. Apovian has served as Professor of Medicine and Pediatrics, in the Section of Endocrinology, Diabetes, and Nutrition at Boston University School of Medicine. She has also served as Director of the Center for Nutrition and Weight Management at Boston Medical Center since January 2000. Dr. Apovian is a nationally and internationally recognized authority on nutrition and has been in the field of obesity and nutrition since 1990. Dr. Apovian was a recipient of the Physician Nutrition Specialist Award given by the American Society of Clinical Nutrition for her work on developing and providing nutrition education, to medical students and physicians in training at Boston University School of Medicine. She has published over 200 articles, chapters, and reviews on the topics of obesity, nutrition, and the relationship between adipose tissue and risk of developing cardiovascular disease. Dr. Apovian has recently published a new book entitled The Age-Defying Diet and has also written two popular books called The Overnight Diet and The ALLI Diet Plan. Dr. Apovian has been a member of The Obesity Society since 1992, and has served on the Clinical Committee as well as Secretary/Treasurer and the Executive Committee from 2005 to 2008. Additionally, she serves as Associate Editor for the Society's journal, Obesity. Dr. Apovian received her BA from Barnard College and her MD from the University of Medicine and Dentistry of New Jersey.

Dr. Neilank Jha joined the Scientific Advisory Board in December 2011. Since July 2010, Dr. Jha has served as a Clinical Fellow in the Spinal Program of Toronto Western Hospital. From 2004 to 2010, he was in the Neurosurgery Residency Program at McMaster University.  Dr. Jha received his BS from the University of Toronto and his Doctor of Medicine from McMaster University.

Biographical information for Dr. Robert Hariri and Dr. Louis Aronne is set forth above in “Directors and Executive Officers.”

Board Meetings

During the fiscal year ended December 31, 2015, the Board held eight formal meetings and otherwise acted by unanimous written consent. We have no written policy regarding director attendance at annual meetings of stockholders. Our last annual meeting of stockholders was held on December 17, 2015 and eight of our directors attended such meeting.

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

As a result, the Board has affirmatively determined that other than Dr. Robert J. Hariri, Mr. Ren Ren and Mr. K. Bryce Toussaint, none of our directors has a material relationship with the Company. The Board has also affirmatively determined that all members of our Audit Committee and Compensation Committee are independent directors.

Audit Committee and Audit Committee Financial Expert

In April 2014, we established a separately-designated standing Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act and the Nasdaq Listing Rules. The Audit Committee is comprised of Joseph Mannello (chair), Christopher Pechock and Bin Zhou. Our Board has determined that Mr. Pechock qualifies as an audit committee financial expert as defined by the rules of the SEC, based on his education, experience and background. During the fiscal year ended December 31, 2015, the Audit Committee held 3 formal meetings.

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

Compensation Committee

In April 2014, we established a separately-designated standing Compensation Committee in accordance with the Nasdaq Listing Rules. The Compensation Committee is comprised of Christopher Pechock (chair), Dr. Louis J. Aronne and Zhengguang Lyu. During the fiscal year ended December 31, 2015, the Compensation Committee held 3 formal meetings.

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

Board Leadership Structure

Mr. Toussaint currently serves as our principal executive officer, Mr. Ren Ren serves as our Global Chairman and Dr. Robert J. Hariri serves as Chairman of the Board of Directors. The Board of Directors has chosen to separate the principal executive officer and chairman positions because it believes that (i) independent oversight of management is an important component of an effective board of directors and (ii) this structure benefits the interests of all stockholders. If the Board of Directors convenes for a special meeting, the non-management directors will meet in executive session if circumstances warrant. Given the composition of the Board of Directors with a strong slate of independent directors, the Board of Directors does not believe that it is necessary to formally designate a lead independent director at this time, although it may consider appointing a lead independent director if circumstances change. We believe that the structure described above is the best structure to lead us in the achievement of our goals and objectives and establishes an effective balance between management leadership and appropriate oversight by independent directors.

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

Code of Ethics

We have adopted a corporate Code of Ethics. The text of our Code of Ethics, which applies to our employees, officers and directors, is posted in the “Corporate Governance” section of our website, http://www.myosrens.com. A copy of our Code of Conduct and Ethics is also available in print, free of charge, upon written request to 45 Horsehill Road, Suite 106, Cedar Knolls, New Jersey 07927, Attention: Joseph C. DosSantos.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to report their initial beneficial ownership and any subsequent changes in that beneficial ownership of our securities to the SEC.  Based solely on a review of the copies of the reports furnished to us, we believe that all such reports for the year ended December 31, 2015 were filed on a timely basis with the exceptions of one late Form 3 filing for each of Mr. Toussaint, Mr. Levine, Mr. Mandel and Mr. Nosta, one late Form 4 for Mr. Toussaint and four late Form 4 transactions for Dr. Hariri.

Item 11.	Executive Compensation.

Summary Compensation Table

The table below sets forth the compensation earned for services rendered to us, for fiscal years indicated, by our executive officers.

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (5)	All Other Compensation ($) (6)	Total ($)

K. Bryce Toussaint	2015	9,230	-	22,700	-	20,000	51,930
(Chief Executive Officer) (1)	2014	-	-	-	-	-	-

Joseph C. DosSantos	2015	200,000	50,000	9,350	52,700	37,660	349,710
(Chief Financial Officer)	2014	130,000	15,000	-	223,760	13,101	381,861

Dr. Robert C. Ashton, Jr.	2015	237,167	50,000	-	52,700	39,781	379,648
(Chief Medical Officer) (2)	2014	238,257	50,000	-	137,140	29,405	454,802

Peter Levy (Former President,	2015	171,475	-	-	52,700	21,165	245,340
Chief Operating Officer) (3)	2014	245,833	20,000	-	33,824	21,365	321,022

Carl DeFreitas	2015	-	-	-	-	-	-
(Former Chief Financial Officer) (4)	2014	70,000	-	-	64,688	122,270	256,958

(1)	Mr. Toussaint was hired as Chief Executive Officer on December 17, 2015.

(2)	Dr. Ashton resigned as Chief Medical Officer on January 31, 2016.

(3)	Mr. Levy resigned as President, Chief Operating Officer on September 7, 2015.

(4)	Mr. DeFreitas resigned as Chief Financial Officer on May 19, 2014.

(5)	Amounts reflect the aggregate grant date fair value of stock option awards computed in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” The assumptions used in determining the grant date fair value of these awards for their respective years are set forth in Part IV, Item 15, “Notes to Consolidated Financial Statements: Note 10 – Stock Compensation.”

(6)	The amounts in All Other Compensation column of the Summary Compensation Table reflect the following:

Name	Fiscal Year	Consulting Agreements	Health Insurance Expenses	401(k) Matching Contribution	Other Perquisites	Total Other Compensation
K. Bryce Toussaint	2015	$20,000	-	-	-	$20,000
	2014	$-	-	-	-	$-

Joseph C. DosSantos	2015	$-	29,180	8,366	114	$37,660
	2014	$-	10,196	2,867	38	$13,101

Dr. Robert C. Ashton, Jr.	2015	$-	29,180	10,487	114	$39,781
	2014	$-	22,034	7,333	38	$29,405

Peter Levy	2015	$-	14,421	6,667	77	$21,165
	2014	$-	17,554	3,773	38	$21,365

Carl DeFreitas	2015	$-	-	-	-	$-
	2014	$113,719	6,833	1,680	38	$122,270

Employment Agreements

K. Bryce Toussaint

On December 17, 2015, we entered into an employment agreement with K. Bryce Toussaint pursuant to which Mr. Toussaint agreed to serve as our Chief Executive Officer. Pursuant to the terms of the employment agreement, Mr. Toussaint works for us on a full-time basis and receives an annual base salary of $240,000. Mr. Toussaint may receive an annual cash bonus in an amount up to 100% of his base salary, as may be determined by the Board in its sole discretion. In addition, Mr. Toussaint will be entitled to receive up to 46,000 shares of the Company’s common stock in accordance with the following schedule: (i) 10,000 shares were issued upon the execution of the employment agreement, (ii) an additional 10,000 shares will be issued upon the second closing of the Financing, (iii) an additional 10,000 shares will be issued upon the third closing of the Financing, (iv) an additional 2,000 shares will be issued upon the Company achieving annual “net revenues” (as reported in the Company’s most recent periodic report filed with the Securities and Exchange Commission) of a minimum of $10.0 million, excluding net revenues derived from China (including mainland China, Hong Kong, Macau and Taiwan) and all countries in Southeast Asia, (v) an additional 4,000 shares will be issued upon the Company achieving annual “net revenues” (as reported in the Company’s most recent periodic report filed with the Securities and Exchange Commission) of a minimum of $20.0 million excluding net revenues derived from China (including mainland China, Hong Kong, Macau and Taiwan) and all countries in Southeast Asia, and (vi) an additional 10,000 shares will be issued upon the Company achieving a market capitalization of a minimum of $100.0 million (based on the 30-day volume weighted average price of the Company’s common stock). Each issuance of shares will vest in four equal semi-annual installments commencing on the date of issuance. The term of the employment agreement is two years, and the employment agreement will automatically renew for successive one-year periods, unless a notice of non-renewal is provided by either party at least sixty days prior to the expiration date of the term.

In the event Mr. Toussaint’s employment is terminated by the Company for cause (as defined in the agreement) or as a result of death or disability, or if Mr. Toussaint terminates his employment without good reason (as defined in the employment agreement), Mr. Toussaint will be entitled to receive any accrued and unpaid base salary and employee benefits up to the date of termination as well as retain any portion of the common stock that has previously vested.

In the event Mr. Toussaint’s employment is terminated by the Company for any reason other than cause, death or disability, or if Mr. Toussaint terminates his employment for good reason, he will be entitled to receive any accrued and unpaid base salary and employee benefits up to the date of termination as well as retain any portion of common stock that has previously vested. In addition, he will be entitled to receive his base salary for the number of months equal to the years of service to the Company by Mr. Toussaint following the one-year anniversary of the date of termination and payment of all COBRA premiums for six months following the date of termination.

In the event Mr. Toussaint’s employment is terminated by the Company in connection with, or as a result of, a change of control (as defined in the employment agreement), or if Mr. Toussaint terminates his employment for good reason following a change in control, he will be entitled to receive any accrued and unpaid base salary and employee benefits up to the date of termination. In addition, he will be entitled to receive his base salary for the number of months equal to the years of service to the Company by Mr. Toussaint following the one-year anniversary of the date of termination and payment of all COBRA premiums for six months following the date of termination. Furthermore, the unvested portion of the common stock will vest as of the date of the consummation of the change in control.

The employment agreement contains customary non-competition and non-solicitation provisions that extend to two years after termination of Mr. Toussaint’s employment with the Company. Mr. Toussaint also agreed to customary terms regarding confidentiality and ownership of product ideas.

Joseph C. DosSantos

On May 19, 2014, we entered into an employment agreement with Joseph C. DosSantos pursuant to which Mr. DosSantos agreed to serve as our Chief Financial Officer. Pursuant to the terms of the employment agreement, Mr. DosSantos works for us on a full-time basis and receives an annual base salary of $200,000. Mr. DosSantos may receive an annual cash bonus in an amount up to 50% of his base salary, as may be determined by the Board in its sole discretion. Mr. DosSantos also received a signing bonus of $15,000. In addition, Mr. DosSantos was granted a stock option to purchase 20,000 shares of the Company’s common stock at $12.55, which shares will vest in four equal annual installments commencing on May 19, 2015. The term of the agreement is one year, and the agreement will automatically renew for successive one-year periods, unless a notice of non-renewal is provided by either party at least sixty days prior to the expiration date of the term.

In the event Mr. DosSantos’ employment is terminated by the Company for cause (as defined in the agreement) or as a result of death or disability, or if Mr. DosSantos terminates his employment without good reason (as defined in the agreement), Mr. DosSantos will be entitled to receive any accrued and unpaid base salary and employee benefits up to the date of termination as well as retain any portion of the stock option that has previously vested.

In the event Mr. DosSantos’ employment is terminated by the Company for any reason other than cause, death or disability, or if Mr. DosSantos terminates his employment for good reason, he will be entitled to receive any accrued and unpaid base salary and employee benefits up to the date of termination as well as the vested portion of the stock option. In addition, he will be entitled to receive his base salary for twelve months, a cash amount equal to the greater of (i) $50,000 or (ii) the average of all annual cash bonuses received under the employment agreement, and payment of all COBRA premiums for twelve months following the date of termination.

In the event Mr. DosSantos’ employment is terminated by the Company in connection with, or as a result of, a change of control (as defined in the agreement), or if Mr. DosSantos terminates his employment for good reason following a change in control, he will be entitled to receive any accrued and unpaid base salary and employee benefits up to the date of termination. In addition, he will be entitled to receive his base salary for twelve months following the date of termination, a cash amount equal to the greater of (i) $50,000 or (ii) the average of the three most recent annual cash bonuses received under the employment agreement, and payment of all COBRA premiums for twelve months following the date of termination. Furthermore, the unvested portion of the stock option will vest as of the date of the consummation of the change in control.

The agreement contains customary non-competition and non-solicitation provisions that extend to two years after termination of Mr. DosSantos’ employment with the Company. Mr. DosSantos also agreed to customary terms regarding confidentiality and ownership of product ideas.

Dr. Robert C. Ashton, Jr.

On February 12, 2014, we entered into an offer letter with Dr. Robert C. Ashton, Jr. to serve as our Chief Medical Officer. Pursuant to the terms of the offer letter, Dr. Ashton agreed to work for us on a full-time basis as an at-will employee and receive an annual base salary of $250,000. Dr. Ashton’s targeted annual bonus was 50% of his annual base salary, of which $50,000 was guaranteed and the remainder was to be based on his and the Company’s performance, as determined by our board of directors in its sole discretion. Dr. Ashton also received a stock option to purchase 20,000 shares of the Company’s common stock at $12.50 per share which was to vest in four equal semi-annual installments commencing upon the six-month anniversary of his start date. Effective January 1, 2016, Dr. Ashton became a part-time consultant and received a monthly retainer of $5,000 for his services. Dr. Ashton subsequently resigned as Chief Medical Officer on January 31, 2016.

Peter Levy

On February 8, 2013, we entered into an amended and restated employment agreement with Peter Levy to continue to serve as our Chief Operating Officer and Executive Vice President. The agreement replaced Mr. Levy’s existing employment agreement dated February 10, 2012. Pursuant to the terms of the agreement, Mr. Levy agreed to continue to work as Chief Operating Officer and Executive Vice President on a full-time basis and receive an annual base salary of $200,000. Mr. Levy was to receive an annual cash bonus in an amount up to 100% of his base salary, as may be determined by the Board in its sole discretion. The 10,000 shares of common stock previously granted to Mr. Levy vested in four equal semi-annual installments commencing on August 10, 2012. On September 7, 2015, Mr. Levy resigned from his positions.

Outstanding Equity Awards at 2015 Fiscal Year End

The following table presents, for each of the named executive officers, information regarding outstanding equity awards as of December 31, 2015.

	Outstanding Equity Awards
	Option Awards					Stock Awards
Name (a)	Grant Date (b)	Number of Securities Underlying Unexercised Options Exercisable (#)(c)	Number of Securities Underlying Unexercised Options Unexercisable (#)(d)	Option Exercise Price ($)(e)	Option Expiration Date(f)	Number of Shares or Units of Stock That Have Not Vested (#)(g)	Market Value of Shares or Units That Have Not Vested (1) ($)(h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)(i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1) ($)(j)
Kendrick Toussaint	12/17/2015	-	-	$-	-	7,500	$13,950	36,000	$66,960
Joseph DosSantos	5/19/2014	5,000	15,000	$12.55	5/19/2024	-	$-	-	$-
Joseph DosSantos	1/12/2015	-	10,000	$12.50	1/12/2025	-	$-	-	$-
Dr. Robert C. Ashton, Jr. (4)	1/17/2014	15,000	5,000	$12.50	1/17/2024	-	$-	-	$-
Dr. Robert C. Ashton, Jr. (4)	1/12/2015	-	10,000	$12.50	12/31/2015	-	$-	-	$-
Peter Levy (2)	11/20/2012	-	-	$10.00	12/7/2015	-	$-	-	$-
Peter Levy (2)	1/07/2013	-	-	$12.50	12/7/2015	-	$-	-	$-
Peter Levy (2)	3/10/2014	-	-	$8.60	12/7/2015	-	$-	-	$-
Peter Levy (2)	1/12/2015	-	-	$12.50	9/7/2015	-	$-	-	$-
Carl DeFreitas (3)	2/28/2013	-	-	$12.50	8/19/2015	-	$-	-	$-
Carl DeFreitas (3)	8/21/2013	-	-	$12.50	8/19/2015	-	$-	-	$-
Carl DeFreitas (3)	11/27/2013	-	-	$12.50	8/19/2015	-	$-	-	$-
Carl DeFreitas (3)	2/18/2014	-	-	$12.50	8/19/2015	-	$-	-	$-

(1)	The dollar amounts shown in columns (h) and (j) above were determined by multiplying the number of shares shown in columns (g) or (i), respectively by $1.86, the closing price of the Company’s common stock on December 31, 2015.
(2)	Mr. Levy resigned as President on September 7, 2015.
(3)	Mr. DeFreitas resigned as Chief Financial Officer on May 19, 2014.
(4)	Mr. Ashton resigned as Chief Medical Officer on January 31, 2016.

Stock Vested at 2015 Fiscal Year End

The following table sets forth for each of the named executive officers the restricted stock that vested during 2015. No options were exercised by the named executive officers during 2015.

	Stock Awards
Name (a)	Number of Shares Acquired on Vesting (#)(b)	Value Realized on Vesting ($)(c)
Kendrick Toussaint (1)	2,500	$5,675
Joseph DosSantos (1)	5,000	$9,350
Dr. Robert C. Ashton, Jr. (4)	-	$-
Peter Levy (2)	-	$-
Carl DeFreitas (3)	-	$-

(1)	The dollar amount shown in column (c) above for each of the named executive officers was determined by multiplying the number of shares shown in column (b) by the fair value of the shares on the vesting date.
(2)	Mr. Levy resigned as President on September 7, 2015.
(3)	Mr. DeFreitas resigned as Chief Financial Officer on May 19, 2014.
(4)	Mr. Ashton resigned as Chief Medical Officer on January 31, 2016.

Director Compensation

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended December 31, 2015. All compensation paid to our employee directors is included under the summary compensation table above.

Name	Stock Awards ($) (1)	Option Awards ($)(1)	Total ($)
Dr. Robert J. Hariri	$-	$146,966	$146,966
Dr. Louis J. Aronne	$-	$30,432	$30,432
Dr. Peter Diamandis (2)	$-	$20,288	$20,288
Dr. Buzz Aldrin	$-	$15,216	$15,216
Dr. Sapna Srivastava	$-	$20,288	$20,288
Dr. J. Craig Venter (2)	$-	$15,216	$15,216
Christopher Pechock	$-	$30,432	$30,432
Jack Levine	$-	$-	$-
Victor Mandel	$-	$-	$-
Joseph Mannello	$-	$-	$-
John Nosta	$-	$-	$-

(1)	The value of awards and stock options equals the aggregate grant date fair value of awards computed in accordance with ASC 718. The assumptions used in determining the grant date fair value of these awards for their respective years are set forth in Part IV, Item 15, “Notes to Consolidated Financial Statements: Note 10 – Stock Compensation.”
(2)	Drs. Diamandis and Venter resigned from the board effective December 17, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of March 25, 2016 by:

●	each person known by us at that date to be the beneficial owner of more than 5% of the outstanding shares of our based solely on Schedule 13D/13G filings with the SEC;

●	each of our executive officers and directors at such date; and

●	all of our executive officers and directors at such date, as a group.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them. As of March 24, 2016, there were 5,052,873 shares of our common stock outstanding.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Class
Ren Ren (2) (8)	1,893,182	34.8%
RENS Technology Inc. (2)	1,875,000	34.4%
Dr. Robert J. Hariri (3)	409,614	7.9%
K. Bryce Toussaint	10,000	*
Dr. Louis J. Aronne (4)	52,700	1.0%
Christopher Pechock (5)	178,000	3.5%
Joseph C. DosSantos (6)	17,500	*
Joseph Mannello (7)	268,635	5.2%
Zhengguang Lyu	-	-
Guiying Zhao	-	-
Bin Zhou	-	-
Directors and officers as a group (10 persons)	2,829,631	52.0%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o MYOS RENS Technology Inc., 45 Horsehill Road, Suite 106, Cedar Knolls, New Jersey 07927.

(2)	Includes 375,000 shares issuable upon exercise of a warrant. Mr. Ren has sole voting and investment control over the securities held by RENS Technology Inc.

(3)	Includes 166,000 shares held by Hariri Family Ltd. Partnership and 150,250 shares issuable upon exercise of vested stock options.

(4)	Includes 30,500 shares issuable upon exercise of vested stock options.

(5)	Includes 75,000 shares issuable upon exercise of warrants and 3,000 shares issuable upon exercise of vested stock options.

(6)	Includes 12,500 shares issuable upon exercise of vested stock options.

(7)	Includes 100,001 shares issuable upon exercise of warrants.

(8)	Includes 18,182 shares of common stock to be issued to Mr. Ren following the closing of the first tranche of the Financing for his services to the Company as a member of the Board.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The following is a description of the transactions we have engaged in during the year ended December 31, 2015 and through the date of this Report, with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates.

On August 1, 2015, we entered into a consulting agreement with Muscle Longevity LLC, a company that has the same owner as Ultra Pro Sports, LLC, which was previously a greater than 5% beneficial owner of our common stock. Under the terms of the agreement, Muscle Longevity LLC will provide introductions and referrals to new distribution channels for our products including, but not limited to, health and wellness centers and sports nutrition companies and to conduct industry research and advise us regarding distributors, markets, and sales opportunities for the Company’s products. As compensation for the services, Muscle Longevity LLC is paid a consulting fee of $16,000 per month.

On December 17, 2015, we issued an unsecured promissory note in the principal amount of $575,000 to Gan Ren, the son of Ren Ren, a current director and our largest stockholder. The note bears interest at a rate of 8% per annum and matures one year from the date of issuance. Upon maturity, the note and any accrued interest thereon will automatically convert into shares of common stock at $2.75 per share unless earlier converted.

On December 17, 2015, we entered into the Purchase Agreement with the Purchaser, an entity which is controlled by Ren Ren, a current director and our largest stockholder. Pursuant to terms of the Purchase Agreement, the Purchaser agreed to invest $20.25 million in the Company in exchange for (i) an aggregate of 3,537,037 shares of common stock and (ii) warrants to purchase an aggregate of 884,259 shares of common stock. In connection with the Financing, the Board agreed to issue Mr. Ren 18,182 shares of common stock following the closing of the Financing for his services to the Company as a member of the Board. On March 3, 2016, we completed the first tranche of the Financing pursuant to which the Purchaser acquired 1,500,000 shares of common stock and a warrant to purchase 375,000 shares of the Company’s common stock for $5.25 million.

Review, Approval or Ratification of Transactions with Related Persons.

Our Board of Directors has established an audit committee consisting of independent directors. This committee, among other duties, is charged to review, and if appropriate, ratify all agreements and transactions which had been entered into with related parties, as well as review and ratify all future related party transactions.

Item 14.	Principal Account Fees and Services.

From January 1, 2014 to June 20, 2014, Seligson & Giannattasio, LLP, or S&G, served as our principal accountant. The following is a summary of fees billed by S&G for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the annual audits of our financial statements, quarterly reviews of financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements. Audit fees billed by S&G for the fiscal year ended December 31, 2014 were $6,500. There were no audit fees billed by S&G for the fiscal year ended December 31, 2015.

Audit-Related Fees. Audit-related services consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. Audit related fees billed by S&G for the fiscal years ended December 31, 2015 and 2014 were $10,000 and $10,280, respectively.

Tax Fees. There were no fees billed for tax services rendered by S&G during the last two fiscal years.

All other fees. Other fees billed by S&G for the fiscal year ended December 31, 2014 were $32,000. There were no other fees billed by S&G for the fiscal year ended December 31, 2015.

From June 20, 2014 to December 31, 2014 and for fiscal year ended December 31, 2015, EisnerAmper, LLP, or EisnerAmper, served as our principal accountant. The following is a summary of fees billed by EisnerAmper.

Audit Fees. Audit fees consist of fees for professional services rendered for the annual audits of our financial statements, quarterly reviews of financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements. Audit fees billed by EisnerAmper for the fiscal year ended December 31, 2015 and 2014 were $104,375 and $104,075, respectively.

Audit-Related Fees.  Audit-related services consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were no fees billed for audit-related services rendered by EisnerAmper during the last two fiscal years.

Tax Fees. Tax services consist of fees for the preparation of federal and state tax returns. Tax fees billed by EisnerAmper for the fiscal years ended December 31, 2015 and 2014 were $9,500 and $9,500, respectively.

All other fees.  Other fees billed by EisnerAmper for the fiscal year ended December 31, 2015 were $750. There were no other fees billed by EisnerAmper for the fiscal year ended December 31, 2014.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statements and Schedules

Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit		Incorporated by Reference		Filing
Number	Exhibit Description	Form	Exhibit	Date

3.1	Articles of Incorporation	SB-2	3(a)	6/27/2007

3.2	Bylaws	SB-2	3(b)	6/27/2007

3.3	Amendment to Bylaws	8-K	3.1	12/21/2015

3.4	Certificate of Amendment to Articles of Incorporation, dated June 8, 2010	14C	A	6/09/10

3.5	Articles of Merger, dated May 15, 2012	8-K	3.1	5/21/2012

3.6	Certificate of Change Pursuant to Nevada Revised Statutes 78.209, dated February 4, 2014	8-K	3.1	2/10/14

3.7	Certificate of Amendment to Articles of Incorporation, dated December 22, 2014	8-K	3.1	12/23/2014

3.8	Certificate of Amendment to the Articles of Incorporation, dated March 8, 2016	8-K	3.1	3/8/2016

3.9	Articles of Merger, dated March 17, 2016	8-K	3.1	3/22/2016

4.1	Form of Series A Warrant	8-K	4.1	1/28/2014

4.2	Form of Series B Warrant	8-K	4.1	1/28/2014

4.3	Form of Series C Warrant	10-K	4.3	3/27/2015

4.4	Form of Series E Warrant	10-K	4.5	3/27/2015

4.5	Form of Warrant Exercise Agreement, dated May 18, 2015	8-K	4.1	5/19/2015

4.6	Form of RENS Warrant	8-K	4.1	12/22/2015

10.1	Intellectual Property Purchase Agreement, dated February 25, 2011, by and among the Registrant, Atlas Acquisition Corp. and Peak Wellness, Inc.	8-K	10.1	3/3/2011

10.2	Intellectual Property Assignment Agreement, dated February 25, 2011, by and among Atlas Acquisition Corp. and Peak Wellness, Inc.	8-K	10.6	3/3/2011

10.3^	First Amended and Restated Exclusive Supply Agreement by and between the Company and Deutsches Institut fur Lebensmitteltechnik e.V. - the German Institute for Food Technologies, dated July 18, 2014	8-K	10.1	7/24/2014

10.4	Employment Agreement, dated December 17, 2015, by and between the Company and K. Bryce Toussaint	8-K	10.4	12/22/2015

10.5	Employment Agreement, dated as of May 19, 2014, by and between Joseph C. DosSantos and the Company	8-K	10.1	5/19/2014

10.6	Employment Offer Letter, dated as of February 12, 2014, by and between Dr. Robert C. Ashton, Jr. and the Company	10-K	4.5	3/27/2015

10.7	Form of Advisory Board Agreement	S-1	10.6	8/6/2012

10.8	Commercial Lease, dated August 1, 2012	S-1	10.1	8/6/2012

10.9	First Amendment to Commercial Lease, dated June 6, 2014	8-K	10.1	6/6/14

10.10	Form of Securities Purchase Agreement, dated January 27, 2014	8-K	4.1	1/28/2014

10.11	Form of Securities Purchase Agreement, dated November 17, 2014	8-K	10.1	11/19/14

10.12	Revolving Note and Security Agreement by and between the Company and City National Bank, as amended	10-Q	10.2	11/13/14

10.13	2012 Equity Incentive Plan, as amended	10-K	4.5	3/27/2015

10.14	Securities Purchase Agreement, dated December 17, 2015, by and between the Company and RENS Technology Inc.	8-K	10.1	12/22/2015

10.15	Exclusive Distribution Agreement, dated December 17, 2015, by and between the Company and RENS Agriculture Science & Technology Co. Ltd.	8-K	10.2	12/22/2015

10.16	Convertible Promissory Note, dated December 17, 2015, by and between the Company and Gan Ren	8-K	10.3	12/22/2015

16.1	Letter from Seligson & Giannattasio, LLP, dated June 23, 2014	8-K	16.1	6/23/14

21.1*	Subsidiaries of the Registrant

23.1*	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

^	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MYOS RENS Technology Inc.

Date: March 30, 2016	By:	/s/ Joseph C. DosSantos
Name: Joseph C. DosSantos
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title(s)	Date

/s/ K. Bryce Toussaint	Chief Executive Officer and Director	March 30, 2016
K. Bryce Toussaint	(Principal Executive Officer)

/s/ Dr. Robert J. Hariri	Chairman of the Board of Directors	March 30, 2016
Dr. Robert J. Hariri

/s/ Ren Ren	Director (Global Chairman)	March 30, 2016
Ren Ren

/s/ Dr. Louis Aronne	Director	March 30, 2016
Dr. Louis Aronne

/s/ Zhengguang Lyu	Director	March 30, 2016
Zhengguang Lyu

/s/ Christopher Pechock	Director	March 30, 2016
Christopher Pechock

/s/ Joseph Mannello	Director	March 30, 2016
Joseph Mannello

/s/ Guiying Zhao	Director	March 30, 2016
Guiying Zhao

/s/ Bin Zhou	Director	March 30, 2016
Bin Zhou

/s/ Joseph C. DosSantos	Chief Financial Officer	March 30, 2016
Joseph C. DosSantos	(Principal Financial Officer and Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

MYOS RENS Technology Inc. (Formerly known as MYOS Corporation):

We have audited the accompanying consolidated balance sheets of MYOS RENS Technology Inc. (formerly known as MYOS Corporation) and Subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MYOS RENS Technology Inc. and Subsidiary as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper, LLP

Iselin, New Jersey

March 30, 2016

MYOS RENS TECHNOLOGY INC.

(Formerly known as MYOS CORPORATION)

AND SUBSIDIARY

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,	December 31,
	2015	2014

ASSETS
Current assets:
Cash	$879	$1,567
Accounts receivable, net	406	982
Inventories, net	1,467	1,814
Prepaid expenses and other current assets	523	745
Total current assets	3,275	5,108

Fixed assets, net	287	313
Intangible assets, net	1,780	1,990
Total assets	$5,342	$7,411

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$328	$79
Accrued expenses and other current liabilities	717	495
Convertible note	575	-
Term note	100	-
Total current liabilities	1,720	574

Contract liability	117	101

Total liabilities	1,837	675

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value; 500,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 8,000,000 shares authorized at December 31, 2015 and 2014; 3,552,873 and 3,103,300 shares issued and outstanding at December 31, 2015 and 2014, respectively	4	3
Additional paid-in capital	26,946	25,100
Accumulated deficit	(23,445)	(18,367)
Total stockholders' equity	3,505	6,736

Total liabilities and stockholders' equity	$5,342	$7,411

See accompanying Notes to Consolidated Financial Statements

MYOS RENS TECHNOLOGY INC.

(Formerly known as MYOS CORPORATION)

AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014

Net revenues	$159	$3,343
Cost of sales (excludes amortization of acquired intangibles)	780	1,420
Gross profit (loss)	(621)	1,923
Operating expenses
Research and development	858	1,348
Selling, general and administrative	3,373	5,621
Amortization of acquired intangibles	210	154
Loss on asset impairment	-	5
Total operating expenses	4,441	7,128
Operating loss	(5,062)	(5,205)

Other income (expense):
Interest income	1	2
Interest expense	(15)	(4)
Total other (expense)	(14)	(2)
Loss before income taxes	(5,076)	(5,207)

Income tax (provision) benefit	(2)	748
Net loss and comprehensive loss	(5,078)	(4,459)
Deemed dividend resulting from warrant modification	(225)	-
Net loss per share attributable to common shareholders:	$(5,303)	$(4,459)

Net loss per share attributable to common shareholders:
Basic and diluted	$(1.64)	$(1.56)

Weighted average number of common shares outstanding:
Basic and diluted	3,240	2,853

See accompanying Notes to Consolidated Financial Statements

MYOS RENS TECHNOLOGY INC.

(Formerly known as MYOS CORPORATION)

AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional		Total stockholders'
	Shares	Amount $.001 par	paid-in capital	Accumulated deficit	equity (deficit)
Balance at January 1, 2014	2,227,447	$2	$17,246	$(13,908)	$3,340
Proceeds from issuance of common stock, net	825,211	1	6,233		6,234
Shares issued for private placement fee	47,351	-	-	-	-
Additional shares issued for odd lots in connection with reverse stock split	91	-	-	-	-
Shares issued to directors	7,000	-	-	-	-
Shares issued to employees	200	-	-	-	-
Shares issued for services	6,000	-	-	-	-
Forfeiture of shares issued for services	(10,000)	-	(70)	-	(70)
Stock-based compensation expense	-	-	1,691	-	1,691
Net loss	-	-	-	(4,459)	(4,459)
Balance at December 31, 2014	3,103,300	$3	$25,100	$(18,367)	$6,736
Issuance of common stock under Make-Whole Provisions	193,865	1	(1)	-	-
Exercise of Series D Warrants, net of issuance costs of $85	190,609	-	916	-	916
Shares issued to officers	15,000	-	9	-	9
Shares issued for services	51,099	-	148	-	148
Forfeiture of shares issued for services	(1,000)	-	-	-	-
Stock-based compensation expense	-	-	774	-	774
Net loss	-	-	-	(5,078)	(5,078)
Balance at December 31, 2015	3,552,873	$4	$26,946	$(23,445)	$3,505

See accompanying Notes to Consolidated Financial Statements

MYOS RENS TECHNOLOGY INC.

(Formerly known as MYOS CORPORATION)

AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(5,078)	$(4,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53	49
Amortization	210	155
Accretion of contract liability	16	-
Provision for inventory reserve	697	328
Bad debt expense / (reversal of allowance)	(390)	390
Stock-based compensation	931	1,691
Impairment charge	-	5
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	966	(727)
(Increase) in inventories	(350)	(1,999)
(Increase) decrease in prepaid expenses and other current assets	222	(600)
Increase in accounts payable and accrued expenses	471	78
Net cash used in operating activities	(2,252)	(5,089)

Cash Flows From Investing Activities:
Purchases of fixed assets	(27)	(23)
Acquisition of intangible assets	-	(6)
Net cash used in investing activities	(27)	(29)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net	-	6,234
Note borrowings	575	-
Proceeds from exercise of warrants, net	916	-
Borrowings under revolving note, net	400	-
Repayments of term note	(300)	-
Net cash provided by financing activities	1,591	6,234

Net increase (decrease) in cash	(688)	1,116
Cash at beginning of year	1,567	451
Cash at end of year	$879	$1,567

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$13	$4
Income taxes, net of refunds	$4	$2

Supplemental schedule of non-cash investing and financing activities:
Shares issued for private placement fee	$-	$355
Warrants issued with common stock	$-	$4,973
Patent acquired in exchange for royalties obligation	$-	$101
Forfeiture of restricted stock for prepaid consulting services	$-	$(70)
Incremental fair value resulting from warrant modification	$225	$-
Conversion of revolving note to term note	$400	$-
Shares issued under Make-Whole Share provision	$430	$-

See accompanying Notes to Consolidated Financial Statements

MYOS RENS TECHNOLOGY INC.

(Formerly known as MYOS CORPORATION)

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND LIQUIDITY

Nature of Operations

MYOS RENS Technology Inc. is an emerging bionutrition and biotherapeutics company focused on the discovery, development and commercialization of products that improve muscle health and function. The Company was incorporated under the laws of the State of Nevada on April 11, 2007. On March 17, 2016, the Company merged with its wholly-owned subsidiary and changed its name from MYOS Corporation to MYOS RENS Technology Inc. As used in these financial statements, the terms “the Company”, “MYOS”, “our”, or “we”, refers to MYOS RENS Technology Inc. and its subsidiary, unless the context indicates otherwise. On February 25, 2011, the Company entered into an agreement to acquire the intellectual property for Fortetropin®, our proprietary active ingredient from Peak Wellness, Inc. The Company’s activities are subject to significant risks and uncertainties.

Our commercial focus is to leverage our clinical data to develop multiple products to target the large, but currently underserved, markets focused on muscle health. The sales channels through which we sell our products are evolving. The first product we introduced was MYO-T12, which was sold in the sports nutrition market. MYO T-12 is a proprietary formula containing Fortetropin and other ingredients.  The formula was sold under the brand name MYO T-12 and later as MYO-X through an exclusive distribution agreement with Maximum Human Performance, or MHP. While the exclusive distribution agreement with MHP terminated in March 2015, MHP continues to distribute its remaining MYO-X inventories on popular retailer websites and in specialty retailers principally in the U.S. Sales to MHP for the year ended December 31, 2015 were $57. We expect minimal future sales to MHP, if any.

In February 2014, we expanded our commercial operations into the age management market through a distribution agreement with Cenegenics Product and Lab Services, LLC (“Cenegenics”), under which Cenegenics distributes and promotes a proprietary formulation containing Fortetropin through its age management centers and its community of physicians focused on treating a growing population of patients focused on proactively addressing age-related health and wellness concerns. On November 28, 2014, we entered into a settlement agreement with Cenegenics wherein we agreed to accept $1,900 by April 2016, (i.e., $300 in the fourth quarter of 2014 and $100 per month from January 2015 through April 2016) in full satisfaction of Cenegenics’s outstanding obligations with respect to units of product produced by the Company, including units that had not yet been shipped to Cenegenics at the time of the settlement agreement. In exchange, we agreed to withdraw our October 10, 2014 request for arbitration before the International Chamber of Commerce. During the second quarter of 2015, Cenegenics accepted delivery of the remaining units that we were storing on its behalf. Given the settlement agreement’s extended payment schedule, the Company deferred the revenue and related cost associated with the shipment and will record the revenue and cost of sales when the related payments are received, which is expected to be in early 2016. The distribution agreement with Cenegenics expires in December 2016. We are unable to predict the amount of future orders from Cenegenics under the distribution agreement, if any.

During the second quarter of 2015 we launched Rē Muscle HealthTM, our own direct-to-consumer portfolio of muscle health bars, meal replacement shakes and daily supplement powders each powered by a full 6.6 gram single serving dose of Fortetropin. Our Rē Muscle Health products are sold through our e-commerce website, remusclehealth.com, and amazon.com.

We continue to pursue additional distribution and branded sales opportunities. We expect to continue developing our own core branded products in markets such as functional foods, sports and fitness nutrition and rehab and restorative health and to pursue international sales opportunities. There can be no assurance that we will be able to secure distribution arrangements on terms acceptable to the Company, or that we will be able to generate significant sales of our current and future branded products.

MYOS RENS TECHNOLOGY INC.

(Formerly known as MYOS CORPORATION)

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Strategic Investment Transaction

On December 17, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with RENS Technology Inc. (the “Purchaser”), pursuant to which the Purchaser agreed to invest $20.25 million in the Company (the “Financing”) in exchange for (i) an aggregate of 3,537,037 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”), and (ii) warrants to purchase an aggregate of 884,259 shares of Common Stock (the “Warrants”, and together with the Shares, the “Securities”). The Purchaser will purchase the Securities in three tranches over twenty-four months. In the first tranche, which closed on March 3, 2016, the Purchaser acquired 1,500,000 Shares and 375,000 Warrants (the “Initial Warrant”) for $5.25 million. In the second tranche, which will close within six months of the closing of the first tranche, the Purchaser will acquire 925,926 Shares and 231,481 Warrants (the “Second Warrant”) for $5.0 million. In the third tranche, which will close within eighteen months of the closing of the second tranche, the Purchaser will acquire 1,111,111 Shares and 277,778 Warrants (the “Third Warrant”) for $10.0 million. Each of the Warrants will be immediately exercisable upon issuance, will expire five years after issuance and will have the following exercise prices: (a) $7.00 per share for the Initial Warrant, (b) $10.80 per share for the Second Warrant and (c) $18.00 per share for the Third Warrant. In addition, the Company agreed: (i) that the Purchaser will have the right to appoint four persons to the Company’s board of directors, subject to adjustment based on the Purchaser’s ownership percentage of the Company; (ii) to provide the Purchaser with a right to participate in 50% (or 100% if shares are to be issued for less than $3.50 per share) of any future financings pursued by the Company within 12 months from the closing of the third tranche of the Financing; and, (iii) until the closing of the third tranche, the Company will not take certain actions, including issuing shares (except for certain permitted issuances) or appointing new officers and directors, without the Purchaser’s consent.

The first tranche of the Financing was completed on March 3, 2016. The Company intends to use the net proceeds from the first tranche of the Financing to fund its working capital, product development and marketing, research and development and other general corporate purposes. Concurrent with the execution of the Purchase Agreement, the Company entered into an exclusive distribution agreement (the “Distribution Agreement”) with RENS Agriculture, the parent company of the Purchaser. Pursuant to the terms of the Distribution Agreement, the Company will supply product for RENS Agriculture’s exclusive distribution in China (including mainland China, Hong Kong, Macau and Taiwan) and all countries in Southeast Asia in exchange for payment terms to be mutually agreed upon the conclusion of a market study and trial sale. In addition, the Purchaser agreed that, subsequent to the closing of the first tranche of the Financing, it will assist the Company in: utilizing its food technologies in the Company’s existing and future products, finding suitable manufacturing partners in China, locating suitable acquisition targets in China and setting up a subsidiary in China.

In addition, on December 17, 2015, the Company issued a convertible note in the amount of $575 to Gan Ren, a related party of RENS Agriculture. The convertible note provided short-term funding to the Company prior to the closing of the first tranche of the Financing. For additional information on the convertible note with Gan Ren refer to “NOTE 6 – Debt – Convertible Note.”

Liquidity

As of December 31, 2015, the Company had cash of $879 to meet current obligations and working capital of $1,555 (current assets of $3,275, less current liabilities of $1,720). We have incurred net losses since our inception. For the years ended December 31, 2015 and 2014 our net loss was $5,078 and $4,459, respectively. In addition, net cash used in operating activities for the years ended December 31, 2015 and 2014 was $2,252 and $5,089, respectively. At December 31, 2015 and 2014 our accumulated deficit was $23,445 and $18,367, respectively. At December 31, 2015, we had outstanding borrowings of $100 under our Term Note and $575 of outstanding borrowings under a convertible note (See NOTE 6).

We may seek to raise additional capital through the issuance of debt or equity securities. Should the Company seek additional debt and/or equity financing, it cannot assure that such financing will be available on acceptable terms, if at all. Based on management’s forecast, as of the filing date of this Form 10-K, we believe that we will have sufficient capital resources from operations and existing financing arrangements, including the Financing discussed above, in order to meet operating expenses and working capital requirements for the next twelve months.

MYOS RENS TECHNOLOGY INC.

(Formerly known as MYOS CORPORATION)

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MYOS RENS Technology Inc. and its wholly-owned subsidiary, Atlas Acquisition Corp. All material intercompany balances and transactions have been eliminated.

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

The Company has recorded minimal sales to its distributors during the past six consecutive quarters, and has only recently launched its Rē Muscle Health portfolio of branded products. Management’s estimates, including evaluation of impairment of long-lived assets and inventory reserves are based in part on forecasted future results. A variety of factors could cause actual results to differ from forecasted results and these differences could have a significant effect on asset carrying amounts.

Cash & Cash Equivalents

As of December 31, 2015 and 2014, the Company had cash of $879 and $1,567, respectively. The Company considers all highly liquid investments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At December 31, 2015 and 2014, the Company had no cash equivalents.

The Company maintains its bank accounts with high credit quality financial institutions and has never experienced any losses related to these bank accounts. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its financial institutions. The balance at times may exceed federally insured limits.

Concentrations of Risk, Significant Customers and Significant Supplier

Management regularly reviews accounts receivable, and if necessary, establishes an allowance for doubtful accounts that reflects management’s best estimate of amounts that may not be collectible based on historical collection experience and specific customer information. Bad debt expense recognized as a result of an allowance for doubtful accounts is classified under selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. Bad debt expense was $390 for the year ended December 31, 2014 relating to the Cenegenics’ receivable. Based primarily on collections, during the year ended December 31, 2015, management determined that the Cenegenics’ allowance for doubtful accounts should be reduced to $0. Accordingly, a reduction in bad debt expense of $390 was recorded for the year ended December 31, 2015.

MYOS RENS TECHNOLOGY INC.

(Formerly known as MYOS CORPORATION)

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

At December 31, 2015 and 2014, the Company had the following concentrations of net accounts receivable with customers:

	December 31,	December 31,
	2015	2014
Cenegenics	$400	$1,372
Other	6	-
Subtotal	406	1,372
Allowance for doubtful accounts	-	(390)
Accounts receivable, net	$406	$982

For the year ended December 31, 2015 and 2014, the Company had the following concentrations of revenues with customers:

	December 31,	December 31,
	2015	2014
MHP	36%	36%
Cenegenics	0%	63%

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

We review our fixed assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. If the assets are determined to be unrecoverable, an impairment loss is calculated by determining the difference between the carrying values and the estimated fair value. Included in the year ended December 31, 2014, was an impairment charge of $5 to reduce the unrecoverable net carrying value of a capitalized fixed asset to zero. We did not consider any of our fixed assets to be impaired during the year ended December 31, 2015.

Intangible Assets

The Company’s intangible assets consist primarily of intellectual property pertaining to Fortetropin, including its formula, trademarks, trade secrets, patent application and domain names, which were determined to have a fair value of $2,000 as of December 31, 2011. Based on expansion into new markets and introduction of new formulas, management determined that the intellectual property had a finite useful life of ten (10) years and began amortizing the asset over its estimated useful life beginning April 2014. Based on six consecutive quarters of minimal revenues combined with changes in the sales channels through which the Company sells its products and an inability to predict future orders, if any, from MHP or Cenegenics or to what extent we will be able to secure new distribution arrangements, we tested the intellectual property for impairment in the fourth quarter of 2015 and determined that the asset value was recoverable and therefore no impairment was recognized. This determination was in part based on execution of the Purchase Agreement on December 17, 2015, pursuant to which RENS Technology Inc. agreed to invest $20.25 million in three tranches over twenty-four months in the Company. There were no impairment losses recorded during the years ended December 31, 2015 and 2014.

MYOS RENS TECHNOLOGY INC.

(Formerly known as MYOS CORPORATION)

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

Intangible assets at December 31, 2015 and December 31, 2014 consisted of the following:

	December 31,	December 31,
(In thousand $)	2015	2014
Intangibles with finite lives:
Intellectual property	$2,101	$2,101
Less: accumulated amortization	(365)	(155)
Total intangibles with finite lives:	1,736	1,946
Intangibles with indefinite lives:
Patent costs	44	44
Total intangibles with indefinite lives:	44	44
Total intangible assets, net	$1,780	$1,990

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

MYOS RENS TECHNOLOGY INC.

(Formerly known as MYOS CORPORATION)

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

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

Advertising

The Company charges the costs of advertising to selling, general and administrative expenses as incurred. Advertising and promotional costs were $247 and $732 for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2015, advertising and promotional costs consisted primarily of marketing costs for our Rē Muscle Health products, and for the year ended December 31, 2014, advertising and promotional costs consisted primarily of co-operative advertising fees payable to MHP. Pursuant to the distribution agreement with MHP, which terminated in March 2015, the Company paid MHP for co-operative advertising.

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

Shipping and Handling Costs

The Company records costs for shipping and handling of products to our customers in cost of sales. These expenses were $10 and $10 for the years ended December 31, 2015 and 2014, respectively.

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

Comprehensive Loss

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by, or distributions to, the Company’s stockholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are included in comprehensive income (loss), but excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company had no other comprehensive income (loss) items for the years ended December 31, 2015 and 2014. Accordingly, the Company's comprehensive loss and net loss are the same for all periods presented.

MYOS RENS TECHNOLOGY INC.

(Formerly known as MYOS CORPORATION)

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

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

A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement. At December 31, 2015 and 2014, the Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable and accrued expenses and short-term debt. Due to their short-term nature, the carrying amounts of the Company’s financial instruments approximated their fair values.

Basic and Diluted Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potential dilutive securities outstanding had been issued. The Company uses the “treasury stock” method to determine the dilutive effect of common stock equivalents such as options, warrants and restricted stock. For the years ended December 31, 2015 and 2014, the Company incurred a net loss. Accordingly, the Company’s common stock equivalents were anti-dilutive and excluded from the diluted net loss per share computation. The aggregate number of potentially dilutive common stock equivalents outstanding at December 31, 2015 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 1,390,606, which includes warrants to purchase an aggregate 761,878 shares of common stock, options to purchase an aggregate of 400,545 shares of common stock, 209,733 shares issuable upon the conversion of a convertible promissory note (See NOTE 6 – Debt – Convertible Note) and unvested restricted stock awards of 18,450 shares of common stock. The aggregate number of potentially dilutive common stock equivalents outstanding at December 31, 2014 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 1,541,330, which includes up to 193,865 Make-Whole Shares (See NOTE 9 – Warrants), warrants to purchase an aggregate 958,185 shares of common stock, options to purchase an aggregate of 367,080 shares of common stock and unvested restricted stock awards of 22,200 shares of common stock.

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

MYOS RENS TECHNOLOGY INC.

(Formerly known as MYOS CORPORATION)

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

Interest costs and penalties related to income taxes are classified as interest expense and operating expenses, respectively, in the Company's financial statements. For the years ended December 31, 2015 and 2014, the Company did not recognize any interest or penalty expense related to income taxes. The Company files income tax returns in the U.S. federal jurisdiction and states in which it does business.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will continue to primarily depend on its classification as a finance or operating lease. However, unlike current U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. ASU 2016-02 is effective for us beginning January 1, 2019, with early application permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis by us beginning January 1, 2017, with early adoption permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires all debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt. Prior to the issuance of this standard, debt issuance costs, which are specific incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument (i.e., third party costs), were required to be presented in the balance sheet as a deferred charge (i.e., an asset). Under ASU 2015-03, the presentation of debt issuance costs is consistent with the presentation for a debt discount, (i.e., a direct adjustment to the carrying value of the debt). ASU 2015-03 does not affect the recognition and measurement of debt issuance costs. Accordingly, the amortization of such costs should continue to be calculated using the interest method and be reported as interest expense. ASU 2015-03 is effective for us beginning January 1, 2016.  Upon adoption, ASU 2015-03 is not expected to have an impact on our consolidated financial statements and related disclosures.

MYOS RENS TECHNOLOGY INC.

(Formerly known as MYOS CORPORATION)

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The amendments in this update define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. This update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update are effective for us beginning January 1, 2017. Early application is permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for us beginning January 1, 2018 using one of two prescribed transition methods. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

NOTE 4 – INVENTORIES, NET

Inventories, net at December 31, 2015 and 2014 consisted of the following:

(In thousand $)	December 31, 2015	December 31, 2014
Raw materials	$1,997	$1,638
Work in process	1	2
Finished goods	167	443
	2,165	2,083
Less: inventory reserves	(698)	(269)
Inventories, net	$1,467	$1,814

MYOS RENS TECHNOLOGY INC.

(Formerly known as MYOS CORPORATION)

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 5 – FIXED ASSETS

Fixed assets at December 31, 2015 and 2014 consisted of the following:

(In thousand $)	December 31, 2015	December 31, 2014
Furniture, fixtures and equipment	$116	$116
Computers and software	66	39
Leasehold improvements	239	239
Other	7	7
Total fixed assets	428	401
Less: accumulated depreciation and amortization	(141)	(88)
Net book value of fixed assets	$287	$313

During the year ended December 31, 2015, $18 was reclassified from furniture, fixtures and equipment to computers and software. Amounts shown for furniture, fixtures and equipment and computers and software at December 31, 2014 have been revised to conform to the December 31, 2015 presentation. This reclassification had no effect on total fixed assets.

Depreciation and amortization expense was $53 and $49 for the years ended December 31, 2015 and 2014, respectively. Repairs and maintenance costs are expensed as incurred.

NOTE 6 – DEBT

Convertible Note

On December 17, 2015, concurrent with the execution of the Purchase Agreement with RENS Technology Inc., the Company issued an unsecured promissory note in the principal amount of $575 (the “Note”) to Gan Ren, a related party of RENS Agriculture. The Note bears interest at a rate of 8% per annum and matures (the “Maturity Date”) on December 17, 2016. On the Maturity Date, the Note and any accrued interest thereon will automatically convert into shares of Common Stock at $2.75 per share (the “Conversion Price”), unless earlier converted. At any time prior to the Maturity Date, the holder of the Note may convert in whole or in part the Note and any accrued interest into shares of Common Stock at the Conversion Price. Subject to conversion terms, the Note may be prepaid in whole or in part at any time by the Company prior to the Maturity Date, without penalty. In the event of a prepayment, the holder will have the right to convert the unpaid principal and accrued interest owing under the Note, in whole or in part, into shares of common stock of the Company at the Conversion Price. The Note includes standard events of default including non-payment of the principal or accrued interest due on the Note. Upon an event of default, all obligations under the Note will become due and payable.

Term Note

On September 10, 2015, the Company converted its outstanding revolving note with City National Bank, which had a termination date of August 31, 2015, into a term note (the “Term Note”). The Term Note provided that the then outstanding balance of $400 shall be payable along with interest thereon on the last day of each month in four (4) consecutive installments of $100, with the final installment due and payable in full on December 31, 2015. The Term Note was collateralized by all inventory, chattel paper, accounts, equipment, general intangibles, securities and instruments and contained customary events of default, including failure to make payment and bankruptcy. As of December 31, 2015, the interest rate on the Term Note was 4.50%. At December 31, 2015, the balance under the Term Note was $100, which was subsequently paid in full on January 7, 2016.

MYOS RENS TECHNOLOGY INC.

(Formerly known as MYOS CORPORATION)

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 7 - PREPAID EXPENSES, OTHER CURRENT ASSETS AND ACCRUED EXPENSES

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses and other current assets at December 31, 2015 and 2014 consisted of the following:

(In thousand $)	December 31, 2015	December 31, 2014
Prepaid insurance	$32	$46
Prepaid inventory purchases	250	664
Deferred charges(1)	217	-
Other	24	35
Total prepaid expenses and other current assets	$523	$745

(1)	Deferred charges includes $153 related to the cost of inventory shipped to Cenegenics in May 2015 where revenue was deferred until payment of the commensurate sale is received and deferred financing costs of $65 related to the Financing. The Financing cost were reclassified to additional paid-in capital during the first quarter of 2016, upon consummation of the first tranche of the Financing.

Accrued Expenses

Accrued expenses consist of estimated future payments that relate to the current and prior accounting periods. Management reviews these estimates regularly to determine their reasonableness. Accrued expenses at December 31, 2015 and 2014 consisted of the following:

(In thousand $)	December 31, 2015	December 31, 2014
Advertising and promotional expense payable	$171	$171
Audit fees payable	64	25
Deferred rent	47	30
Deferred revenue(1)	228	-
Research & development	30	49
Accrued salaries & bonuses	151	92
Consulting fees payable	2	96
Other accrued expenses	24	32
Total accrued expenses	$717	$495

(1)	Deferred revenue represents revenue to be recognized in connection with inventory shipped to Cenegenics in May 2015. The shipment was made under a settlement agreement with Cenegenics that included extended payment terms. Accordingly the Company has deferred the revenue until cash is collected from the customer.

Note 8 - Stockholders’ Equity

Reverse Stock Split

On February 5, 2014, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to effect a reverse stock split of its outstanding and authorized shares of common stock and preferred stock at a ratio of 1 for 50. As a result of the reverse stock split, the number of the Company’s authorized shares of common stock decreased from 300,000,000 to 6,000,000 shares and the number of its authorized shares of preferred stock decreased from 25,000,000 to 500,000 shares. All amounts presented in these financial statements have been retro-actively adjusted for the reverse stock split.

Increase in Number of Authorized Shares

On December 22, 2014, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to increase the number of authorized shares of common stock. As a result of the amendment, the number of the Company’s authorized shares of common stock increased from 6,000,000 to 8,000,000.

MYOS RENS TECHNOLOGY INC.

(Formerly known as MYOS CORPORATION)

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

On March 8, 2016, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to increase the number of authorized shares of common stock. As a result of the amendment, the number of the Company’s authorized shares of common stock increased from 8,000,000 to 12,000,000.

Issuance of Common Stock

The Company has periodically issued common stock in connection with certain private and public offerings. For the years ended December 31, 2015 and 2014, the Company has received aggregate gross proceeds of $7,552 from these offerings as follows:

(In thousand $)			Gross
Date	Shares		Proceeds
January 27, 2014	631,346		4,735
November 19, 2014	193,865		1,816
May 18, 2015	190,609	(1)	1,001
November 30, 2015	193,865	(2)	-
	1,209,685		$7,552

(1)	Shares issued pursuant to Warrant Exercise Agreements with certain holders of the Series D warrants. For additional information refer to "Note 9 - Warrants."
(2)	Shares issued pursuant to Make-Whole Shares provision of the November 2014 registered offering.

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

MYOS RENS TECHNOLOGY INC.

(Formerly known as MYOS CORPORATION)

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Public Offering

In November 2014, the Company issued an aggregate of 193,865 units consisting of: (i) one share of our common stock; (ii) one Series C common stock warrant to purchase 0.75 shares of our common stock; (iii) one Series D common stock warrant to purchase one share of our common stock; and, (iv) one Series E common stock warrant to purchase 0.75 shares of our common stock, at a public offering price of $9.37 per unit to institutional and accredited investors in a registered-direct public offering. In addition, the Company is required to issue to the purchasers up to 193,865 additional shares of common stock in the event that the closing price of our common stock is below $14.06 (subject to adjustment) on the twelve month anniversary of the date of issuance, provided that the purchasers continue to hold at least a portion of the shares of common stock issued in the offering on such date (the “Make-Whole Shares”). The Company assessed the warrants and Make-Whole Share provisions and concluded that the warrants and Make-Whole Shares qualified for equity treatment. The Company received aggregate gross proceeds of $1,816, or $1,571 net of offering costs. Each Series C warrant has an exercise price of $12.00 per share, is exercisable subsequent to the six-month anniversary of the date of issuance and separately transferable from the shares and expires on the sixty-sixth month anniversary of the date of issuance. Each Series D warrant has an exercise price of $9.37 per share, is immediately exercisable and separately transferable from the shares, may be redeemed by us in the event that the closing price of our stock is $12.00 or above for 20 consecutive trading days (subject to certain minimum trading volume requirements), and expires on the six month anniversary of the date of issuance. Each Series E warrant is exercisable only if the Series D warrants are exercised, has an exercise price of $15.00 per share, is exercisable subsequent to the six month anniversary of the date of issuance and separately transferable from the shares and expire on the 90-month anniversary of the date of issuance. Chardan Capital Markets, LLC served as placement agent in the offering. The Company agreed to pay a placement fee equal to 7.0% of the aggregate gross proceeds of the offering and from the cash exercise of the Series D common stock warrants in the event such warrants are exercised and 3.5% of the aggregate gross proceeds from investors who were previously introduced to the Company by Brean. Pursuant to the Company’s prior engagement letter with Brean, Brean received a fee equal to 7.0% of the aggregate purchase price paid by Purchasers in the offering that Brean previously introduced to the Company through the January 2014 private placement. For additional information on the Make-Whole Shares and the Series C, Series D and Series E warrants refer to “Note 9 – Warrants.”

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

On November 19, 2014 in connection with a registered direct public offering, the Company granted warrants to purchase an aggregate of 484,663 shares of common stock as follows: (i) Series C warrants entitle the holders to purchase an aggregate of 145,399 shares of common stock at an exercise price of $12.00 per share for a period of 66-months from the grant date (the “Series C Warrant”), (ii) Series D warrants entitle the holders to purchase an aggregate of 193,865 shares of common stock at an exercise price of $9.37 per share for a period of 6-months from the grant date (the “Series D Warrant”), and (iii) Series E warrants entitle the holders to purchase an aggregate of 145,399 shares of common stock at an exercise price of $15.00 per share for a period of 90-months from the grant date (the “Series E Warrant). Each Series E Warrant will be exercisable only if the Series D Warrants are exercised. The Series C Warrants, Series D Warrants and Series E Warrants were determined to have an estimated aggregate fair value of $969, $470, and $1,048 at issuance, respectively. In addition, the Company was required to issue to the purchasers up to 193,865 additional shares of common stock (the “Make-Whole Shares”) in the event that the closing price of our common stock was below $14.06 (subject to adjustment) on the twelve month anniversary of the date of issuance, provided that the purchasers continue to hold at least a portion of the shares of common stock issued in the offering on such date. The Make-Wholes Shares were determined to have an estimated fair value of $1,049 at issuance using a Monte-Carlo Simulation Model to estimate the fair value. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the remaining contractual term of the instrument granted. The following table summarizes the principal assumptions used in applying the model to estimate the fair value of the Make-Whole Shares at the issuance date:

Volatility	95%
Risk-Free Interest Rate	1.47%
Expected Term in Years	1.00 years
Dividend Rate	0.00%
Fair Value of Common Stock Share	$9.37

MYOS RENS TECHNOLOGY INC.

(Formerly known as MYOS CORPORATION)

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

At the anniversary date, the market price of our common stock was $2.22. Accordingly, the Company issued 193,865 additional shares of our common stock under the Make-Whole Shares provision.

On May 18, 2015, the Company entered into Warrant Exercise Agreements with certain holders of outstanding Series D warrants to purchase an aggregate of 190,609 shares of common stock in the Company (the “Agreements”). Pursuant to the terms of the Agreements, the exercise price of the Series D Warrants exercised was reduced, immediately prior to their exercise, from $9.37 per share to $5.25 per share in exchange for the immediate cash exercise of such warrants. In addition, the Company agreed to (a) reduce the exercise price of its outstanding Series C Warrants from $12.00 per share to $9.00 per share and (b) reduce the exercise price of its outstanding Series E Warrants, which are exercisable only if the Series D Warrants are exercised, from $15.00 per share to $9.00 per share. The Company received aggregate gross proceeds of $1,001, or $916 net of cash fees of $85, from the cash exercise of the Series D Warrants. The Company accepted any and all Series D Warrants properly exercised at $5.25 per share, in accordance with the terms of the Series D Warrants, by May 21, 2015. Except for the changes set forth above, the terms of the Company’s outstanding warrants remain unchanged. The incremental fair value (i.e., the change in the fair value of the warrants before and after reducing the exercise price) determined using a Black-Scholes option pricing model was $38, $136 and $51 for the Series C Warrants, Series D Warrants and Series E Warrants, respectively. The amount of $225 in aggregate, was recorded in additional paid-in capital, since the modified warrants were initially classified within equity and remained classified within equity after the warrant modification. The Company also reflected the amount as an allocation against net loss attributable to common shareholders in the computation of earnings per share, even though there is no impact to net loss, based on the guidance in ASC No. 260-10, Earnings per Share (Subtopic S99-3). The following table summarizes the assumptions used to calculate the incremental fair value of the warrants:

Expected volatility	96%-227%
Risk-free interest rate	0.02%-1.87%
Expected term in years	0.0-7.0
Expected dividend yield	0%

The risk-free rate is based on the U.S. Treasury rate for a note with a similar term in effect at the time of the grant. The expected volatility is based on the volatility of the Company’s historical stock price.

At May 18, 2015, the modified Series C Warrants and Series E Warrants were determined to have an estimated aggregate fair value of $569 and $653, respectively. A total of 3,256 Series D Warrants not presented for exercise by May 21, 2015 expired unexercised, along with 2,442 Series E Warrants, which did not become exercisable since the related Series D Warrants were not exercised.

MYOS RENS TECHNOLOGY INC.

(Formerly known as MYOS CORPORATION)

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

The following table summarizes information about outstanding and exercisable warrants at December 31, 2015:

Description	Grant Date	Number of Shares Underlying Warrants Originally Granted	Shares Underlying Warrants Exchanged, Exercised or Expired	Shares Underlying Warrants Outstanding and Exercisable at December 31, 2015	Exercise Price	Expiration Term in Years
Series A(1)	January 27, 2014	315,676	-	315,676	$15.00	1.08
Series B(1)	January 27, 2014	157,846	-	157,846	$45.00	3.07
Series C(2)	November 19, 2014	145,399	(142,957)	2,442	$12.00	4.38
		-	142,957	142,957	$9.00	4.38
Series D(2)	November 19, 2014	193,865	(193,865)	-	N/A	N/A
Series E(2)	November 19, 2014	145,399	(145,399)	-	N/A	N/A
		-	142,957	142,957	$9.00	6.38
		958,185	(196,307)	761,878

(1)	Issued in connection with the January 27, 2014 private placement transaction.
(2)	Issued in connection with the November 19, 2014 registered-direct public offering, and subsequently revised pursuant to Warrant Exercise Agreements entered into on May 18, 2015.

The following table summarizes the activities in warrants for the years ended December 31, 2015 and 2014:

		Weighted
	Shares	Average
	Underlying	Exercise
	Warrants	Price
Balance at December 31, 2013	-	$-
Warrants granted	958,185	18.35
Balance at December 31, 2014	958,185	$18.35
Warrants exercised	(190,609)	5.25
Warrants expired	(5,698)	12.59
Balance at December 31, 2015	761,878	$18.95

MYOS RENS TECHNOLOGY INC.

(Formerly known as MYOS CORPORATION)

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

The following table summarizes the assumptions used to value the warrants at the issuance date using the Black-Scholes option pricing model:

Description	Grant / Modification Date	Number of Shares Underlying Warrants Granted	Stock Price on Measurement Date	Exercise Price	Expected Term	Expected Volatility	Dividend Yield	Risk Free Rate
Series A	1/27/2014	315,676	$7.00	$15.00	3.00	150.00%	0.00%	0.76%
Series B	1/27/2014	157,846	$7.00	$45.00	5.00	150.00%	0.00%	1.61%
Series C	11/19/2014	145,399	$9.37	$12.00	5.50	94.60%	0.00%	1.64%
Repricing Series C	5/18/2015	142,957	$5.95	$9.00	5.00	96.34%	0.00%	1.46%
Series D	11/19/2014	193,865	$9.37	$9.37	0.50	93.44%	0.00%	0.07%
Repricing Series D	5/18/2015	190,609	$5.95	$5.25	0.00	226.56%	0.00%	0.02%
Series E	11/19/2014	145,399	$9.37	$15.00	7.50	94.60%	0.00%	1.64%
Repricing Series E	5/18/2015	142,957	$5.95	$9.00	7.00	96.34%	0.00%	1.87%

NOTE 10 - STOCK COMPENSATION

Equity Incentive Plan

The Company’s 2012 Equity Incentive Plan (as amended, the “Plan”) provides for the issuance of up to 550,000 shares of our common stock. The Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. As of December 31, 2015, the remaining shares of common stock available for future issuances of awards was 114,356. The Company granted an aggregate of 30,000 options to purchase restricted common stock to certain directors prior to the adoption of the Plan.

Stock Options

The following table summarizes stock option activity for the years ended December 31, 2015 and 2014:

			Weighted
		Weighted	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Options	Price	Term (Years)
Balance at December 31, 2013	232,320	$16.14	8.98
Options granted	146,560	11.83
Options cancelled	(9,000)	7.50
Options forfeited	(2,800)	10.00
Balance at December 31, 2014	367,080	$14.68	8.50
Options granted	108,000	12.50
Options cancelled	(38,940)	12.03
Options forfeited	(35,595)	12.32
Balance at December 31, 2015	400,545	$14.56	7.82

MYOS RENS TECHNOLOGY INC.

(Formerly known as MYOS CORPORATION)

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

The weighted average grant date fair value of stock options granted during 2015 and 2014 was $5.22 and $10.62, respectively. The following table summarizes the assumptions used to value stock options granted during 2015 and 2014 using a Black-Scholes model:

	2015	2014
Risk-free interest rate	1.39%-1.69%	1.63%-2.84%
Expected volatility	98%	145%-151%
Weighted average expected volatility	98%	148%
Expected term (years)	5.8-6.3	5.6-10.0
Expected dividend yield	0%	0%

The risk-free rate is based on the U.S. Treasury rate for a note with a similar term in effect at the time of the grant. The expected volatility is based on the volatility of the Company’s historical stock prices.

At December 31, 2015 and 2014, the exercisable options had no intrinsic value.

The following table summarizes information about options outstanding and exercisable at December 31, 2015 that were granted under the Plan:

Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
	Options	Remaining		Options	Remaining
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Contractual Life
$7.00	5,000	6.40	$7.00	5,000	6.40
$8.60	25,375	8.20	$8.60	19,875	8.20
$10.00	5,080	7.11	$10.00	5,080	7.11
$11.00	3,000	7.02	$11.00	3,000	7.02
$12.10	30,500	8.36	$12.10	22,875	8.36
$12.50	158,550	8.35	$12.50	73,050	7.61
$12.55	20,000	8.39	$12.55	5,000	8.39
$13.00	7,300	8.53	$13.00	7,300	8.53
$13.45	2,000	8.48	$13.45	500	8.48
$13.50	12,740	8.49	$13.50	3,740	8.49
$13.75	6,000	8.68	$13.75	3,000	8.68
$17.50	100,000	7.11	$17.50	100,000	7.11
$22.50	5,000	5.63	$22.50	5,000	5.63
$32.00	15,000	5.54	$32.00	15,000	5.54
$34.50	5,000	5.57	$34.50	5,000	5.57
	400,545			273,420

As of December 31, 2015, 273,420 options have vested and 127,125 options remain unvested. The vesting terms range from zero to 3.0 years and the vested options have a weighted average remaining term of 7.4 years and a weighted average exercise price of $15.55 per share.

Restricted Stock

The following table summarizes restricted stock awards activity for the years ended December 31, 2015 and 2014:

		Weighted
		Average
		Grant Date
	Shares	Share Price
Restricted stock awards unvested at December 31, 2013	32,450	$14.96
Granted	13,200	7.79
Vested	(13,450)	14.10
Forfeited	(10,000)	7.00
Restricted stock awards unvested at December 31, 2014	22,200	$14.95
Granted	66,099	2.73
Vested	(68,849)	4.91
Forfeited	(1,000)	7.50
Restricted stock awards unvested at December 31, 2015	18,450	$9.09

MYOS RENS TECHNOLOGY INC.

(Formerly known as MYOS CORPORATION)

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

At December 31, 2015, the weighted-average remaining vesting period of unvested restricted stock awards was 1.4 years.

Stock-Based Compensation:

Stock-based compensation was $931 and $1,691 for the years ended December 31, 2015 and 2014, respectively. Stock-based compensation consists of expenses related to the issuance of stock options and restricted stock. The following table summarizes the components of stock-based compensation in the statements of operations for the years ended December 31, 2015 and 2014:

	December 31,	December 31,
(In thousand $)	2015	2014
Research and development	$99	$123
Selling, general and administrative	832	1,568
Total stock-based compensation	$931	$1,691

The aggregate unrecognized compensation expense of stock options and restricted stock at December 31, 2015 was $764, which will be recognized through January 2019.

NOTE 11 - INCOME TAXES

Income tax expense for the years ended December 31, 2015 and 2014 is shown as follows:

	December 31,	December 31,
(In thousand $)	2015	2014
Current provision	$2	$(748)
Deferred provision	-	-
Total tax provision (benefit)	$2	$(748)

Included in the year ended December 31, 2014 is an income tax benefit resulting from the reversal of a valuation allowance previously recorded against the Company’s New Jersey State net operating losses (“NOL”) that resulted from the Company’s sale of $8,890 of its New Jersey State NOLs and $15 of its unused research and development tax credits under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) for cash of $750, net of commissions. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of NOLs and defined research and development tax credits for cash. The remaining net deferred tax asset as of December 31, 2014 remains fully offset by a valuation allowance due to the Company’s history of losses. The net deferred tax asset as of December 31, 2015 remains fully offset by a valuation allowance due to the Company’s history of losses.

The significant components of the Company's deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows:

(In thousand $)	December 31, 2015	December 31, 2014
Federal net operating losses	$5,335	$3,997
State net operating losses	394	160
Stock options	1,043	1,104
Federal tax credit	110	110
Amortization	478	507
Depreciation	(1)	(12)
Contributions	13	13
Other	297	120
Total gross deferred tax assets/(liabilities)	$7,669	$5,999

Less valuation allowance	(7,669)	(5,999)

Net deferred tax assets/(liabilities)	$-	$-

MYOS RENS TECHNOLOGY INC.

(Formerly known as MYOS CORPORATION)

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

The income tax benefit for the year ended December 31, 2015 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before tax benefit as a result of nondeductible expenses, tax credits generated, utilization of net operating loss carryforwards, and increases in the Company’s valuation allowance.

	December 31,	December 31,
(In thousand $)	2015	2014
Federal statutory tax benefit	$(1,726)	$(1,770)
Sale of NJ NOL/credits	-	(495)
Permanent differences	306	136
Research and development	-	(110)
State taxes	1	1
Valuation allowance	1,421	2,074
Stock compensation	-	(584)
Income tax provision (benefit)	$2	$(748)

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the available evidence, both positive and negative, the Company determined that valuation allowances of $7.7 million and $6.0 million at December 31, 2015 and 2014, respectively, were necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

At December 31, 2015, the Company had approximately $15.7 million of gross federal net operating loss carry-forwards. At December 31, 2015, the Company had approximately $6.6 million of gross state net operating loss carry-forwards. If not utilized, the federal and state net operating loss carry-forwards will begin to expire in 2027. The utilization of such net operating loss carry-forwards and realization of tax benefits in future years depends predominantly upon having taxable income. The Company also has $110 of federal research and development credits which will begin to expire in 2033 if not utilized.

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

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2015 there were no uncertain positions. The federal and state income tax returns of the Company for 2012, 2013, 2014 and 2015 are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. There was no income tax related interest and penalties included in the income tax provision for 2015 and 2014.

Note 12 – Commitments and Contingencies

Operating Lease

The Company leases its corporate offices under an operating lease. The term of the lease is five years commencing on January 1, 2015 and expiring on December 31, 2019. We have two options to renew our lease for an additional three years each.

MYOS RENS TECHNOLOGY INC.

(Formerly known as MYOS CORPORATION)

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

At December 31, 2015, the future minimum lease payments under the non-cancellable operating lease in excess of one year is as follows:

(In thousand $)
Years Ended December 31,	Amount
2016	$152
2017	181
2018	187
2019	191
Total	$711

Rent expense including common area maintenance charges and taxes for the years ended December 31, 2015 and 2014 was $225 and $75, respectively.

Defined Contribution Plan

The Company established a 401(K) Plan (the “401(K) Plan”) for eligible employees of the Company effective April 1, 2014. Generally, all employees of the Company who are at least twenty-one years of age and who have completed three months of service are eligible to participate in the 401(K) Plan. The 401(K) Plan is a defined contribution plan that provides that participants may make salary deferral contributions, of up to the statutory maximum allowed by law (subject to catch-up contributions) in the form of voluntary payroll deductions. The Company’s matching contribution is equal to 100 percent on the first four percent of a participant’s compensation which is deferred as an elective deferral. The Company’s aggregate matching contributions were $49 and $26 for the years ended December 31, 2015 and 2014, respectively.

Supply Agreement

On July 18, 2014, the Company entered into the First Amended and Restated Exclusive Supply Agreement (the “Supply Agreement”) with DIL. Pursuant to the Supply Agreement, DIL manufactures and supplies Fortetropin exclusively to the Company and may not manufacture Fortetropin for other entities. In exchange, the Company agreed to purchase minimum quantities of Fortetropin at fixed prices through 2016. DIL agreed to assign its United States patent application for the manufacture of the formula to the Company and the Company agreed, for a period of seven years from the expiration of the Supply Agreement, to pay DIL a low single-digit royalty payment for each kilogram of Fortetropin produced by the Company, subject to certain minimum and maximum amounts. DIL also granted the Company a right of first refusal to license and/or acquire the European patent it owns for the manufacture of the formula. The Supply Agreement expires on December 31, 2016, and may be renewed for additional one-year periods unless terminated by either party by giving a ninety day notice before the expiration of the current term. Included in prepaid expenses and other current assets at December 31, 2015 and 2014 were payments of $250 and $664, respectively, that the Company paid in advance for 2014 inventory purchases yet to be delivered by DIL. The minimum purchase obligations under the Supply Agreement are €1,957, or approximately $2,135, in 2015 (including 2014 and 2015 purchase commitments of €229, or approximately $250, and €1,728, or approximately $1,885, respectively, which were not yet made) and €1,728, or approximately $1,885, in 2016. Our failure to meet the 2014 and 2015 minimum purchase commitments could be considered a material breach under the terms of the Supply Agreement, and DIL can seek to terminate the Supply Agreement. Upon receipt of written notice of a material breach, the Company would have sixty days to fulfill the purchase requirements. If we do not cure the breach within sixty days, DIL may terminate the Supply Agreement immediately upon sending us written notification. If the Supply Agreement is terminated, DIL may seek to invalidate the assignment of the patent application, which could cause us to incur significant expenses to defend against such claim. If DIL is successful in invalidating the assignment of the patent application, we may be limited from manufacturing, selling or using Fortetropin, which would adversely impact our business, financial condition and results of operations.

Product Liability

As a manufacturer of nutritional supplements that are ingested by consumers, the Company may be subject to various product liability claims. Although we have not had any claims to date, it is possible that future product liability claims could have a material adverse effect on our business or financial condition, results of operations or cash flows. The Company currently maintains products liability insurance of $5 million per-occurrence and a $10 million annual aggregate coverage. At December 31, 2015 and 2014, the Company had not recorded any accruals for product liability claims.

MYOS RENS TECHNOLOGY INC.

(Formerly known as MYOS CORPORATION)

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Note 13 – Related Party Transactions

The following is a description of the transactions we have engaged in with our directors, director nominees and officers and beneficial owners of more than five percent of our voting securities and their affiliates:

On August 1, 2015, we entered into a consulting agreement with Muscle Longevity LLC, a company that has the same owner as Ultra Pro Sports, LLC, a greater than 5% beneficial owner of our common stock. Under the terms of the agreement, Muscle Longevity LLC agreed to provide introductions and referrals to new distribution channels for our products including, but not limited to, health and wellness centers and sports nutrition companies and to conduct industry research and advise us regarding distributors, markets, and sales opportunities for the Company’s products. As compensation for the services, Muscle Longevity LLC is paid a consulting fee of $16 per month.

On December 17, 2015, we issued an unsecured promissory note in the principal amount of $575 to Gan Ren, the son of Ren Ren, who is currently a director of the Company and its largest stockholder. The note bears interest at a rate of 8% per annum and matures one year from the date of issuance. Upon maturity, the note and any accrued interest thereon will automatically convert into shares of common stock at $2.75 per share unless earlier converted.

On December 17, 2015, we entered into the Purchase Agreement with Rens Technology Inc. (the “Purchaser”), an entity which is controlled by Ren Ren, who is currently a director of the Company and its largest stockholder. For additional information refer to Note 1 – Strategic Investment Transaction. The Board agreed to issue Mr. Ren 18,182 shares of the Company’s common stock upon completion of the first tranche of the Financing for his services to the Company as a member of the Board.

Note 14 – Subsequent Events

Amendments to Articles of Incorporation

In connection with the Purchase Agreement and related Financing, on March 3, 2016 (see NOTE 1), the Company’s stockholders approved certain charter amendments including (i) to increase the Company’s authorized shares of common stock from 8,000,000 to 12,000,000 and (ii) to provide for the classification of the Company’s Board into three classes of directors with staggered three-year terms of office. As a result, on March 8, 2016, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to increase the number of authorized shares of common stock from 8,000,000 to 12,000,000 and to provide for the classification of the Company’s Board into three classes.

Subsidiary Merger and Name Change

On March 17, 2016, the Company completed a merger with its wholly-owned subsidiary, MYOS RENS Technology Inc., and formally assumed the subsidiary’s name by filing Articles of Merger (the “Articles”) with the Secretary of State of the State of Nevada. The subsidiary was incorporated solely for the purpose of effecting the name change and the merger did not affect the Company’s articles of incorporation or corporate structure in any other way.

