Form 10-Q
period 2016-03-31
MYOS RENS TECHNOLOGY INC.
filed 2016-05-13
CIK 1402479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission file number 000-53298

MYOS RENS TECHNOLOGY INC.

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

As of May 12, 2016, the registrant had 5,081,055 shares of common stock outstanding.

MYOS RENS TECHNOLOGY INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$5,217	$879
Accounts receivable, net	45	406
Inventories, net	1,391	1,467
Prepaid expenses and other current assets	360	523
Total current assets	7,013	3,275

Fixed assets, net	273	287
Intangible assets, net	1,684	1,780
Total assets	$8,970	$5,342

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$374	$328
Accrued expenses and other current liabilities	379	717
Convertible note	575	575
Term Note	-	100
Total current liabilities	1,328	1,720

Contract liability	119	117

Total liabilities	1,447	1,837

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value; 500,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 12,000,000 and 8,000,000 shares authorized; at March 31, 2016 and December 31, 2015, respectively; 5,052,873 and 3,552,873 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	5	4
Additional paid-in capital	32,183	26,946
Accumulated deficit	(24,665)	(23,445)
Total stockholders' equity	7,523	3,505

Total liabilities and stockholders' equity	$8,970	$5,342

See accompanying notes to unaudited condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited; in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015

Net revenues	$195	$6
Cost of sales (excludes amortization of acquired intangibles)	213	5
Gross profit	(18)	1
Operating expenses
Research and development	164	189
Selling, general and administrative	931	1,288
Amortization of acquired intangibles	52	52
Loss on asset impairments	44	-
Total operating expenses	1,191	1,529
Operating loss	(1,209)	(1,528)

Other income (expense)
Interest expense	(11)	-
Total other income (expense)	(11)	-

Loss before income taxes	(1,220)	(1,528)

Income tax (provision) benefit	-	(1)
Net loss and comprehensive loss	$(1,220)	$(1,529)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.31)	$(0.50)

Weighted average number of common shares outstanding:
Basic and diluted	3,998	3,084

See accompanying notes to unaudited condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(1,220)	$(1,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14	12
Amortization	52	52
Provision for inventory reserve	36	-
Accretion of contract liability	2	7
Stock-based compensation	97	287
Impairment charge	44	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	361	300
Decrease in inventories	40	4
(Increase) decrease in prepaid expenses and other current assets	163	(56)
(Decrease) in accounts payable and accrued expenses	(292)	(54)
Net cash used in operating activities	(703)	(977)

Cash Flows From Financing Activities:
Repayment of term note	(100)	-
Proceeds from private placement of common stock	5,250	-
Offering costs	(109)	-
Net cash provided by financing activities	5,041	-

Net increase (decrease) in cash	4,338	(977)
Cash at beginning of period	879	1,567
Cash at end of period	$5,217	$590

Supplemental schedule of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$-	$1

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$-	$7

See accompanying notes to unaudited condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND LIQUIDITY

Nature of Operations

MYOS RENS Technology Inc. is an emerging bionutrition and biotherapeutics company focused on the discovery, development and commercialization of products that improve muscle health and function. The Company was incorporated under the laws of the State of Nevada on April 11, 2007. On March 17, 2016, the Company merged with its wholly-owned subsidiary and changed its name from MYOS Corporation to MYOS RENS Technology Inc. As used in these financial statements, the terms the “Company”, “MYOS”, “our”, or “we”, refer to MYOS RENS Technology Inc. and its subsidiary, unless the context indicates otherwise. On February 25, 2011, the Company entered into an agreement to acquire the intellectual property for Fortetropin®, our proprietary active ingredient from Peak Wellness, Inc.

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

In February 2014, we expanded our commercial operations into the age management market through a distribution agreement with Cenegenics Product and Lab Services, LLC (“Cenegenics”), under which Cenegenics distributes and promotes a proprietary formulation containing Fortetropin through its age management centers and its community of physicians focused on treating a growing population of patients focused on proactively addressing age-related health and wellness concerns. On November 28, 2014, we entered into a settlement agreement with Cenegenics wherein we agreed to accept $1,900 by April 2016, (i.e., $300 in the fourth quarter of 2014 and $100 per month from January 2015 through April 2016) in full satisfaction of Cenegenics’ outstanding obligations with respect to units of product produced by the Company, including units that had not yet been shipped to Cenegenics at the time of the settlement agreement. In exchange, we agreed to withdraw our October 10, 2014 request for arbitration before the International Chamber of Commerce. During the second quarter of 2015, Cenegenics accepted delivery of the remaining units that we were storing on its behalf. Given the settlement agreement’s extended payment schedule, the Company deferred the revenue and related cost associated with the shipment and recorded the revenue and cost of sales as the related payments were received through April 2016. The distribution agreement with Cenegenics expires in December 2016. We expect minimal future sales to Cenegenics, if any.

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

Strategic Investment Transaction

On December 17, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with RENS Technology Inc. (the “Purchaser”), pursuant to which the Purchaser agreed to invest $20.25 million in the Company (the “Financing”) in exchange for (i) an aggregate of 3,537,037 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”), and (ii) warrants to purchase an aggregate of 884,259 shares of Common Stock (the “Warrants”, and together with the Shares, the “Securities”). The Purchaser will purchase the Securities in three tranches over twenty-four months. In the first tranche, which closed on March 3, 2016, the Purchaser acquired 1,500,000 Shares and a warrant to purchase 375,000 shares of Common Stock (the “First Closing Warrant”) for $5.25 million. In the second tranche, which we expect will close by September 2016, the Purchaser will acquire 925,926 Shares and a warrant to purchase 231,481 shares of Common Stock (the “Second Closing Warrant”) for $5.0 million. In the third tranche, which we expect will close within eighteen months of the closing of the second tranche, the Purchaser will acquire 1,111,111 Shares and a warrant to purchase 277,778 shares of Common Stock (the “Third Closing Warrant”) for $10.0 million. Each of the Warrants will be immediately exercisable upon issuance, will expire five years after issuance and will have the following exercise prices: (a) $7.00 per share for the First Closing Warrant, (b) $10.80 per share for the Second Closing Warrant and (c) $18.00 per share for the Third Closing Warrant. In addition, the Company agreed: (i) that the Purchaser will have the right to appoint four persons to the Company’s board of directors, subject to adjustment based on the Purchaser’s ownership percentage of the Company; (ii) to provide the Purchaser with a right to participate in 50% (or 100% if shares are to be issued for less than $3.50 per share) of any future financings pursued by the Company within 12 months from the closing of the third tranche of the Financing; and, (iii) until the closing of the third tranche, the Company will not take certain actions, including issuing shares (except for certain permitted issuances) or appointing new officers and directors, without the Purchaser’s consent.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

The first tranche of the Financing was completed on March 3, 2016. The Company intends to use the net proceeds from the first tranche of the Financing to fund its working capital, product development and marketing, research and development and other general corporate purposes. Concurrent with the execution of the Purchase Agreement, the Company entered into an exclusive distribution agreement (the “Distribution Agreement”) with RENS Agriculture Science & Technology Co. Ltd., (“RENS Agriculture”), the parent company of the Purchaser. Pursuant to the terms of the Distribution Agreement, the Company will supply product for RENS Agriculture’s exclusive distribution in China (including mainland China, Hong Kong, Macau and Taiwan) and all countries in Southeast Asia in exchange for payment terms to be mutually agreed upon the conclusion of a market study and trial sale. In addition, the Purchaser agreed that, subsequent to the closing of the first tranche of the Financing, it will assist the Company in: utilizing its food technologies in the Company’s existing and future products, finding suitable manufacturing partners in China, locating suitable acquisition targets in China and setting up a subsidiary in China.

In addition, on December 17, 2015, the Company issued a convertible note in the amount of $575 to Gan Ren, a related party of RENS Agriculture. The convertible note provided short-term funding to the Company prior to the closing of the first tranche of the Financing. For additional information on the convertible note with Gan Ren refer to “NOTE 6 – Debt – Convertible Note.”

Liquidity

As of March 31, 2016, the Company had cash of $5,217 and working capital of $5,685 (current assets of $7,013 less current liabilities of $1,328). For the three months ended March 31, 2016 and 2015 our net loss was $1,220 and $1,529, respectively. In addition, net cash used in operating activities for the three months ended March 31, 2016 and 2015 was $703 and $977, respectively. At March 31, 2016 and December 31, 2015, we had an accumulated deficit of $24,665 and $23,445, respectively. At March 31, 2016, we had outstanding borrowings of $575 under a convertible note (See NOTE 6 – Debt – Convertible Note).

We may seek to raise additional capital through the issuance of debt or equity securities. Should the Company seek additional debt and/or equity financing, it cannot assure that such financing will be available on acceptable terms, if at all. Based on management’s forecast, as of the filing date of this Form 10-Q, we believe that we will have sufficient capital resources from operations and existing financing arrangements, including the Financing discussed above, in order to meet operating expenses and working capital requirements for at least the next twelve months.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures required by U.S. GAAP for complete consolidated financial statements have been condensed or omitted herein. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The unaudited interim condensed consolidated financial statements presented herein reflect all normal adjustments that are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The Company is responsible for the unaudited interim condensed consolidated financial statements included in this report. The results of any interim period are not necessarily indicative of the results for the full year.

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of MYOS RENS Technology Inc. and its wholly-owned subsidiary, Atlas Acquisition Corp. All material intercompany balances and transactions have been eliminated.

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

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

The Company has recorded minimal sales during the past seven consecutive quarters. Management’s estimates, including evaluation of impairment of long-lived assets and inventory reserves are based in part on forecasted future results. A variety of factors could cause actual results to differ from forecasted results and these differences could have a significant effect on asset carrying amounts.

Cash and Cash Equivalents

As of March 31, 2016 and December 31, 2015, the Company had cash of $5,217 and $879, respectively. The Company considers all highly liquid investments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At March 31, 2016 and December 31, 2015, the Company had no cash equivalents.

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

Concentrations of Risk, Significant Customers and Significant Supplier

Management regularly reviews accounts receivable and if necessary, establishes an allowance for doubtful accounts that reflects management’s best estimate of amounts that may not be collectible based on historical collection experience and specific customer information. Bad debt expense recognized as a result of an allowance for doubtful accounts is classified under selling, general and administrative expenses in the statements of operations. Bad debt expense was $0 for both the three months ended March 31, 2016 and 2015.

At March 31, 2016 and December 31, 2015, the Company had the following concentrations of net accounts receivable with customers:

(In thousand $)	March 31,	December 31,
	2016	2015
Cenegenics	$22	$400
Other	23	6
Accounts receivable, net	$45	$406

The Company currently relies on one third-party manufacturer to produce Fortetropin (see NOTE 12 – Commitments and Contingencies - Supply Agreement). This manufacturer purchases all the needed raw materials from suppliers and coordinates any additional production steps with third-parties. We have multiple vendors for blending, packaging and labeling our products.

Inventories, net

Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis.

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

We review our fixed assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. If the assets are determined to be unrecoverable, an impairment loss is calculated by determining the difference between the carrying values and the estimated fair value. We did not consider any of our fixed assets to be impaired during the three months ended March 31, 2016 and 2015.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

Intangible assets also includes patent costs associated with applying for a patent and being issued a patent. Costs to defend a patent and costs to invalidate a competitor’s patent or patent application are expensed as incurred. Upon issuance of the patent, capitalized patent costs are reclassified from intangibles with indefinite lives to intangibles with finite lives and amortized on a straight-line basis over the shorter of the estimated economic life or the initial term of the patent, generally 20 years. During the three months ended March 31, 2016, the Company recorded an impairment loss of $44 related to the write-off of capitalized patent costs due to the unlikelihood of certain patents being issued. There was no impairment loss recognized for the three months ended March 31, 2015.

Intangible assets at March 31, 2016 and December 31, 2015 consisted of the following:

(In thousand $)	March 31,	December 31,
	2016	2015
Intangibles with finite lives:
Intellectual property	$2,101	$2,101
Less: accumulated amortization	(417)	(365)
Total intangibles with finite lives:	1,684	1,736
Intangibles with indefinite lives:
Patent costs	-	44
Total intangibles with indefinite lives:	-	44
Total intangible assets, net	$1,684	$1,780

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense for intangible assets is estimated to be $158 over the remainder of 2016 and $210 in each of the next five years.

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

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

Advertising

The Company charges the costs of advertising to selling, general and administrative expenses as incurred. Advertising and promotional costs were $118 and $186 for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016 and 2015, advertising and promotional costs consisted primarily of marketing costs for our Rē Muscle Health products.

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

Shipping and Handling Costs

The Company records costs of shipping and handling of products to our customers in cost of sales. These expenses were $8 and $0 for the three months ended March 31, 2016 and 2015, respectively.

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

Comprehensive Loss

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by, or distributions to, the Company’s stockholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are included in comprehensive income (loss), but excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company had no other comprehensive income (loss) items for the three months ended March 31, 2016 and 2015. Accordingly, the Company's comprehensive loss and net loss are the same for all periods presented.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement. At March 31, 2016 and December 31, 2015, the Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable and accrued expenses and short-term debt. Due to their short-term nature, the carrying amounts of the Company’s financial instruments approximated their fair values.

Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Potential dilutive securities outstanding are not included in the computation of diluted net loss per share, because including potential dilutive securities outstanding in the denominator of a diluted per-share computation would result in an anti-dilutive per share amount when an entity has a net loss for the period. For the three months ended March 31, 2016 and 2015, the Company incurred a net loss. Accordingly, the Company’s common stock equivalents were anti-dilutive and excluded from the diluted net loss per share computation. The aggregate number of potentially dilutive common stock equivalents outstanding at March 31, 2016 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 1,704,421, which includes warrants to purchase an aggregate 1,136,878 shares of common stock, options to purchase an aggregate of 337,340 shares of common stock, 213,903 shares issuable upon the conversion of a convertible promissory note and accrued interest thereon (See NOTE 6 – Debt – Convertible Note) and unvested restricted stock awards of 16,300 shares of common stock. The aggregate number of potentially dilutive common stock equivalents outstanding at March 31, 2015 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 1,447,115, which includes warrants to purchase an aggregate 958,185 shares of common stock, options to purchase an aggregate of 470,880 shares of common stock and unvested restricted stock awards of 18,050 shares of common stock.

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

Interest costs and penalties related to income taxes are classified as interest expense and operating expenses, respectively, in the Company's financial statements. For the three months ended March 31, 2016 and 2015, the Company did not recognize any interest or penalty expense related to income taxes. The Company files income tax returns in the U.S. federal jurisdiction and states in which it does business.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will continue to primarily depend on its classification as a finance or operating lease. However, unlike current U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. ASU 2016-02 is effective for us beginning January 1, 2019 with early application permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this update define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. This update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update are effective for us beginning January 1, 2017. Early application is permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 4 – INVENTORIES, NET

Inventories, net at March 31, 2016 and December 31, 2015 consisted of the following:

(In thousand $)	March 31, 2016	December 31, 2015
Raw materials	$1,996	$1,997
Work in process	1	1
Finished goods	125	167
	2,122	2,165
Less: inventory reserves	(731)	(698)
Inventories, net	$1,391	$1,467

NOTE 5 – FIXED ASSETS

Fixed assets at March 31, 2016 and December 31, 2015 consisted of the following:

(In thousand $)	March 31, 2016	December 31, 2015
Furniture, fixtures and equipment	$116	$116
Computers and software	66	66
Leasehold improvements	239	239
Other	7	7
Total fixed assets	428	428
Less: accumulated depreciation and amortization	(155)	(141)
Net book value of fixed assets	$273	$287

Depreciation and amortization expense was $14 and $12 for the three months ended March 31, 2016 and 2015, respectively. Repairs and maintenance costs are expensed as incurred.

NOTE 6 – DEBT

Convertible Note

On December 17, 2015, concurrent with the execution of the Purchase Agreement with RENS Technology Inc., the Company issued an unsecured promissory note in the principal amount of $575 (the “Note”) to Gan Ren, a related party of RENS Agriculture. The Note bears interest at a rate of 8% per annum and matures on December 17, 2016 (the “Maturity Date”). On the Maturity Date, the Note and any accrued interest thereon will automatically convert into shares of Common Stock at $2.75 per share (the “Conversion Price”), unless earlier converted. At any time prior to the Maturity Date, the holder of the Note may convert in whole or in part the Note and any accrued interest into shares of Common Stock at the Conversion Price. Subject to conversion terms, the Note may be prepaid in whole or in part at any time by the Company prior to the Maturity Date, without penalty. In the event of a prepayment, the holder will have the right to convert the unpaid principal and accrued interest owing under the Note, in whole or in part, into shares of Common Stock at the Conversion Price. The Note includes standard events of default including non-payment of the principal or accrued interest due on the Note. Upon an event of default, all obligations under the Note will become due and payable.

Term Note

On September 10, 2015, the Company converted its outstanding revolving note with City National Bank, which had a termination date of August 31, 2015, into a term note (the “Term Note”). The Term Note provided that the then outstanding balance of $400 shall be payable along with interest thereon on the last day of each month in four (4) consecutive installments of $100, with the final installment due and payable in full on December 31, 2015. The Term Note was collateralized by all inventory, chattel paper, accounts, equipment, general intangibles, securities and instruments and contained customary events of default, including failure to make payment and bankruptcy. At March 31, 2016 there were no borrowings under the Term Note. At December 31, 2015, the balance under the Term Note was $100. The Term Note was paid in full on January 7, 2016.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 7 - PREPAID EXPENSES, OTHER CURRENT ASSETS AND ACCRUED EXPENSES

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses and other current assets at March 31, 2016 and December 31, 2015 consisted of the following:

(In thousand $)	March 31, 2016	December 31, 2015
Prepaid insurance	$82	$32
Prepaid inventory purchases	250	250
Deferred Charges(1)	15	217
Other	13	24
Total prepaid expenses and other current assets	$360	$523

(1)	Deferred charges at March 31, 2016 includes $15 related to the cost of inventory shipped to Cenegenics in May 2015 where revenue was deferred until payment of the commensurate sale is received. Deferred charges at December 31, 2015 includes $153 related to the cost of inventory shipped to Cenegenics in May 2015 and deferred financing costs of $65 related to the Financing. The Financing costs were reclassified to additional paid-in capital during the first quarter of 2016, upon consummation of the first tranche of the Financing.

Accrued Expenses

Accrued expenses consist of estimated future payments that relate to the current and prior accounting periods. Management reviews these estimates regularly to determine their reasonableness. Accrued expenses at March 31, 2016 and December 31, 2015 consisted of the following:

(In thousand $)	March 31, 2016	December 31, 2015
Advertising and promotional expense payable	$201	$171
Audit fees payable	29	64
Deferred rent	45	47
Deferred revenue(1)	22	228
Research & development	30	30
Accrued interest expense	24	13
Accrued salaries & bonuses	3	151
Consulting fees payable	5	2
Other accrued expenses	20	11
Total accrued expenses	$379	$717

(1)	Deferred revenue represents revenue to be recognized in connection with inventory shipped to Cenegenics in May 2015. The shipment was made under a settlement agreement with Cenegenics that included extended payment terms. Accordingly the Company has deferred the revenue until cash is collected from the customer.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 8 – STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the three months ended March 31, 2016 were as follows:

(In thousand $)			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2015	3,552,873	$4	$26,946	$(23,445)	$3,505
Private placement, net	1,500,000	1	5,140	-	5,141
Stock-based compensation expense	-	-	97	-	97
Net loss	-	-	-	(1,220)	(1,220)
Balance at March 31, 2016	5,052,873	$5	$32,183	$(24,665)	$7,523

Increase in Number of Authorized Shares

On March 8, 2016, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to increase the number of authorized shares of common stock. As a result of the amendment, the number of the Company’s authorized shares of common stock increased from 8,000,000 to 12,000,000.

Issuances of Common Stock

The Company has periodically issued common stock in connection with certain private and public offerings. For the three months ended March 31, 2016 and the year ended December 31, 2015, the Company has received aggregate gross proceeds of $6,251 from these offerings as follows:

(In thousand $)
			Gross
Date	Shares		Proceeds
May 18, 2015	190,609	(1)	$1,001
November 30, 2015	193,865	(2)	-
March 3, 2016	1,500,000	(3)	5,250
	1,884,474		$6,251

(1)	Shares issued pursuant to Warrant Exercise Agreements with certain holders of the Series D warrants. For additional information refer to Part IV, Item 15, “Notes to Consolidated Financial Statements: Note 9 – Warrants” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
(2)	Shares issued pursuant to Make Whole Shares provision of the November 2014 registered offering. For additional information refer to Part IV, Item 15, “Notes to Consolidated Financial Statements: Note 9 – Warrants” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
(3)	Shares issued pursuant to the closing of the first tranche of the Financing with RENS Technology Inc. on March 3, 2016.

NOTE 9 - WARRANTS

On March 3, 2016, the Company completed the first tranche of the Financing, pursuant to which the Purchaser acquired a warrant to purchase 375,000 shares of Common Stock. The First Closing Warrant is immediately exercisable upon issuance, will expire five years after issuance and has an exercise price of $7.00 per share. The First Closing Warrant was determined to have an estimated aggregate fair value of $480 at issuance.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

The following table summarizes information about outstanding and exercisable warrants at March 31, 2016:

Description	Grant Date	Number of Shares Underlying Warrants Originally Granted	Shares Underlying Warrants Exchanged, Exercised or Expired	Shares Underlying Warrants Outstanding and Exercisable at March 31, 2016	Exercise Price	Expiration Term in Years
Series A(1)	January 27, 2014	315,676	-	315,676	$15.00	0.83
Series B(1)	January 27, 2014	157,846	-	157,846	$45.00	2.82
Series C(2)	November 19, 2014	145,399	(142,957)	2,442	$12.00	4.13
			142,957	142,957	$9.00	4.13
Series D(2)	November 19, 2014	193,865	(193,865)	-	N/A	N/A
Series E(2)	November 19, 2014	145,399	(145,399)	-	N/A	N/A
			142,957	142,957	$9.00	6.13
First Closing(3)	March 3, 2016	375,000	-	375,000	$7.00	4.92
		1,333,185	(196,307)	1,136,878

(1)	Issued in connection with the January 27, 2014 private placement transaction.
(2)	Issued in connection with the November 19, 2014 registered-direct public offering, and subsequently revised pursuant to Warrant Exercise Agreements entered into on May 18, 2015.
(3)	Issued upon the closing of the first tranche of the Financing with Rens Technology Inc. on March 3, 2016.

The following table summarizes the activities in warrants for the three months ended March 31, 2016:

		Weighted
	Shares	Average
	Underlying	Exercise
	Warrants	Price
Balance at December 31, 2015	761,878	$18.95
Warrants granted	375,000	7.00
Balance at March 31, 2016	1,136,878	$15.01

The following table summarizes the assumptions used to value the warrants at the grant/modification date using the Black-Scholes option pricing model:

Description	Grant / Modification Date	Number of Shares Underlying Warrants Granted	Stock Price on Measurement Date	Exercise Price	Expected Term	Expected Volatility	Dividend Yield	Risk Free Rate
Series A	January 27, 2014	315,676	$7.00	$15.00	3.00	150.00%	0.00%	0.76%
Series B	January 27, 2014	157,846	$7.00	$45.00	5.00	150.00%	0.00%	1.61%
Series C	November 19, 2014	145,399	$9.37	$12.00	5.50	94.60%	0.00%	1.64%
Repricing Series C	May 18, 2015	142,957	$5.95	$9.00	5.00	96.34%	0.00%	1.46%
Series D	November 19, 2014	193,865	$9.37	$9.37	0.50	93.44%	0.00%	0.07%
Repricing Series D	May 18, 2015	190,609	$5.95	$5.25	0.00	226.56%	0.00%	0.02%
Series E	November 19, 2014	145,399	$9.37	$15.00	7.50	94.60%	0.00%	1.64%
Repricing Series E	May 18, 2015	142,957	$5.95	$9.00	7.00	96.34%	0.00%	1.87%
First Closing	March 3, 2016	375,000	$1.74	$7.00	5.00	130.07%	0.00%	1.33%

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 10 - STOCK COMPENSATION

Equity Incentive Plan

The Company’s 2012 Equity Incentive Plan (as amended, the “Plan”) provides for the issuance of up to 550,000 shares of our common stock. The Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. As of March 31, 2016, the remaining shares of common stock available for future issuance of awards was 172,561. The Company granted an aggregate of 30,000 options to purchase restricted common stock to certain directors prior to the adoption of the Plan of which 25,000 options to purchase restricted common stock are outstanding and exercisable at March 31, 2016.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2016:

			Weighted
		Weighted	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Options	Price	Term (Years)
Balance at December 31, 2015	400,545	$14.56	8.61
Options forfeited	(15,000)	12.50
Options cancelled	(48,205)	13.35
Balance at March 31, 2016	337,340	$14.82	7.55

At March 31, 2016, the exercisable options had no intrinsic value.

The following table summarizes information about options outstanding and exercisable at March 31, 2016:

Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
	Options	Remaining		Options	Remaining
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Contractual Life
$7.00	5,000	6.15	$7.00	5,000	6.15
$8.60	22,000	7.95	$8.60	22,000	7.95
$10.00	5,040	6.86	$10.00	5,040	6.86
$11.00	3,000	6.77	$11.00	3,000	6.77
$12.10	30,500	8.11	$12.10	22,875	8.11
$12.50	111,800	8.20	$12.50	60,300	7.70
$12.55	20,000	8.14	$12.55	5,000	8.14
$13.45	2,000	8.23	$13.45	500	8.23
$13.50	12,000	8.24	$13.50	3,000	8.24
$13.75	6,000	8.43	$13.75	4,500	8.43
$17.50	100,000	6.86	$17.50	100,000	6.86
$32.00	15,000	5.29	$32.00	15,000	5.29
$34.50	5,000	5.32	$34.50	5,000	5.32
	337,340			251,215

As of March 31, 2016, there were 86,125 remaining unvested options, with vesting terms ranging from 0.4 to 2.8 years. As of March 31, 2016, vested options had a weighted-average remaining contractual term of 7.2 years and a weighted-average exercise price of $15.57 per share.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Restricted Stock Awards

The following table summarizes restricted stock awards activity during the three months ended March 31, 2016:

		Weighted
		Average
		Grant Date
	Shares	Share Price
Restricted stock awards unvested at December 31, 2015	18,450	$9.09
Vested	(2,150)	7.87
Restricted stock awards unvested at March 31, 2016	16,300	$9.25

At March 31, 2016, the weighted-average remaining vesting period of unvested restricted stock awards was 1.07 years.

Stock-Based Compensation:

For the three months ended March 31, 2016 and 2015, stock-based compensation was $97 and $287, respectively, which consists of expenses related to the issuance of stock options and restricted stock. The following table summarizes the components of stock-based compensation included in the statements of operations for the three months ended March 31, 2016 and 2015:

(In thousand $)	Three months ended
	March 31,
	2016	2015
Research and development	(8)	25
Selling, general and administrative	105	262
Total stock-based compensation	$97	$287

The aggregate unrecognized compensation expense of stock options and restricted stock at March 31, 2016 was $550, which will be recognized through January 2019.

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

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

At March 31, 2016, the future minimum lease payments under the non-cancellable operating lease in excess of one year is as follows:

(In thousand $)

Years Ended December 31,	Amount
2016 (remaining nine months)	$135
2017	181
2018	187
2019	191
Total	$694

Rent expense including common area maintenance charges and taxes for the three months ended March 31, 2016 and 2015 was $76 and $55, respectively.

Defined Contribution Plan

The Company established a 401(K) Plan (the “401(K) Plan”) for eligible employees of the Company effective April 1, 2014. Generally, all employees of the Company who are at least twenty-one years of age and who have completed three months of service are eligible to participate in the 401(K) Plan. The 401(K) Plan is a defined contribution plan that provides that participants may make salary deferral contributions, of up to the statutory maximum allowed by law (subject to make-up contributions) in the form of voluntary payroll deductions. The Company’s matching contribution is equal to 100 percent on the first four percent of a participant’s compensation which is deferred as an elective deferral. The Company’s aggregate matching contribution for the three months ended March 31, 2016 and 2015 were $7 and $14, respectively.

Supply Agreement

On July 18, 2014, the Company entered into the First Amended and Restated Exclusive Supply Agreement (the “Supply Agreement”) with DIL. Pursuant to the Supply Agreement, DIL manufactures and supplies Fortetropin exclusively to the Company and may not manufacture Fortetropin for other entities. In exchange, the Company agreed to purchase minimum quantities of Fortetropin at fixed prices through 2016. DIL agreed to assign its United States patent application for the manufacture of the formula to the Company and the Company agreed, for a period of seven years from the expiration of the Supply Agreement, to pay DIL a low single-digit royalty payment for each kilogram of Fortetropin produced by the Company, subject to certain minimum and maximum amounts. DIL also granted the Company a right of first refusal to license and/or acquire the European patent it owns for the manufacture of the formula. The Supply Agreement expires on December 31, 2016, and may be renewed for additional one-year periods unless terminated by either party by giving a ninety day notice before the expiration of the current term. Included in prepaid expenses and other current assets at March 31, 2016 and December 31, 2015 was $250 for inventory purchases the Company made in 2014, which have not yet been delivered by DIL. The minimum purchase obligations under the Supply Agreement are €3,685, or approximately $4,185, in 2016 (including 2014, 2015 and first quarter 2016 purchase commitments of €229, or approximately $260, €1,728, or approximately $1,962, and €432, or approximately $491, respectively, that were not yet made) and €1,296, or approximately $1,472, for the remaining nine months of 2016. Our failure to meet the 2014, 2015 and first quarter 2016 minimum purchase commitments could be considered a material breach under the terms of the Supply Agreement, and DIL can seek to terminate the Supply Agreement. Upon receipt of written notice of a material breach, the Company would have sixty days to fulfill the purchase requirements. If we do not cure the breach within sixty days, DIL may terminate the Supply Agreement immediately upon sending us written notification. If the Supply Agreement is terminated, DIL may seek to invalidate the assignment of the patent application, which could cause us to incur significant expenses to defend against such claim. If DIL is successful in invalidating the assignment of the patent application, we may be limited from manufacturing, selling or using Fortetropin, which would adversely impact our business, financial condition and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Plan of Operation

We are focused on the discovery, development and commercialization of nutritional supplements, functional foods, therapeutic products and other technologies aimed at maintaining or improving the health and performance of muscle tissue. Our initial core ingredient is Fortetropin, a natural, reversible, temporary myostatin reducing agent. Our plan of action is to: (i) create a sales platform through marketing products containing our proprietary ingredient Fortetropin in established, growing, and new markets and strategic selection of partnerships and collaborations to maximize near-term and future revenues, (ii) deepen the scientific understanding of the activity of Fortetropin, specifically as a natural, reversible, temporary reducer of the regulatory protein myostatin, and to leverage this knowledge to strengthen and build our intellectual property, (iii) conduct research and development activities to evaluate myostatin modulation in a range of both wellness and disease states, (iv) identify other products and technologies which may broaden our portfolio and define a business development strategy to protect, enhance and accelerate the growth of our products, (v) reduce the cost of manufacturing through process improvement, and (vi) identify contract manufacturing resources that can fully meet our future growth requirements. We believe that myostatin regulation represent a rational entry point for our drug discovery efforts and are evaluating therapeutic targets in this area.

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

In February 2014, we expanded our commercial operations into the age management market through a distribution agreement with Cenegenics Product and Lab Services, LLC (“Cenegenics”), under which Cenegenics distributes and promotes a proprietary formulation containing Fortetropin through its age management centers and its community of physicians focused on treating a growing population of patients focused on proactively addressing age-related health and wellness concerns. On November 28, 2014, we entered into a settlement agreement with Cenegenics wherein we agreed to accept $1,900 by April 2016, (i.e., $300 in the fourth quarter of 2014 and $100 per month from January 2015 through April 2016) in full satisfaction of Cenegenics’ outstanding obligations with respect to units of product produced by the Company, including units that had not yet been shipped to Cenegenics at the time of the settlement agreement. In exchange, we agreed to withdraw our October 10, 2014 request for arbitration before the International Chamber of Commerce. During the second quarter of 2015, Cenegenics accepted delivery of the remaining units that we were storing on its behalf. Given the settlement agreement’s extended payment schedule, the Company deferred the revenue and related cost associated with the shipment and recorded the revenue and cost of sales as the related payments were received through April 2016. The distribution agreement with Cenegenics expires in December 2016. We expect minimal future sales to Cenegenics, if any.

During the second quarter of 2015 we launched Rē Muscle HealthTM, our own direct-to-consumer portfolio of muscle health bars, meal replacement shakes and daily supplement powders each powered by a full 6.6 gram single serving dose of Fortetropin. Our Rē Muscle Health products are sold through our e-commerce website, remusclehealth.com, and amazon.com.

We continue to pursue additional distribution and branded sales opportunities. There can be no assurance that we will be able to secure distribution arrangements on terms acceptable to the Company, or that we will be able to generate significant sales of our current and future branded products. We expect to continue developing our own core branded products in markets such as functional foods, sports and fitness nutrition and rehab and restorative health and to pursue international sales opportunities. We expect to leverage our relationship with RENS Agriculture Science & Technology Co. Ltd., (“RENS Agriculture”) to pursue distribution opportunities in countries in Southeast Asia where we believe there may be significant demand for our products. For additional information about RENS Agriculture, refer to the section below entitled “Strategic Investment Transaction.” We believe the growing awareness of the potential therapeutic uses of myostatin reducing agents supports continued development of our own core products. We remain committed to continuing our focus on various clinical trials in support of our marketing claims as well as to enhance our intellectual property, to develop product improvements and new products, and to reduce the cost of our products by finding more efficient manufacturing processes and contract manufacturers.

The Company currently relies on one third-party manufacturer to produce Fortetropin. This manufacturer purchases all the necessary raw materials from suppliers and coordinates any additional production steps with third-parties. We have multiple vendors for blending, packaging and labeling our products.

As an early-stage bionutritional and biotherapeutics company, we are dedicated to basic and clinical research that supports our existing and future product portfolio. Our research program is actively evaluating the many active proteins, lipids and peptides in Fortetropin, specifically as a natural, reversible, temporary reducer of the regulatory protein myostatin, and to leverage this knowledge to strengthen and build our intellectual property. We are dedicated to protecting our innovative technology and believe that our research programs will establish a basis for the continued submission of patent applications to help protect the Company's intellectual property. We expect our investment in research and development to continue to grow in the future.

Strategic Investment Transaction

On December 17, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with RENS Technology Inc. (the “Purchaser”), pursuant to which the Purchaser agreed to invest $20.25 million in the Company (the “Financing”) in exchange for (i) an aggregate of 3,537,037 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”), and (ii) warrants to purchase an aggregate of 884,259 shares of Common Stock (the “Warrants”, and together with the Shares, the “Securities”). The Purchaser will purchase the Securities in three tranches over twenty-four months. In the first tranche, which closed on March 3, 2016, the Purchaser acquired 1,500,000 Shares and a warrant to purchase 375,000 shares of Common Stock (the “First Closing Warrant”) for $5.25 million. In the second tranche, which we expect will close within six months of the closing of the first tranche, the Purchaser will acquire 925,926 Shares and a warrant to purchase 231,481 shares of Common Stock (the “Second Closing Warrant”) for $5.0 million. In the third tranche, which we expect will close within eighteen months of the closing of the second tranche, the Purchaser will acquire 1,111,111 Shares and a warrant to purchase 277,778 shares of Common Stock (the “Third Closing Warrant”) for $10.0 million. Each of the Warrants will be immediately exercisable upon issuance, will expire five years after issuance and will have the following exercise prices: (a) $7.00 per share for the First Closing Warrant, (b) $10.80 per share for the Second Closing Warrant and (c) $18.00 per share for the Third Closing Warrant. In addition, the Company agreed: (i) that the Purchaser will have the right to appoint four persons to the Company’s board of directors, subject to adjustment based on the Purchaser’s ownership percentage of the Company; (ii) to provide the Purchaser with a right to participate in 50% (or 100% if shares are to be issued for less than $3.50 per share) of any future financings pursued by the Company within 12 months from the closing of the third tranche of the Financing; and, (iii) until the closing of the third tranche, the Company will not take certain actions, including issuing shares (except for certain permitted issuances) or appointing new officers and directors, without the Purchaser’s consent.

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

Clinical and Basic Research Programs

We invest in research and development activities externally through academic and industry collaborations aimed at enhancing our products, optimizing manufacturing and broadening the product portfolio. We have developed the following collaborations with various academic centers:

●	In May 2015, we initiated a dose response clinical study led by Jacob Wilson, Ph.D., CSCS*D, Professor of Health Sciences and Human performance at the University of Tampa, to examine the effects of Fortetropin supplementation on plasma myostatin levels at various dosing levels in young adult males and females. This study is intended to help us better define the dose response curve, the minimal effective dose and effects of Fortetropin on serum myostatin. In this double blind placebo controlled clinical study, 80 male and female subjects ranging in ages between 18 and 22 were randomized into four groups such that no significant differences in serum myostatin concentration existed between groups. Following assignment to one of the four groups, blood samples were collected to establish baseline values. Subjects were subsequently supplemented with three different doses of Fortetropin (2.0g, 4.0g and 6.6g) and a matching placebo for one week. Following a week of supplementation, blood samples were collected and serum myostatin levels were assayed. Results demonstrated that Fortetropin is effective as a myostatin reducing agent at daily doses of 4.0g and 6.6g. This research, which continues to build upon our current knowledge of Fortetropin, may result in the formulation of new products. Data from this study was presented at the 2016 International Conference on Frailty & Sarcopenia in April 2016.

●	In August 2014, we entered into a research agreement with Human Metabolome Technologies America, Inc., (“HMT”), to apply their proprietary, state-of-the-art capillary electrophoresis-mass spectrometry (CE-MS) technologies to characterize the metabolomic profiles of plasma samples obtained from healthy male subjects who used either Fortetropin or placebo with the goal of identifying metabolites with pro-myogenic activity in the plasma samples of subjects who took Fortetropin as well as examining the effect on glucose and fat metabolism. HMT used a metabolite database of over 290 lipids and over 900 metabolites to identify potential plasma biomarkers of muscle growth. The study was completed during the fourth quarter of 2014. Initial data from this study indicated that subjects who received Fortetropin displayed differential metabolomic profiles relative to subjects who received placebo. The results of this study enhance our understanding of the mechanism of action of Fortetropin and provides guidance for the development of biotherapeutics based on Fortetropin. Additionally, the early indications of plasma biomarkers may guide future study design for Fortetropin clinical trials by identifying clinically-relevant endpoints and potential stratification of patient populations.

●	In May 2014, we entered into an agreement with the University of Tampa to study the effects of Fortetropin supplementation in conjunction with modest resistance training in average men. The study was a double-blind, placebo-controlled trial which examined the effects of Fortetropin on skeletal muscle growth, lean body mass, strength, and power in recreationally trained males. Forty-five subjects were divided into placebo, 6.6g and 19.8g dosing arms of Fortetropin daily for a period of 12 weeks. Results demonstrated a statistically significant increase in both muscle thickness and lean body mass in subjects taking Fortetropin compared to placebo. Additionally, a statistically significant decrease in fat mass in subjects in the 19.8g arm was noted. The clinical study also analyzed blood myostatin, follistatin and cytokines levels via high-sensitivity enzyme-linked immunosorbent assay (“ELISA”) based spectrophotometric. Serum was analyzed for a plethora of relative cytokine levels via high-sensitivity enhanced chemiluminescent-based methods. The Interferon-Gamma (“IFN-γ”) inflammatory cytokine protocol screening showed no statistically significant changes in serum levels of IFN-γ for subjects in the placebo group. However, subjects in both Fortetropin daily dosing arms experienced statistically significant decreases (p < 0.05) in serum levels of the IFN-γ inflammatory cytokine. IFN-γ is recognized as a signature pro-inflammatory cytokine protein that plays a central role in inflammation and autoimmune diseases. Excess levels of inflammatory cytokines are associated with muscle-wasting diseases such as sarcopenia and cachexia. The lipid serum safety protocol demonstrated that daily use of Fortetropin at recommended and three times the recommended dose had no adverse lipid effect and did not adversely affect cholesterol, HDL or triglyceride levels. Data from the study was presented at the American College of Nutrition’s 55th annual conference. A separate mechanism of action study at the University of Tampa demonstrated that in addition to reducing serum myostatin levels, Fortetropin showed activity in mTOR and Ubiquitin pathways, two other crucial signaling pathways in the growth and maintenance of healthy muscle. Specifically, the preclinical data showed that Fortetropin up-regulates the mTOR regulatory pathway. The mTOR pathway is responsible for production of a protein kinase related to cell growth and proliferation that increases skeletal muscle mass. Up-regulation of the mTOR pathway is important in preventing muscle atrophy. We believe Fortetropin's ability to affect the mTOR pathway may have a significant impact in treating patients suffering from degenerative muscle diseases and suggests that Fortetropin-based products may help slow muscle loss secondary to immobility and denervation. The preclinical data also demonstrated that Fortetropin acts to reduce the synthesis of proteins in the Ubiquitin pathway, a highly selective, tightly regulated system that serves to activate muscle breakdown. Over-production in the Ubiquitin pathway is responsible for muscle degradation. We believe Fortetropin's ability to regulate production in the Ubiquitin pathway may have significant implications for repairing age-related muscle loss and for patients suffering from chronic diseases causing cachexia.

●	In May 2014, we entered into a three-year master service agreement with Rutgers University. The initial phase under the agreement was to develop cell-based assays for high-throughput screening studies of next generation myostatin inhibitors. Additionally, we initiated a second phase of the agreement to develop a secondary assay for measuring myostatin activity using a genetically engineered muscle cell line that fluoresce in the presence of myostatin. Phase I and II were completed in 2015. We believe the assays developed will enable us to elucidate the specific molecules in Fortetropin that impart activity as it relates to the development of muscle tissue.

●	In September 2013, we entered into a clinical study agreement with Hackensack University Medical Center to conduct a clinical study to determine the effects of Fortetropin on blood chemistries and body mass index in healthy adult women. Enrollment in this study is ongoing.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

(In thousand $)	Three Months Ended March 31,		Change
	2016	2015	Dollars	%

Net revenues	$195	$6	$189	N/M
Cost of sales	213	5	208	N/M
Gross profit	(18)	1	(19)	N/M
as a % of net revenues	-9%	17%
Operating expenses:
Research and development	164	189	(25)	-13%
Selling, general and administrative	931	1,288	(357)	-28%
Amortization of acquired intangibles	52	52	-	0%
Loss on asset impairments	44	-	44	N/M
Total operating expenses	1,191	1,529	(338)
as a % of net revenues	N/M	N/M

Operating loss	(1,209)	(1,528)	319	-21%

Other income (expense), net	(11)	-	(11)	N/M

Income tax benefit (expense)	-	(1)	1	-100%

Net loss	$(1,220)	$(1,529)	$309	-20%

N/M = Percent change not meaningful

Net sales

Net sales for the three months ended March 31, 2016 increased $189 compared to net sales for the three months ended March 31, 2015. The increase in net sales was primarily due to $128 of revenue from Cenegenics that was previously deferred until the cash was collected from the customer and $64 of Rē Muscle Health sales, which we began selling in the second quarter of 2015.

Cost of sales and gross profit (loss)

Cost of sales for the three months ended March 31, 2016 increased $208 compared to cost of sales for the three months ended March 31, 2015. The increase was primarily due to higher net sales and inventory write-offs in the three months ended March 31, 2016. Cost of sales the three months ended March 31, 2016 included inventory write-offs of $88 primarily related to packaging materials that are no longer intended for use and deferred charges related to the cost of inventory shipped to Cenegenics in May 2015 for which commensurate sales were not recognized. Excluding inventory write-offs, cost of sales were $125 and gross profit was $70, or 36% of net sales.

Operating expenses

Research and development expenses for the three months ended March 31, 2016 decreased $25, or 13%, compared to research and development expenses for the three months ended March 31, 2015. The decrease in research and development expenses was primarily due to lower personnel expenses of $45, mainly attributable to lower stock-based compensation, partially offset by higher facility costs of $16 and higher professional and consulting fees of $5.

Selling, general and administrative expenses for the three months ended March 31, 2016 decreased $357, or 28%, compared to selling, general and administrative expenses for the three months ended March 31, 2015. The decrease in selling, general and administrative expenses was primarily due to lower professional and consulting fees of $148, lower personnel expenses of $130, mainly attributable to lower stock-based compensation, and lower advertising and promotion costs of $75.

Amortization expense for both the three months ended March 31, 2016 and 2015 includes $50 related to amortization of our Fortetropin intellectual property, including the formula, trademarks, trade secrets, patent application and domain names acquired from Peak Wellness and $2 related to amortization of the patent application for the manufacture of Fortetropin acquired from Deutsches Institut fur Lebensmitteltechnik e.V. - the German Institute for Food Technologies (“DIL”).

Impairment charges for the three months ended March 31, 2016 includes $44 related to the write–off of capitalized patent costs due to the unlikelihood of certain patents being issued.

Other income (expense), net

Other income (expense), net for the three months ended March 31, 2016 consisted of interest expense of $11 on the convertible note issued to Gan Ren in the principal amount of $575 on December 17, 2015. Other income (expense), net was $0 for the three months ended March 31, 2015.

Income tax expense

Income tax expense for the three months ended March 31, 2015 was $1, which reflects state minimum corporate taxes. There was no income tax expense for the three months ended March 31, 2016.

Liquidity and Capital Resources

Working capital at March 31, 2016 and December 31, 2015 is summarized as follows:

(In thousand $)	March 31,	December 31,	Increase
	2016	2015	(Decrease)
Current Assets:
Cash	$5,217	$879	$4,338
Accounts receivable, net	45	406	(361)
Inventories, net	1,391	1,467	(76)
Prepaid expenses and other current assets	360	523	(163)
Total current assets	$7,013	$3,275	$3,738
Current liabilities:
Accounts payable	$374	$328	$46
Accrued expenses and other current liabilities	379	717	(338)
Convertible note	575	575	-
Term note	-	100	(100)
Total current liabilities	$1,328	$1,720	$(392)
Working Capital	$5,685	$1,555	$4,130
Current Ratio	5.28	1.90

Working capital increased $4,130 to $5,685 at March 31, 2016 compared to $1,555 at December 31, 2015. Changes in working capital components were as follows:

●	Cash increased $4,338 due to net proceeds of $5,141 from the closing of the first tranche of the Financing with the RENS Technology Inc. on March 3, 2016, partially offset by $703 used in operating activities during the three months ended March 31, 2016 and $100 used to pay off the Term Note on January 7, 2016.

●	Accounts receivable decreased $361 due to customer collections, primarily from Cenegenics under a structured settlement and write-off of $78 of Cenegenics’ remaining outstanding receivable as a result of the expected return of non-conforming goods, partially offset by new receivables resulting from first quarter 2016 product sales.

●	Inventories decreased $76 primarily due to first quarter 2016 cost of sales of $213, which was partially offset by deferred charges of $138 related to the cost of inventory previously shipped to Cenegenics that was deferred until payment of the commensurate sale was received.

●	Prepaid expenses and other current assets decreased $163 primarily due to a decrease in deferred charges of $138 related to cost of inventory previously shipped to Cenegenics ($86 was recognized in cost of sales upon receipt of payment of the commensurate sale and $52 was written-off as unrecoverable costs related to the expected return of non-conforming goods) and $65 related to deferred financing costs being reclassified to additional paid-in capital upon the closing of the first tranche of the Financing with RENS Technology Inc. on March 3, 2016.

●	Accounts payable increased $46 primarily due to the timing of payments.

●	Accrued expenses decreased $338 primarily due to a decrease in deferred revenue of $206 related to product previously shipped to Cenegenics ($128 was recognized during the three months ended March 31, 2016 upon receipt of payment form the customer and $78 was written-off as a result of the expected return of non-conforming goods) and the pay-out of 2015 year-end bonuses of $140.

At March 31, 2016, we had cash of $5,217 and total assets of $8,970 (which includes $1,684 of intangible assets). Summarized cash flows for the three months ended March 31, 2016 and 2015 are as follows:

(In thousand $)	Three Months Ended March 31,
	2016	2015	Change

Net cash used in operating activities	$(703)	$(977)	$274
Net cash provided by financing activities	5,041	-	5,041
Net increase/(decrease) in cash	$4,338	$(977)	$5,315

Cash flows from operating activities represent net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2016 decreased (i.e., improved) $274 compared to the three months ended March 31, 2015 primarily due to higher net sales and lower operating expenses, partially offset by an increase in working capital. For additional information about the changes in operating assets and liabilities refer to the above discussion on working capital.

Net cash provided by financing activities includes proceeds from borrowing and issuing equity instruments. Net cash provided by financing activities for the three months ended March 31, 2016 includes net proceeds of $5,141 from the closing of the first tranche of the Financing with RENS Technology Inc. on March 3, 2016, partially offset by $100 used to pay off the Term Note on January 7, 2016.

Convertible Note

On December 17, 2015, concurrent with the execution of the Purchase Agreement with RENS Technology Inc., the Company issued an unsecured promissory note in the principal amount of $575 (the “Note”) to Gan Ren, a related party of RENS Agriculture. The Note bears interest at a rate of 8% per annum and matures on December 17, 2016 (the “Maturity Date”). On the Maturity Date, the Note and any accrued interest thereon will automatically convert into shares of Common Stock at $2.75 per share (the “Conversion Price”), unless earlier converted. At any time prior to the Maturity Date, the holder of the Note may convert in whole or in part the Note and any accrued interest into shares of Common Stock at the Conversion Price. Subject to conversion terms, the Note may be prepaid in whole or in part at any time by the Company prior to the Maturity Date, without penalty. In the event of a prepayment, the holder will have the right to convert the unpaid principal and accrued interest owing under the Note, in whole or in part, into shares of Common Stock at the Conversion Price. The Note includes standard events of default including non-payment of the principal or accrued interest due on the Note. Upon an event of default, all obligations under the Note will become due and payable.

Term Note

On September 10, 2015, the Company converted its outstanding revolving note with City National Bank, which had a termination date of August 31, 2015, into a term note (the “Term Note”). The Term Note provided that the then outstanding balance of $400 shall be payable along with interest thereon on the last day of each month in four (4) consecutive installments of $100, with the final installment due and payable in full on December 31, 2015. The Term Note was collateralized by all inventory, chattel paper, accounts, equipment, general intangibles, securities and instruments and contained customary events of default, including failure to make payment and bankruptcy. At March 31, 2016 there were no borrowings under the Term Note. At December 31, 2015, the balance under the Term Note was $100. The Term Note was paid in full on January 7, 2016.

We may seek to raise additional capital through the issuance of debt or equity securities. Should the Company seek additional debt and/or equity financing, it cannot assure that such financing will be available on acceptable terms, if at all. Based on management’s forecast, as of the filing date of this Form 10-Q, we believe that we will have sufficient capital resources from operations and the existing Financing arrangement in order to meet operating expenses and working capital requirements for at least the next twelve months.

Long-term Contractual Obligations

At March 31, 2016, the Company’s enforceable and legally binding contractual obligations include future minimum lease payments under a non-cancellable operating lease and purchase obligations under a long-term supply agreement.

At March 31, 2016, the future minimum lease payments under the non-cancellable operating lease in excess of one year were as follows:

(In thousand $)

Years Ended December 31,	Amount
2016 (remaining nine months)	$135
2017	181
2018	187
2019	191
Total	$694

For additional information about the operating lease refer to “NOTE 12 – Commitments and Contingencies – Operating Lease” in our notes to condensed consolidated financial statements.

On July 18, 2014, the Company entered into the First Amended and Restated Exclusive Supply Agreement (the “Supply Agreement”) with DIL. Pursuant to the Supply Agreement, DIL manufactures and supplies Fortetropin exclusively to the Company and may not manufacture Fortetropin for other entities. In exchange, the Company agreed to purchase minimum quantities of Fortetropin at fixed prices through 2016. DIL agreed to assign its United States patent application for the manufacture of the formula to the Company and the Company agreed, for a period of seven years from the expiration of the Supply Agreement, to pay DIL a low single-digit royalty payment for each kilogram of Fortetropin produced by the Company, subject to certain minimum and maximum amounts. DIL also granted the Company a right of first refusal to license and/or acquire the European patent it owns for the manufacture of the formula. The Supply Agreement expires on December 31, 2016, and may be renewed for additional one-year periods unless terminated by either party by giving a ninety day notice before the expiration of the current term. Included in prepaid expenses and other current assets at March 31, 2016 and December 31, 2015 was $250 for inventory purchases the Company made in 2014, which have not yet been delivered by DIL. The minimum purchase obligations under the Supply Agreement are €3,685, or approximately $4,185, in 2016 (including 2014, 2015 and first quarter 2016 purchase commitments of €229, or approximately $260, €1,728, or approximately $1,962, and €432, or approximately $491, respectively, that were not yet made) and €1,296, or approximately $1,472, for the remaining nine months of 2016. Our failure to meet the 2014, 2015 and first quarter 2016 minimum purchase commitments could be considered a material breach under the terms of the Supply Agreement, and DIL can seek to terminate the Supply Agreement. Upon receipt of written notice of a material breach, the Company would have sixty days to fulfill the purchase requirements. If we do not cure the breach within sixty days, DIL may terminate the Supply Agreement immediately upon sending us written notification. If the Supply Agreement is terminated, DIL may seek to invalidate the assignment of the patent application, which could cause us to incur significant expenses to defend against such claim. If DIL is successful in invalidating the assignment of the patent application, we may be limited from manufacturing, selling or using Fortetropin, which would adversely impact our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will continue to primarily depend on its classification as a finance or operating lease. However, unlike current accounting principles generally accepted in the U.S. (“U.S. GAAP”), which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. ASU 2016-02 is effective for us beginning January 1, 2019 with early application permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this update define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. This update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update are effective for us beginning January 1, 2017. Early application is permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

The Company has recorded minimal sales to its distributors during the past seven consecutive quarters. Management’s estimates, including evaluation of impairment of long-lived assets and inventory reserves are based in part on forecasted future results. A variety of factors could cause actual results to differ from forecasted results and these differences could have a significant effect on asset carrying amounts.

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

 Inventory Reserves

Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis.  Our policy is to recognize an inventory reserve as a loss in earnings in the period in which evidence exists that the market value of inventory is less than its cost due to damage, physical deterioration, obsolescence, changes in price levels or other causes.  Inventory “market value” is initially deemed to be current replacement cost, but it cannot be more than the net realizable value, and it cannot be less than the net realizable value, less an approximate normal profit margin.  Net realizable value is the estimated selling price in the ordinary course of business, less costs to complete and sell finished goods, including direct selling costs such as transportation and sales commissions.  The multiple possible outcomes that can result from applying lower of cost or market can make inventory valuation highly complex.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 17, 2015, the Company entered into a securities purchase agreement with RENS Technology Inc. (the “Purchaser”), pursuant to which the Purchaser agreed to invest $20.25 million in the Company (the “Financing”) in exchange for (i) an aggregate of 3,537,037 shares of common stock and (ii) warrants to purchase an aggregate of 884,259 shares of common stock. The Purchaser agreed to purchase the shares and warrants in three tranches over twenty-four months. On March 3, 2016, the Company closed the initial tranche of the Financing, pursuant to which the Purchaser acquired 1,500,000 shares of the Company’s common stock and a warrant to purchase 375,000 shares of common stock with an exercise price of $7.00 per share for $5.25 million. The issuance of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

No.	Description
3.1

Certificate of Amendment to the Articles of Incorporation, dated March 8, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 8, 2016)

3.2	Articles of Merger filed with the Nevada Secretary of State on March 17, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K , filed with the SEC on March 22, 2016)
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MYOS RENS TECHNOLOGY INC.

Date: May 13, 2016	By:	/s/ Joseph C. DosSantos
Name: Joseph C. DosSantos
Title: Chief Financial Officer

