Form 10-Q
period 2016-06-30
MYOS RENS TECHNOLOGY INC.
filed 2016-08-12
CIK 1402479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of August 11, 2016, the registrant had 5,081,055 shares of common stock outstanding.

MYOS RENS TECHNOLOGY INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$3,746	$879
Accounts receivable, net	7	406
Inventories, net	1,370	1,467
Prepaid expenses and other current assets	584	523
Total current assets	5,707	3,275

Fixed assets, net	260	287
Intangible assets, net	1,632	1,780
Total assets	$7,599	$5,342

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$386	$328
Accrued expenses and other current liabilities	367	717
Convertible note	575	575
Term note	-	100
Total current liabilities	1,328	1,720

Contract liability	122	117
Total liabilities	1,450	1,837

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value; 500,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 12,000,000 and 8,000,000 shares authorized; at June 30, 2016 and December 31, 2015, respectively; 5,081,055 and 3,552,873 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	5	4
Additional paid-in capital	32,312	26,946
Accumulated deficit	(26,168)	(23,445)
Total stockholders' equity	6,149	3,505

Total liabilities and stockholders' equity	$7,599	$5,342

See accompanying notes to unaudited condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited; in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Net revenues	$66	$82	$261	$88
Cost of sales (excludes amortization of acquired intangibles)	49	31	262	36
Gross profit (loss)	17	51	(1)	52
Operating expenses:
Research and development	209	214	373	403
Selling, general and administrative	1,247	735	2,178	2,023
Amortization of acquired intangibles	52	53	104	105
Loss on asset impairment	-	-	44	-
Total operating expenses	1,508	1,002	2,699	2,531
Operating loss	(1,491)	(951)	(2,700)	(2,479)

Other (expense):
Interest expense	(12)	(6)	(23)	(6)
Total other (expense)	(12)	(6)	(23)	(6)
Loss before income taxes	(1,503)	(957)	(2,723)	(2,485)

Income tax (provision) benefit	-	-	-	(1)
Net loss and comprehensive loss	(1,503)	(957)	(2,723)	(2,486)
Deemed dividend resulting from warrant modification	-	(225)	-	(225)
Net loss attributable to common shareholders	$(1,503)	$(1,182)	$(2,723)	$(2,711)

Net loss per share attributable to common shareholders
Basic and diluted	$(0.30)	$(0.37)	$(0.60)	$(0.87)

Weighted average number of common shares outstanding:
Basic and diluted	5,057	3,182	4,527	3,133

See accompanying notes to unaudited condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,723)	$(2,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28	25
Amortization	104	105
Provision for inventory reserve	94	-
Accretion of contract liability	5	10
Decrease in allowance for doubtful accounts	-	(195)
Stock-based compensation	226	565
Impairment charge	44	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	399	310
(Increase) decrease in inventories	3	(358)
(Increase) decrease in prepaid expenses and other current assets	(61)	169
Increase (decrease) in accounts payable and accrued expenses	(292)	181
Net cash used in operating activities	(2,173)	(1,674)

Cash flows from investing activities:
Purchases of fixed assets	(1)	(12)
Net cash used in investing activities	(1)	(12)

Cash flows from financing activities:
Borrowings of revolving note	-	500
Repayment of term note	(100)	-
Proceeds from exercise of warrants, net	-	916
Proceeds from private placement of common stock	5,250	-
Offering costs	(109)	-
Net cash provided by financing activities	5,041	1,416

Net increase (decrease) in cash	2,867	(270)
Cash at beginning of period	879	1,567
Cash at end of period	$3,746	$1,297

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$-	$5
Income taxes, net of refunds	$-	$3

Supplemental schedule of non-cash investing and financing activities:
Accrued capital expenditures	$-	$10
Incremental fair value resulting from warrant modification	$-	$225

See accompanying notes to unaudited condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Our commercial focus is to leverage our clinical data to develop multiple products to target the large, but currently underserved, markets focused on muscle health. The sales channels through which we sell our products are evolving. The first product we introduced was MYO-T12, which was sold in the sports nutrition market. MYO-T12 is a proprietary formula containing Fortetropin and other ingredients. The formula was sold under the brand name MYO-T12 and later as MYO-X through an exclusive distribution agreement with Maximum Human Performance (“MHP”). While the exclusive distribution agreement with MHP terminated in March 2015, MHP continues to distribute its remaining MYO-X inventories it previously purchased from the Company on popular retailer websites and in specialty retailers principally in the U.S. We do not expect future sales to MHP.

In February 2014, we expanded our commercial operations into the age management market through a distribution agreement with Cenegenics Product and Lab Services, LLC (“Cenegenics”), under which Cenegenics distributes a proprietary formulation containing Fortetropin which it previously purchased from the company through its age management centers and its community of physicians focused on treating a growing population of patients focused on proactively addressing age-related health and wellness concerns. On November 28, 2014, we entered into a settlement agreement with Cenegenics wherein we agreed to accept $1,900 by April 2016, (i.e., $300 in the fourth quarter of 2014 and $100 per month from January 2015 through April 2016) in full satisfaction of Cenegenics’ outstanding obligations with respect to units of product produced by the Company, including units that had not yet been shipped to Cenegenics at the time of the settlement agreement. In exchange, we agreed to withdraw our October 10, 2014 request for arbitration before the International Chamber of Commerce. During the second quarter of 2015, Cenegenics accepted delivery of the remaining units that we were storing on its behalf. Given the settlement agreement’s extended payment schedule, the Company deferred the revenue and related cost associated with the shipment and recorded the revenue and cost of sales as the related payments were received through April 2016. The distribution agreement with Cenegenics expires in December 2016. We do not expect future sales to Cenegenics.

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

Strategic Investment Transaction

On December 17, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with RENS Technology Inc. (the “Purchaser”), pursuant to which the Purchaser agreed to invest $20.25 million in the Company (the “Financing”) in exchange for (i) an aggregate of 3,537,037 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”), and (ii) warrants to purchase an aggregate of 884,259 shares of Common Stock (the “Warrants”, and together with the Shares, the “Securities”). The Purchaser agreed to purchase the Securities in three tranches over twenty-four months. In the first tranche, which closed on March 3, 2016, the Purchaser acquired 1,500,000 Shares and a warrant to purchase 375,000 shares of Common Stock (the “First Closing Warrant”) for $5.25 million. In the second tranche, which we expect will close in September 2016, the Purchaser will acquire 925,926 Shares and a warrant to purchase 231,481 shares of Common Stock (the “Second Closing Warrant”) for $5.0 million. In the third tranche, which we expect will close within eighteen months of the closing of the second tranche, the Purchaser will acquire 1,111,111 Shares and a warrant to purchase 277,778 shares of Common Stock (the “Third Closing Warrant”) for $10.0 million. Each of the Warrants will be immediately exercisable upon issuance, will expire five years after issuance and will have the following exercise prices: (a) $7.00 per share for the First Closing Warrant, (b) $10.80 per share for the Second Closing Warrant and (c) $18.00 per share for the Third Closing Warrant. In addition, the Company agreed: (i) that the Purchaser will have the right to appoint four persons to the Company’s board of directors, subject to adjustment based on the Purchaser’s ownership percentage of the Company; (ii) to provide the Purchaser with a right to participate in 50% (or 100% if shares are to be issued for less than $3.50 per share) of any future financings pursued by the Company within 12 months from the closing of the third tranche of the Financing; and, (iii) until the closing of the third tranche, the Company will not take certain actions, including issuing shares (except for certain permitted issuances) or appointing new officers and directors, without the Purchaser’s consent.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

The Company intends to use the net proceeds from the Financing to fund its working capital, product development and marketing, research and development and other general corporate purposes. Concurrent with the execution of the Purchase Agreement, the Company entered into an exclusive distribution agreement (the “Distribution Agreement”) with RENS Agriculture Science & Technology Co. Ltd., (“RENS Agriculture”), the parent company of the Purchaser. Pursuant to the terms of the Distribution Agreement, the Company agreed to supply product for RENS Agriculture’s exclusive distribution in China (including mainland China, Hong Kong, Macau and Taiwan) and all countries in Southeast Asia in exchange for payment terms to be mutually agreed upon the conclusion of a market study and trial sale. In addition, the Purchaser agreed that, subsequent to the closing of the first tranche of the Financing, it will assist the Company in: utilizing its food technologies in the Company’s existing and future products, finding suitable manufacturing partners in China, locating suitable acquisition targets in China and setting up a subsidiary in China.

On December 17, 2015, the Company issued a convertible note in the amount of $575 to Gan Ren, a related party of RENS Agriculture. The convertible note provided short-term funding to the Company prior to the closing of the first tranche of the Financing. For additional information on the convertible note with Gan Ren refer to “NOTE 6 – Debt – Convertible Note.”

Liquidity

As of June 30, 2016, the Company had cash of $3,746 to meet current obligations and working capital of $4,379 (current assets of $5,707, less current liabilities of $1,328). We have incurred net losses since our inception. For the three months ended June 30, 2016 and June 30, 2015, our net loss was $1,503 and $957, respectively, and for the six months ended June 30, 2016 and June 30, 2015, our net loss was $2,723 and $2,486, respectively. In addition, net cash used in operating activities for the six months ended June 30, 2016 and 2015 was $2,173 and $1,674, respectively. At June 30, 2016 and December 31, 2015, we had an accumulated deficit of $26,168 and $23,445, respectively. At June 30, 2016, we had outstanding borrowings of $575 under a convertible note (See NOTE 6 – Debt – Convertible Note).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures required by U.S. GAAP for complete consolidated financial statements have been condensed or omitted herein. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The unaudited interim condensed consolidated financial statements presented herein reflect all normal adjustments that are, in the opinion of management, necessary for a fair presentation of the statement of the financial position, results of operations and cash flows for the periods presented. The Company is responsible for the unaudited interim condensed consolidated financial statements included in this report. The results of any interim period are not necessarily indicative of the results for the full year.

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of MYOS RENS Technology Inc. and its wholly-owned subsidiary, Atlas Acquisition Corp. All material intercompany balances and transactions have been eliminated.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

The Company has recorded minimal sales during the past eight consecutive quarters. Management’s estimates, including evaluation of impairment of long-lived assets and inventory reserves are based in part on forecasted future results. A variety of factors could cause actual results to differ from forecasted results and these differences could have a significant effect on asset carrying amounts.

Cash & Cash Equivalents

As of June 30, 2016 and December 31, 2015, the Company had cash of $3,746 and $879, respectively. The Company considers all highly liquid investments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At June 30, 2016 and December 31, 2015, the Company had no cash equivalents.

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

Concentrations of Risk, Significant Customers and Significant Supplier

Management regularly reviews accounts receivable and if necessary, establishes an allowance for doubtful accounts that reflects management’s best estimate of amounts that may not be collectible based on historical collection experience and specific customer information. Bad debt expense recognized as a result of an allowance for doubtful accounts is classified under selling, general and administrative expenses in the statements of operations. There were no bad debt expenses for the three and six months ended June 30, 2016. Based on historical collection experience and other factors, during the three months ended June 30, 2015, management determined that the Cenegenics’ allowance for doubtful accounts should be reduced to $195. Accordingly, a reduction in bad debt expense of $195 was recorded for the three and six months ended June 30, 2015.

At June 30, 2016 and December 31, 2015, the Company had the following concentrations of net accounts receivable with customers:

(In thousand $)	June 30,	December 31,
	2016	2015
Cenegenics	$-	$400
Other customers	7	6
Accounts receivable, net	$7	$406

The Company currently relies on one third-party manufacturer to produce Fortetropin (see NOTE 12 – Commitments and Contingencies - Supply Agreement). This manufacturer purchases all the needed raw materials from suppliers and coordinates any additional production steps with third-parties. We have multiple vendors for blending, packaging and labeling of our products.

Inventories

Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

We review our fixed assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. If the assets are determined to be unrecoverable, an impairment loss is calculated by determining the difference between the carrying values and the estimated fair value. We did not consider any of our fixed assets to be impaired during the three and six months ended June 30, 2016 and 2015.

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

In July 2014, the Company acquired the United States patent application for the manufacture of Fortetropin from Deutsches Institut fur Lebensmitteltechnik e.V. - the German Institute for Food Technologies (“DIL”). The cost of the patent application, which was granted in August 2014 and capitalized as an intangible asset, was determined to be $101, based on the present value of the minimum guaranteed royalty payable to DIL using a discount rate of 10%. The intangible asset is being amortized over an estimated useful life of ten (10) years. The remaining contingent royalty payments will be recorded as the contingency is resolved and the royalty becomes payable under the arrangement. For additional information on the supply agreement with DIL refer to “NOTE 12 – Commitments and Contingencies - Supply Agreement.”

Intangible assets also includes patent costs associated with applying for a patent and being issued a patent. Costs to defend a patent and costs to invalidate a competitor’s patent or patent application are expensed as incurred. Upon issuance of the patent, capitalized patent costs are reclassified from intangibles with indefinite lives to intangibles with finite lives and amortized on a straight-line basis over the shorter of the estimated economic life or the initial term of the patent, generally 20 years. During the three and six months ended June 30, 2016, the Company recorded an impairment loss of $0 and $44, respectively. The impairment loss was related to the write-off of capitalized patent costs due to the unlikelihood of certain patents being issued.

Intangible assets at June 30, 2016 and December 31, 2015 consisted of the following:

(In thousand $)	June 30,	December 31,
	2016	2015
Intangibles with finite lives:
Intellectual property	$2,101	$2,101
Less: accumulated amortization	(469)	(365)
Total intangibles with finite lives:	1,632	1,736
Intangibles with indefinite lives:
Patent costs	-	44
Total intangibles with indefinite lives:	-	44
Total intangible assets, net	$1,632	$1,780

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense for intangible assets is estimated to be $105 over the remainder of 2016 and $210 in each of the next five years.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Revenue Recognition

The Company records revenue from product sales when persuasive evidence of an arrangement exists, product has been shipped or delivered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Product sales represent revenue from the sale of products and related shipping amounts billed to customers, net of promotional discounts, rebates, and return allowances. Depending on individual customer agreements, sales are recognized either upon shipment of product to customers or upon delivery. With respect to direct-to-consumer sales, both title and risk of loss transfer to customers upon our delivery to the customer. The Company’s gross product sales may be subject to sales allowances and deductions in arriving at reported net product sales. For example, we may periodically offer discounts and sales incentives to customers to encourage purchases. Sales incentives are treated as a reduction to the purchase price of the related transaction. Reductions from gross sales for customer discounts and rebates have been minimal, and sales allowances for product returns have not been provided, since under our existing arrangements, distributors are not permitted to return product except for non-conforming product.

Advertising

The Company charges the costs of advertising to selling, general and administrative expenses as incurred. Advertising and promotional costs were $0 and $11 for the three months ended June 30, 2016 and 2015, respectively, and $118 and $197 for the six months ended June 30, 2016 and 2015 respectively. Advertising and promotional costs consisted primarily of marketing costs for our Rē Muscle Health products.

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

Shipping and Handling Costs

The Company records costs of shipping and handling of product to our customers in cost of sales. These expenses were $5 and $4 for the three months ended June 30, 2016 and 2015, respectively, and $14 and $4 for the six months ended June 30, 2016 and 2015, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by, or distributions to, the Company’s stockholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are included in comprehensive income (loss), but excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company had no items of other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015. Accordingly, the Company's comprehensive loss and net loss are the same for all periods presented.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement. At June 30, 2016 and December 31, 2015, the Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable and accrued expenses and short-term debt. Due to their short-term nature, the carrying amounts of the Company’s financial instruments approximated their fair values.

Basic and Diluted Earnings (Loss) Per Share

Basic and diluted net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Potential dilutive securities outstanding are not included in the computation of diluted net loss per share, because including potential dilutive securities outstanding in the denominator of a diluted per-share computation would result in an anti-dilutive per share amount when an entity has a net loss for the period. For the three and six months ended June 30, 2016 and 2015, the Company incurred a net loss. Accordingly, the Company’s common stock equivalents were anti-dilutive and excluded from the diluted net loss per share computation. The aggregate number of potentially dilutive common stock equivalents outstanding at June 30, 2016 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 1,693,192, which includes warrants to purchase an aggregate of 1,136,878 shares of common stock, options to purchase an aggregate of 319,840 shares of common stock, 218,074 shares of common stock issuable upon the conversion of a convertible promissory note and accrued interest thereon (See NOTE 6 – Debt – Convertible Note) and unvested restricted stock awards of 18,400 shares of common stock. The aggregate number of potentially dilutive common stock equivalents outstanding at June 30, 2015 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 1,244,708, which includes warrants to purchase an aggregate of 761,878 shares of common stock, options to purchase an aggregate of 468,180 shares of common stock and unvested restricted stock awards of 14,650 shares of common stock.

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

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Interest costs and penalties related to income taxes are classified as interest expense and operating expenses, respectively, in the Company's financial statements. For the three and six months ended June 30, 2016 and 2015, the Company did not recognize any interest or penalty expense related to income taxes. The Company files income tax returns in the U.S. federal jurisdiction and states in which it does business.

Immaterial Correction of Prior Period Presentation

During the three months ended September 30, 2015, the Company concluded that it was appropriate to include the incremental fair value resulting from the Series C, Series D, and Series E warrant modification on May 18, 2015 in the determination of net loss attributable to common shareholders. Accordingly, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 includes such amount as an adjustment to arrive at net loss attributable to common shareholders. No other corresponding revisions were necessary. The revision had no effect on the previously reported net loss in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015, the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2015 or the Condensed Consolidated Balance Sheet at June 30, 2015. For additional information about the Series C, Series D and Series E warrant modification refer to “NOTE 9 – Warrants.”

Revised loss per share for the three and six months ended June 30, 2015 was as follows:

(In thousands, except per share amounts)	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Net loss attributable to common shareholders, as reported	$(957)	$(2,486)
Less: deemed dividend resulting from warrant modification	(225)	(225)
Net loss attributable to common shareholders, as revised	$(1,182)	$(2,711)

Net loss per share attributable to common shareholders:
Basic and diluted, as reported	$(0.30)	$(0.79)
Basic and diluted, as revised	$(0.37)	$(0.87)
Weighted average number of common shares outstanding:
Basic and diluted	3,182	3,133

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting guidance is issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that is adopted by the Company as of the effective date or, in some cases where early adoption is permitted, in advance of the effective date. The Company has assessed the recently issued guidance that is not yet effective and, unless otherwise indicated below, believes the new guidance will not have a material impact on the Company’s results of operations, cash flows or financial position.

In March 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 provides guidance designed to simplify several aspects of the accounting for share-based payment transactions, including guidance relating to accounting for income taxes with respect to share-based payment awards; providing generally that excess tax benefits related to share-based awards should be recorded as a reduction to income tax expense (currently, excess tax benefits generally are recorded to additional-paid-in-capital); providing generally that excess tax benefits related to share-based awards should be classified along with other income tax cash flows as an operating activity (currently, excess tax benefits generally are separated from other income tax cash flows and classified as a financing activity); providing that an entity may make an accounting policy election either to base compensation cost accruals on the number of awards expected to vest (as required by current guidance) or to account for forfeitures when they occur; modifying the current exception to liability classification such that partial cash settlement of an award for tax withholding purposes would not result, by itself, in liability classification of the award if the amount withheld does not exceed the maximum statutory tax rate in the employees' applicable jurisdictions (currently, an award cannot qualify for equity classification, rather than liability classification, if the amount withheld exceeds the minimum statutory withholding requirements); and providing that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity on the statement of cash flows (currently there is no authoritative guidance addressing this classification issue). The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted (if early adoption occurs in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period). Depending on the particular issue addressed by the guidance, application of the guidance will be made prospectively, retrospectively or subject to a retrospective transition method. We are currently evaluating the potential impact of adopting this guidance on the Company's results of operations, cash flows and financial position.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) Section A – Leases: Amendments to the FASB Accounting Standard Codification (“ASU 2016-02”). ASU 2016-02 provides guidance that will change the requirements for accounting for leases. The principal change under the new accounting guidance is that lessees under leases classified as operating leases will recognize a right-of-use asset and a lease liability. Current lease accounting does not require lessees to recognize assets and liabilities arising under operating leases on the balance sheet. Under the new guidance, lessees (including lessees under leases classified as finance leases and operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Expense recognition and cash flow presentation guidance will be based upon whether the lease is classified as an operating lease or a finance lease (the classification criteria for distinguishing between finance leases and operating leases is substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current guidance). The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements; the guidance provides certain practical expedients. The Company is currently evaluating this guidance to determine its impact on the Company’s results of operations, cash flows and financial position.

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

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires all debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt. Prior to the issuance of this standard, debt issuance costs, which are specific incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument (i.e., third party costs), were required to be presented in the balance sheet as a deferred charge (i.e., an asset). Under ASU 2015-03, the presentation of debt issuance costs is consistent with the presentation for a debt discount, (i.e., a direct adjustment to the carrying value of the debt). ASU 2015-03 does not affect the recognition and measurement of debt issuance costs. Accordingly, the amortization of such costs should continue to be calculated using the interest method and be reported as interest expense. ASU 2015-03 is effective for us in financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company believes the new guidance will not have a material impact on the Company’s results of operations, cash flows or financial position.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” (“ASU 2015-01”). ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items and, therefore, it will no longer be necessary for entities to assess items for potential classification as extraordinary items in their financial statements. The accounting changes in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company believes the new guidance will not have a material impact on the Company’s results of operations, cash flows or financial position.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The amendments in this update define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. This update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update are effective for us beginning in the first quarter of 2017. Early application is permitted. The Company believes the new guidance will not have a material impact on the Company’s results of operations, cash flows or financial position.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for us beginning in the first quarter of 2018 using one of two prescribed transition methods. The Company believes the new guidance will not have a material impact on the Company’s results of operations, cash flows or financial position.

NOTE 4 – INVENTORIES, NET

Inventories, net at June 30, 2016 and December 31, 2015 consisted of the following:

(In thousand $)	June 30, 2016	December 31, 2015
Raw materials	$1,989	$1,997
Work in process	15	1
Finished goods	99	167
	2,103	2,165
Less: inventory reserves	(733)	(698)
Inventories, net	$1,370	$1,467

NOTE 5 – FIXED ASSETS

Fixed assets at June 30, 2016 and December 31, 2015 consisted of the following:

(In thousand $)	June 30, 2016	December 31, 2015
Furniture, fixtures and equipment	$116	$116
Computers and software	67	66
Leasehold improvements	239	239
Other	7	7
Total fixed assets	429	428
Less: accumulated depreciation and amortization	(169)	(141)
Net book value of fixed assets	$260	$287

Depreciation and amortization expense was $14 and $13 for the three months ended June 30, 2016 and 2015, respectively and $28 and $25 for the six months ended June 30, 2016 and 2015, respectively. Repairs and maintenance costs are expensed as incurred.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 6 – DEBT

Convertible Note

On December 17, 2015, concurrent with the execution of the Purchase Agreement with RENS Technology Inc., the Company issued an unsecured promissory note in the principal amount of $575 (the “Note”) to Gan Ren, a related party of RENS Agriculture. The Note bears interest at a rate of 8% per annum and matures on December 17, 2016 (the “Maturity Date”) and had accrued interest of $25 at June 30, 2016. On the Maturity Date, the Note and any accrued interest thereon will automatically convert into shares of Common Stock at $2.75 per share (the “Conversion Price”), unless earlier converted. At any time prior to the Maturity Date, the holder of the Note may convert in whole or in part the Note and any accrued interest into shares of Common Stock at the Conversion Price. Subject to conversion terms, the Note may be prepaid in whole or in part at any time by the Company prior to the Maturity Date, without penalty. In the event of a prepayment, the holder will have the right to convert the unpaid principal and accrued interest owing under the Note, in whole or in part, into shares of Common Stock at the Conversion Price. The Note includes standard events of default including non-payment of the principal or accrued interest due on the Note. Upon an event of default, all obligations under the Note will become due and payable.

Term Note

On September 10, 2015, the Company converted its outstanding revolving note with City National Bank, which had a termination date of August 31, 2015, into a term note (the “Term Note”). The Term Note provided that the then outstanding balance of $400 shall be payable along with interest thereon on the last day of each month in four (4) consecutive installments of $100, with the final installment due and payable in full on December 31, 2015. The Term Note was collateralized by all inventory, chattel paper, accounts, equipment, general intangibles, securities and instruments and contained customary events of default, including failure to make payment and bankruptcy. At June 30, 2016 there were no borrowings under the Term Note. At December 31, 2015, the balance under the Term Note was $100. The Term Note was paid in full on January 7, 2016.

NOTE 7 – PREPAID EXPENSES, OTHER CURRENT ASSETS AND ACCRUED EXPENSES

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses and other current assets at June 30, 2016 and December 31, 2015 consisted of the following:

(In thousand $)	June 30, 2016	December 31, 2015
Prepaid insurance	$82	$32
Prepaid inventory purchases	492	250
Deferred charges(1)	-	217
Other	10	24
Total prepaid expenses and other current assets	$584	$523

(1)	Deferred charges at December 31, 2015 includes $153 related to the cost of inventory shipped to Cenegenics in May 2015 and deferred financing costs of $65 related to the Financing. The Financing costs were reclassified to additional paid-in capital during the first quarter of 2016, upon consummation of the first tranche of the Financing.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Accrued Expenses

Accrued expenses consist of estimated future liability payments that relate to the current and prior accounting periods. Management reviews these estimates regularly to determine their reasonableness. Accrued expenses at June 30, 2016 and December 31, 2015 consisted of the following:

(In thousand $)	June 30, 2016	December 31, 2015
Advertising and promotional expense payable	$171	$171
Audit fees payable	36	64
Deferred rent	44	47
Deferred revenue(1)	-	228
Research & development	30	30
Accrued interest expense	34	13
Accrued salaries & bonuses	-	151
Consulting fees payable	21	2
Other accrued expenses	31	11
Total accrued expenses	$367	$717

(1)	Deferred revenue represents revenue to be recognized in connection with inventory shipped to Cenegenics in May 2015. The shipment was made under a settlement agreement with Cenegenics that included extended payment terms. Accordingly the Company has deferred the revenue until cash is collected from the customer.

NOTE 8 – STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the six months ended June 30, 2016 were as follows:

(In thousand $)			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2015	3,552,873	$4	$26,946	$(23,445)	$3,505
Private placement, net	1,500,000	1	5,140	-	5,141
Stock-based compensation expense	28,182	-	226	-	226
Net loss	-	-	-	(2,723)	(2,723)
Balance at June 30, 2016	5,081,055	$5	$32,312	$(26,168)	$6,149

Increase in Number of Authorized Shares

On March 8, 2016, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to increase the number of authorized shares of common stock. As a result of the amendment, the number of the Company’s authorized shares of common stock increased from 8,000,000 to 12,000,000.

Issuances of Common Stock

The Company has periodically issued common stock in connection with certain private and public offerings. For the six months ended June 30, 2016 and the year ended December 31, 2015, the Company has received aggregate gross proceeds of $6,251 from these offerings as follows:

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

June 30, 2016

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

The following table summarizes information about warrants outstanding and exercisable at June 30, 2016:

				Shares Underlying
		Number of Shares Underlying	Shares Underlying Warrants	Warrants Outstanding and
		Warrants Originally	Exchanged, Exercised	Exercisable at June 30,	Exercise	Expiration Term in
Description	Issuance Date	Issued	or Expired	2016	Price	Years
Series A(1)	January 27, 2014	315,676	-	315,676	$15.00	0.58
Series B(1)	January 27, 2014	157,846	-	157,846	$45.00	2.57
Series C(2)	November 19, 2014	145,399	(142,957)	2,442	$12.00	3.88
			142,957	142,957	$9.00	3.88
Series E(2)	November 19, 2014	145,399	(145,399)	-	$15.00	N/A
			142,957	142,957	$9.00	5.88
First Closing(3)	March 3, 2016	375,000	-	375,000	$7.00	4.67
		1,139,320	(2,442)	1,136,878

(1)	Issued in connection with the January 27, 2014 private placement transaction.
(2)	Issued in connection with the November 19, 2014 registered-direct public offering, and subsequently revised pursuant to Warrant Exercise Agreements entered into on May 18, 2015.
(3)	Issued upon the closing of the first tranche of the Financing with RENS Technology Inc. on March 3, 2016.

The following table summarizes the activities in warrants for the six months ended June 30, 2016:

		Weighted
	Shares	Average
	Underlying	Exercise
	Warrants	Price
Balance at December 31, 2015	761,878	$18.95
Warrants issued	375,000	7.00
Balance at June 30, 2016	1,136,878	$15.01

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

The following table summarizes the assumptions used to value the warrants at the issuance date using the Black-Scholes option pricing model:

		Number of
	Issuance /	Shares Underlying	Stock Price on
	Modification	Warrants	Measurement	Exercise	Expected	Expected	Dividend	Risk Free
Description	Date	Issued	Date	Price	Term	Volatility	Yield	Rate
Series A	January 27, 2014	315,676	$7.00	$15.00	3.00	150.00%	0.00%	0.76%
Series B	January 27, 2014	157,846	$7.00	$45.00	5.00	150.00%	0.00%	1.61%
Series C	November 19, 2014	145,399	$9.37	$12.00	5.50	94.60%	0.00%	1.64%
Repricing Series C	May 18, 2015	142,957	$5.95	$9.00	5.00	96.34%	0.00%	1.46%
Series E	November 19, 2014	145,399	$9.37	$15.00	7.50	94.60%	0.00%	1.64%
Repricing Series E	May 18, 2015	142,957	$5.95	$9.00	7.00	96.34%	0.00%	1.87%
First Closing	March 3, 2016	375,000	$1.74	$7.00	5.00	130.07%	0.00%	1.33%

NOTE 10 – STOCK COMPENSATION

Equity Incentive Plan

The Company’s 2012 Equity Incentive Plan (as amended, the “Plan”) provides for the issuance of up to 550,000 shares of our common stock. The Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. As of June 30, 2016, the remaining shares of common stock available for future issuance of awards was 161,879. The Company granted an aggregate of 30,000 options to purchase restricted common stock to certain directors prior to the adoption of the Plan of which 25,000 options to purchase restricted common stock are outstanding and exercisable at June 30, 2016.

Stock Option

The following table summarizes stock option activity for the six months ended June 30, 2016:

			Weighted
		Weighted	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Options	Price	Term (Years)
Balance at December 31, 2015	400,545	$14.56	8.61
Options forfeited	(32,500)	12.52
Options cancelled	(48,205)	13.35
Balance at June 30, 2016	319,840	$14.95	6.95

At June 30, 2016, the exercisable options had no intrinsic value.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

The following table summarizes information about options outstanding and exercisable at June 30, 2016:

Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
	Options	Remaining		Options	Remaining
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Contractual Life
$7.00	5,000	5.90	$7.00	5,000	5.90
$8.60	22,000	7.70	$8.60	22,000	7.70
$10.00	5,040	6.61	$10.00	5,040	6.61
$11.00	3,000	6.52	$11.00	3,000	6.52
$12.10	30,500	7.86	$12.10	30,500	7.86
$12.50	104,300	7.71	$12.50	60,300	7.11
$12.55	10,000	0.25	$12.55	10,000	0.25
$13.45	2,000	7.98	$13.45	1,000	7.98
$13.50	12,000	7.99	$13.50	6,000	7.99
$13.75	6,000	8.18	$13.75	4,500	8.18
$17.50	100,000	6.61	$17.50	100,000	6.61
$32.00	15,000	5.04	$32.00	15,000	5.04
$34.50	5,000	5.07	$34.50	5,000	5.07
	319,840			267,340

As of June 30, 2016, there were 52,500 remaining unvested options, with vesting terms ranging from 0.2 to 2.5 years. As of June 30, 2016, vested options had a weighted-average remaining contractual term of 6.7 years and a weighted-average exercise price of $15.39 per share.

Restricted Stock

The following table summarizes restricted stock awards activities for the six months ended June 30, 2016:

		Weighted
		Average
		Grant Date
	Shares	Share Price
Restricted stock awards unvested at December 31, 2015	18,450	$9.09
Granted	28,182	1.78
Vested	(28,232)	3.30
Restricted stock awards unvested at June 30, 2016	18,400	$6.78

At June 30, 2016, the weighted-average remaining vesting period of unvested restricted stock awards was 1.11 years.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Stock-Based Compensation:

Stock-based compensation was $129 and $278 for the three months ended June 30, 2016 and 2015, respectively, and $226 and $565 for the six months ended June 30, 2016 and 2015, respectively. Stock-based compensation consists of expenses related to the issuance of stock options and restricted stock.

The following table summarizes the components of stock-based compensation included in the statements of operations for the three and six months ended June 30, 2016 and 2015:

(In thousand $)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Research & development	$9	$25	$1	$50
Selling, general and administrative	120	253	225	515
Total stock-based compensation	$129	$278	$226	$565

The aggregate unrecognized compensation expense of stock options and restricted stock awards at June 30, 2016 was $325 which will be recognized through January 2019.

NOTE 11 – INCOME TAXES

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

At June 30, 2016, the future minimum lease payments under the non-cancellable operating lease in excess of one year is as follows:

(In thousand $)

Years Ended December 31,	Amount
2016 (remaining six months)	$90
2017	181
2018	187
2019	191
Total	$649

Rent expense, including common area maintenance charges and taxes, was $24 and $56 for the three months ended June 30, 2016 and 2015, respectively, and $100 and $111 for the six months ended June 30, 2016 and 2015, respectively.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Defined Contribution Plan

The Company established a 401(k) Plan (the “401(k) Plan”) for eligible employees of the Company effective April 1, 2014. Generally, all employees of the Company who are at least twenty-one years of age and who have completed three months of service are eligible to participate in the 401(k) Plan. The 401(k) Plan is a defined contribution plan that provides that participants may make salary deferral contributions, of up to the statutory maximum allowed by law (subject to make-up contributions) in the form of voluntary payroll deductions. The Company’s matching contribution is equal to 100 percent on the first four percent of a participant’s compensation which is deferred as an elective deferral. The Company’s aggregate matching contribution were $9 and $13 for the three months ended June 30, 2016 and 2015, respectively, and $16 and $27 for the six months ended June 30, 2016 and 2015, respectively.

Supply Agreement

On July 18, 2014, the Company entered into the First Amended and Restated Exclusive Supply Agreement (the “Supply Agreement”) with DIL. Pursuant to the Supply Agreement, DIL manufactures and supplies Fortetropin exclusively to the Company and may not manufacture Fortetropin for other entities. In exchange, the Company agreed to purchase minimum quantities of Fortetropin at fixed prices through 2016. DIL agreed to assign its United States patent application for the manufacture of the formula to the Company and the Company agreed, for a period of seven years from the expiration of the Supply Agreement, to pay DIL a low single-digit royalty payment for each kilogram of Fortetropin produced by the Company, subject to certain minimum and maximum amounts. DIL also granted the Company a right of first refusal to license and/or acquire the European patent it owns for the manufacture of the formula. The Supply Agreement expires on December 31, 2016, and may be renewed for additional one-year periods unless terminated by either party by giving a ninety day notice before the expiration of the current term. Included in prepaid expenses and other current assets at June 30, 2016 and December 31, 2015 was $492 and $250, respectively, for inventory purchases the Company made, which have not yet been delivered by DIL. The minimum purchase obligations under the Supply Agreement are €3,685, or approximately $4,092, in 2016 (including 2014, 2015 and first six months 2016 purchase commitments of €229, or approximately $255, €1,728, or approximately $1,919, and €864, or approximately $959, respectively, that were not yet made) and €864, or approximately $959, for the remaining six months of 2016. Our failure to meet the 2014, 2015 and first six months of 2016 minimum purchase commitments could be considered a material breach under the terms of the Supply Agreement, and DIL can seek to terminate the Supply Agreement. Upon receipt of written notice of a material breach, the Company would have sixty days to fulfill the purchase requirements. If we do not cure the breach within sixty days, DIL may terminate the Supply Agreement immediately upon sending us written notification. If the Supply Agreement is terminated, DIL may seek to invalidate the assignment of the patent application, which could cause us to incur significant expenses to defend against such claim. If DIL is successful in invalidating the assignment of the patent application, we may be limited from manufacturing, selling or using Fortetropin, which would adversely impact our business, financial condition and results of operations.

Legal Proceedings

Based on information currently available, discussion with counsel, established reserves and other resources, the Company does not believe that the outcome of any outstanding litigation and claims is likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or liquidity. Legal costs such as outside counsel fees and expenses are charged to selling, general and administrative expenses in the period incurred.

Note 13 – Related Party Transactions

The following is a description of the transactions we have engaged in with our directors, director nominees and officers and beneficial owners of more than five percent of our voting securities and their affiliates:

On August 1, 2015, we entered into a consulting agreement with Muscle Longevity LLC, a company that has the same owner as Ultra Pro Sports, LLC, a greater than 5% beneficial owner of our common stock at December 31, 2015. Under the terms of the agreement, Muscle Longevity LLC agreed to provide introductions and referrals to new distribution channels for our products including, but not limited to, health and wellness centers and sports nutrition companies and to conduct industry research and advise us regarding distributors, markets, and sales opportunities for the Company’s products. As compensation for the services, Muscle Longevity LLC is paid a consulting fee of $16 per month.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Plan of Operation

We are focused on the discovery, development and commercialization of nutritional supplements, functional foods, therapeutic products and other technologies aimed at maintaining or improving the health and performance of muscle tissue. Our initial core ingredient is Fortetropin, a natural, reversible, temporary myostatin reducing agent. Our plan of action is to: (i) create a sales platform through marketing products containing our proprietary ingredient Fortetropin in established, growing, and new markets and strategic selection of partnerships and collaborations to maximize near-term and future revenues, (ii) deepen the scientific understanding of the activity of Fortetropin, specifically as a natural, reversible, temporary reducer of the regulatory protein myostatin, and to leverage this knowledge to strengthen and build our intellectual property, (iii) conduct research and development activities to evaluate myostatin modulation in a range of both wellness and disease states, (iv) identify other products and technologies which may broaden our portfolio and define a business development strategy to protect, enhance and accelerate the growth of our products, (v) reduce the cost of manufacturing through process improvement, and (vi) identify contract manufacturing resources that can fully meet our future growth requirements. We believe that myostatin regulation represents a rational entry point for our drug discovery efforts and are evaluating therapeutic targets in this area.

Our commercial focus is to leverage our clinical data to develop multiple products to target the large, but currently underserved, markets focused on muscle health. The sales channels through which we sell our products are evolving. The first product we introduced was MYO-T12, which was sold in the sports nutrition market. MYO-T12 is a proprietary formula containing Fortetropin and other ingredients. The formula was sold under the brand name MYO-T12 and later as MYO-X through an exclusive distribution agreement with Maximum Human Performance (“MHP”). While the exclusive distribution agreement with MHP terminated in March 2015, MHP continues to distribute its remaining MYO-X inventories it previously purchased from the Company on popular retailer websites and in specialty retailers principally in the U.S. We do not expect future sales to MHP.

In February 2014, we expanded our commercial operations into the age management market through a distribution agreement with Cenegenics Product and Lab Services, LLC (“Cenegenics”), under which Cenegenics distributes a proprietary formulation containing Fortetropin which it previously purchased from the Company through its age management centers and its community of physicians focused on treating a growing population of patients focused on proactively addressing age-related health and wellness concerns. On November 28, 2014, we entered into a settlement agreement with Cenegenics wherein we agreed to accept $1,900 by April 2016, (i.e., $300 in the fourth quarter of 2014 and $100 per month from January 2015 through April 2016) in full satisfaction of Cenegenics’ outstanding obligations with respect to units of product produced by the Company, including units that had not yet been shipped to Cenegenics at the time of the settlement agreement. In exchange, we agreed to withdraw our October 10, 2014 request for arbitration before the International Chamber of Commerce. During the second quarter of 2015, Cenegenics accepted delivery of the remaining units that we were storing on its behalf. Given the settlement agreement’s extended payment schedule, the Company deferred the revenue and related cost associated with the shipment and recorded the revenue and cost of sales as the related payments were received through April 2016. The distribution agreement with Cenegenics expires in December 2016. We do not expect future sales to Cenegenics.

During the second quarter of 2015 we launched Rē Muscle HealthTM, our own direct-to-consumer portfolio of muscle health bars, meal replacement shakes and daily supplement powders each powered by a full 6.6 gram single serving dose of Fortetropin. Our Rē Muscle Health products are sold through our e-commerce website, remusclehealth.com, and amazon.com.

We continue to pursue additional distribution and branded sales opportunities. There can be no assurance that we will be able to secure distribution arrangements on terms acceptable to the Company, or that we will be able to generate significant sales of our current and future branded products. We expect to continue developing our own core branded products in markets such as functional foods, sports and fitness nutrition and rehab and restorative health and to pursue international sales opportunities. We expect to leverage our relationship with RENS Agriculture Science & Technology Co. Ltd., (“RENS Agriculture”) to pursue distribution opportunities in countries in Southeast Asia where we believe there may be significant demand for our products. For additional information about RENS Agriculture, refer to the section below entitled “Strategic Investment Transaction.” We believe the growing awareness of the potential therapeutic uses of myostatin reducing agents supports continued development of our own core products. We remain committed to developing new products, improving our existing products and reducing the cost of manufacturing our products by finding more efficient manufacturing processes and contract manufacturers.

The Company currently relies on one third-party manufacturer to produce Fortetropin. This manufacturer purchases all the necessary raw materials from suppliers and coordinates any additional production steps with third-parties. We have multiple vendors for blending, packaging and labeling our products.

Strategic Investment Transaction

On December 17, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with RENS Technology Inc. (the “Purchaser”), pursuant to which the Purchaser agreed to invest $20.25 million in the Company (the “Financing”) in exchange for (i) an aggregate of 3,537,037 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”), and (ii) warrants to purchase an aggregate of 884,259 shares of Common Stock (the “Warrants”, and together with the Shares, the “Securities”). The Purchaser will purchase the Securities in three tranches over twenty-four months. In the first tranche, which closed on March 3, 2016, the Purchaser acquired 1,500,000 Shares and a warrant to purchase 375,000 shares of Common Stock (the “First Closing Warrant”) for $5.25 million. In the second tranche, which we expect will close in September 2016, the Purchaser will acquire 925,926 Shares and a warrant to purchase 231,481 shares of Common Stock (the “Second Closing Warrant”) for $5.0 million. In the third tranche, which we expect will close within eighteen months of the closing of the second tranche, the Purchaser will acquire 1,111,111 Shares and a warrant to purchase 277,778 shares of Common Stock (the “Third Closing Warrant”) for $10.0 million. Each of the Warrants will be immediately exercisable upon issuance, will expire five years after issuance and will have the following exercise prices: (a) $7.00 per share for the First Closing Warrant, (b) $10.80 per share for the Second Closing Warrant and (c) $18.00 per share for the Third Closing Warrant. In addition, the Company agreed: (i) that the Purchaser will have the right to appoint four persons to the Company’s board of directors, subject to adjustment based on the Purchaser’s ownership percentage of the Company; (ii) to provide the Purchaser with a right to participate in 50% (or 100% if shares are to be issued for less than $3.50 per share) of any future financings pursued by the Company within 12 months from the closing of the third tranche of the Financing; and, (iii) until the closing of the third tranche, the Company will not take certain actions, including issuing shares (except for certain permitted issuances) or appointing new officers and directors, without the Purchaser’s consent.

The Company intends to use the net proceeds from the Financing to fund its working capital, product development and marketing, research and development and other general corporate purposes. Concurrent with the execution of the Purchase Agreement, the Company entered into an exclusive distribution agreement (the “Distribution Agreement”) with RENS Agriculture, the parent company of the Purchaser. Pursuant to the terms of the Distribution Agreement, the Company will supply product for RENS Agriculture’s exclusive distribution in China (including mainland China, Hong Kong, Macau and Taiwan) and all countries in Southeast Asia in exchange for payment terms to be mutually agreed upon the conclusion of a market study and trial sale. In addition, the Purchaser agreed that, subsequent to the closing of the first tranche of the Financing, it will assist the Company in: utilizing its food technologies in the Company’s existing and future products, finding suitable manufacturing partners in China, locating suitable acquisition targets in China and setting up a subsidiary in China.

Clinical and Basic Research Programs

We invest in research and development activities externally through academic and industry collaborations aimed at enhancing our products, optimizing manufacturing and broadening the product portfolio. We have developed the following collaborations with various academic centers:

●	In May 2015, we initiated a dose response clinical study led by Jacob Wilson, Ph.D., CSCS*D, Professor of Health Sciences and Human performance at the University of Tampa, to examine the effects of Fortetropin supplementation on plasma myostatin levels at various dosing levels in young adult males and females. This study is intended to help us better define the dose response curve, the minimal effective dose and effects of Fortetropin on serum myostatin. In this double blind placebo controlled clinical study, 80 male and female subjects ranging in ages between 18 and 22 were randomized into four groups such that no significant differences in serum myostatin concentration existed between groups. Following assignment to one of the four groups, blood samples were collected to establish baseline values. Subjects were subsequently supplemented with three different doses of Fortetropin (2.0g, 4.0g and 6.6g) and a matching placebo for one week. Following a week of supplementation, blood samples were collected and serum myostatin levels were assayed. Results demonstrated that Fortetropin is effective as a myostatin reducing agent at daily doses of 4.0g and 6.6g. This research, which continues to build upon our current knowledge of Fortetropin, may result in the formulation of new products. Data from this study was presented at the 2016 International Conference on Frailty & Sarcopenia in April 2016.

●	In May 2014, we entered into an agreement with the University of Tampa to study the effects of Fortetropin supplementation in conjunction with modest resistance training in average men. The study was a double-blind, placebo-controlled trial which examined the effects of Fortetropin on skeletal muscle growth, lean body mass, strength, and power in recreationally trained males. Forty-five subjects were divided into placebo, 6.6g and 19.8g dosing arms of Fortetropin daily for a period of 12 weeks. Results demonstrated a statistically significant increase in both muscle thickness and lean body mass in subjects taking Fortetropin compared to placebo. Additionally, a statistically significant decrease in fat mass in subjects in the 19.8g arm was noted. The clinical study also analyzed blood myostatin, follistatin and cytokines levels via high-sensitivity enzyme-linked immunosorbent assay (“ELISA”) based spectrophotometric. Serum was analyzed for a plethora of relative cytokine levels via high-sensitivity enhanced chemiluminescent-based methods. The Interferon-Gamma (“IFN-γ”) inflammatory cytokine protocol screening showed no statistically significant changes in serum levels of IFN-γ for subjects in the placebo group. However, subjects in both Fortetropin daily dosing arms experienced statistically significant decreases (p < 0.05) in serum levels of the IFN-γ inflammatory cytokine. IFN-γ is recognized as a signature pro-inflammatory cytokine protein that plays a central role in inflammation and autoimmune diseases. Excess levels of inflammatory cytokines are associated with muscle-wasting diseases such as sarcopenia and cachexia. The lipid serum safety protocol demonstrated that daily use of Fortetropin at recommended and three times the recommended dose had no adverse lipid effect and did not adversely affect cholesterol, HDL or triglyceride levels. Data from the study was presented at the American College of Nutrition’s 55th annual conference. A separate mechanism of action study at the University of Tampa demonstrated that in addition to reducing serum myostatin levels, Fortetropin showed activity in mTOR and Ubiquitin pathways, two other crucial signaling pathways in the growth and maintenance of healthy muscle. Specifically, the preclinical data showed that Fortetropin up-regulates the mTOR regulatory pathway. The mTOR pathway is responsible for production of a protein kinase related to cell growth and proliferation that increases skeletal muscle mass. Up-regulation of the mTOR pathway is important in preventing muscle atrophy. We believe Fortetropin's ability to affect the mTOR pathway may have a significant impact in treating patients suffering from degenerative muscle diseases and suggests that Fortetropin-based products may help slow muscle loss secondary to immobility and denervation. The preclinical data also demonstrated that Fortetropin acts to reduce the synthesis of proteins in the Ubiquitin pathway, a highly selective, tightly regulated system that serves to activate muscle breakdown. Over-production in the Ubiquitin pathway is responsible for muscle degradation. We believe Fortetropin's ability to regulate production in the Ubiquitin pathway may have significant implications for repairing age-related muscle loss and for patients suffering from chronic diseases causing cachexia. The study was published in June 2016 in the Journal of the American College of Nutrition.

The foregoing agreements are an integral part of our business strategy and we believe they will provide a clear scientific rationale for Fortetropin's role as a nutritional product and support its use in different medical and health applications in the future.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

(In thousand $)	Three Months Ended June 30,		Change
	2016	2015	Dollars	%

Net revenue	$66	$82	$(16)	-20%
Cost of sales	49	31	18	58%
Gross profit	17	51	(34)	-67%
as a % of net revenue	26%	62%
Operating expenses:
Research and development	209	214	(5)	-2%
Selling, general and administrative	1,247	735	512	70%
Amortization	52	53	(1)	-2%
Total operating expenses	1,508	1,002	506	50%
as a % of net revenue	N/M	N/M

Operating loss	(1,491)	(951)	(540)	57%

Other (expense), net	(12)	(6)	(6)	100%

Income tax (expense)	-	-	-	N/M

Net loss	$(1,503)	$(957)	$(546)	57%

N/M = Percent change not meaningful

Net sales

Net sales for the three months ended June 30, 2016 decreased $16, or 20%, compared to net sales for the three months ended June 30, 2015. The decrease in net sales was primarily due to a shift in commercial strategy - from exclusive distribution relationships to e-commerce sales of our Rē Muscle Health portfolio of branded products, which we began selling during the second quarter of 2015. This shift in strategy resulted in a decrease of distributor sales of $38. Partially offsetting this decrease was an increase of $24 of revenue from e-commerce sales. We continue to explore strategic partnerships and collaborations opportunities to expand the commercial distribution of Fortetropin and our Rē Muscle Health portfolio of products.

Cost of sales and gross profit

Cost of sales for the three months ended June 30, 2016 increased $18, or 58%, compared to cost of sales for the three months ended June 30, 2015. The increase in cost of sales was primarily due to lower margins related to e-commerce sales and inventory write offs of $6.

Operating expenses

Selling, general and administrative expenses for the three months ended June 30, 2016 increased $512, or 70%, compared to selling, general and administrative expenses for the three months ended June 30, 2015. The increase in selling, general and administrative expenses was due primarily to an increase of $240 in investor relations and public relations costs, a $195 reversal of prior year expense related to the reduction in the allowance for doubtful accounts recorded against the Cenegenics’ accounts receivable, and a $179 increase in marketing and promotion expenses; partially offset by a decrease in personnel costs of $92 consisting mostly of stock-based compensation.

Other (expense), net

Other (expense), net for the three months ended June 30, 2016 increased ($6), or 100%, compared to other (expense), net for the three months ended June 30, 2015. The increase in other (expense), net was due to $12 of interest related to the convertible note during the three months ended June 30, 2016, compared to $6 of interest expense during the three months ended June 30, 2015 related to the October 2013 revolving credit agreement (as amended, the “Revolving Note”).

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

(In thousand $)	Six Months Ended June 30,		Change
	2016	2015	Dollars	%

Net revenue	$261	$88	$173	197%
Cost of sales	262	36	226	628%
Gross profit (loss)	(1)	52	(53)	-102%
as a % of net revenue	0%	59%
Operating expenses:
Research and development	373	403	(30)	-7%
Selling, general and administrative	2,178	2,023	155	8%
Amortization	104	105	(1)	-1%
Loss on asset impairments	44	-	44	N/M
Total operating expenses	2,699	2,531	168	7%
as a % of net revenu	N/M	N/M

Operating loss	(2,700)	(2,479)	(221)	9%

Other (expense), net	(23)	(6)	(17)	283%

Income tax (expense)	-	(1)	1	N/M

Net loss	$(2,723)	$(2,486)	(237)	10%

N/M = Percent change not meaningful

Net sales

Net sales for the six months ended June 30, 2016 increased $173, or 197%, compared to net sales for the six months ended June 30, 2015. The increase in net sales was primarily due to an increase in sales revenue related to the collections of deferred revenue from a distributor and other distributor sales of $93 and an increase of $86 related to the shift in commercial strategy - from exclusive distribution relationships to e-commerce sales. We continue to explore strategic partnerships and collaborations opportunities to expand the commercial distribution of Fortetropin and our Rē Muscle Health portfolio of products.

Cost of sales and gross profit (loss)

Cost of sales for the six months ended June 30, 2016 increased $226, or 628%, compared to cost of sales for the six months ended June 30, 2015. The increase in cost of sales was primarily due to higher net sales as discussed above, inventory write offs of $94 and lower margins related to e-commerce sales.

Operating expenses

Research and development expenses for the six months ended June 30, 2016 decreased $30, or 7%, compared to research and development expenses for the six months ended June 30, 2015. The decrease in research and development expenses was primarily due to a $72 decrease in personnel costs associated with our clinical and basic research programs, partially offset by an increase in consulting expenses of $34 and an increase in facility costs of $14.

Selling, general and administrative expenses for the six months ended June 30, 2016 increased $155, or 8%, compared to selling, general and administrative expenses for the six months ended June 30, 2015. The increase in selling, general and administrative expenses was primarily due to a $240 increase in investor and public relations costs, a $195 reversal of prior year expense related to the reduction in the allowance for doubtful accounts recorded against the Cenegenics’ accounts receivable and a $90 increase in marketing and promotion costs. These increases were partially offset by a decrease in personnel costs of $221 consisting mostly of stock-based compensation and a $120 decrease in professional and consulting fees.

Other (expense), net

Other (expense), net for the six months ended June 30, 2016 increased ($17), or 283%, compared to other (expense), net for the six months ended June 30, 2015. The increase in other (expense), net was due to $23 of interest related to the convertible note during the six months ended June 30, 2016, compared to $6 of interest expense during the six months ended June 30, 2015 related to the revolving note.

Income tax expense

There was no income tax expense for the six months ended June 30, 2016. Income tax expense for the six months ended June 30, 2015 was $1, which reflects state minimum corporate taxes.

Liquidity and Capital Resources

Working capital at June 30, 2016 and December 31, 2015 is summarized as follows:

(In thousand $)	June 30,	December 31,	Increase
	2016	2015	(Decrease)
Current Assets:
Cash	$3,746	$879	$2,867
Accounts receivable, net	7	406	(399)
Inventories, net	1,370	1,467	(97)
Prepaid expenses and other current assets	584	523	61
Total current assets	$5,707	$3,275	$2,432
Current liabilities:
Accounts payable	$386	$328	$58
Accrued expenses and other current liabilities	367	717	(350)
Convertible note	575	575	-
Term note	-	100	(100)
Total current liabilities	$1,328	$1,720	$(392)
Working Capital	$4,379	$1,555	$2,824
Current Ratio	4.30	1.90

Working capital increased $2,824 to $4,379 at June 30, 2016 compared to $1,555 at December 31, 2015. Changes in working capital components were as follows:

●	Cash increased $2,867 primarily due to net proceeds of $5,141 received from the first tranche of the Financing. (See Note 1 to the Condensed Consolidated Financial Statements in Item 1. of this Quarterly Report) partially offset by the cash used in operations of $2,173 during the six months ended June 30, 2016.

●	Accounts receivable, net decreased $399 primarily due to a decrease of $400 of accounts receivable from Cenegenics, consisting of $322 of payments received under the Cenegenics settlement agreement and $78 resulting from expected product returns.

●	Inventories, net decreased $97 primarily due to cost of sales of $146 and inventory write-off charges of $94, which was partially offset by deferred charges of $153 related to the cost of inventory previously shipped to Cenegenics (of which $101 was recognized in cost of sales upon receipt of payment of the commensurate sale during the six months ended June 30, 2016 and $52 was written-off as unrecoverable costs related to the return of non-conforming goods) that was deferred until payment of the commensurate sale was received.

●	Prepaid expenses and other current assets increased $61 primarily due to higher prepaid inventory of $241, higher prepaid insurance of $49, partially offset by a decrease in deferred charges of $138 related to cost of inventory previously shipped to Cenegenics (refer to the above discussion on inventories, net) and $65 related to deferred financing costs being reclassified to additional paid-in capital upon the closing of the first tranche of the Financing.

●	Accounts payable increased $58 primarily due to the timing of payments.

●	Accrued expenses decreased $350 primarily due to a $228 decrease in deferred revenue related to product shipped to Cenegenics (of which $150 was recognized during the six months ended June 30, 2016 upon receipt of payment from the customer and $78 was written-off as unrecoverable costs related to product returns for non-conforming goods). In addition, accrued salaries decreased by $151 due to the payout of accrued personnel expenses.

●	The term note payable decreased $100 as a result of repayment.

At June 30, 2016, we had cash of $3,746 and total assets of $7,599 (which includes intangible assets of $1,632).

Summarized cash flows for the six months ended June 30, 2016 and 2015 are as follows:

(In thousand $)	Six Months Ended June 30,
	2016	2015	Change

Net cash (used by) operating activities	$(2,173)	$(1,674)	$(499)
Net cash (used in) investing activities	(1)	(12)	11
Net cash provided by financing activities	5,041	1,416	3,625
Net increase/(decrease) in cash	$2,867	$(270)	$3,137

Cash flows from operating activities represent net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash used by operating activities for the six months ended June 30, 2016 increased $499 compared to the six months ended June 30, 2015 primarily due to higher operating expenses and lower working capital, partially offset by lower gross profit. For additional information about the changes in operating assets and liabilities refer to the above discussion on working capital.

Net cash used in investing activities includes cash used to purchase capital assets. Net cash used in investing activities for the six months ended June 30, 2016 included additions to fixed assets of $1. Net cash used in investing activities for the six months ended June 30, 2015 included additions to fixed assets of $12.

Net cash provided by financing activities includes proceeds from borrowing and issuing equity instruments. Net cash provided by financing activities for the six months ended June 30, 2016 includes net proceeds of $5,141 from the closing of the first tranche of the Financing, offset by $100 used to pay off the term note on January 7, 2016. Net cash provided by financing activities for the six months ended June 30, 2015 includes net proceeds of $916 received from the cash exercise of the Series D warrants and borrowing of $500 made under the Revolving Note.

Convertible Note

On December 17, 2015, concurrent with the execution of the Purchase Agreement with RENS Technology Inc., the Company issued an unsecured promissory note in the principal amount of $575 (the “Note”) to Gan Ren, a related party of RENS Agriculture. The Note bears interest at a rate of 8% per annum and matures on December 17, 2016 (the “Maturity Date”) and had accrued interest of $25 at June 30, 2016. On the Maturity Date, the Note and any accrued interest thereon will automatically convert into shares of Common Stock at $2.75 per share (the “Conversion Price”), unless earlier converted. At any time prior to the Maturity Date, the holder of the Note may convert in whole or in part the Note and any accrued interest into shares of Common Stock at the Conversion Price. Subject to conversion terms, the Note may be prepaid in whole or in part at any time by the Company prior to the Maturity Date, without penalty. In the event of a prepayment, the holder will have the right to convert the unpaid principal and accrued interest owing under the Note, in whole or in part, into shares Common Stock at the Conversion Price. The Note includes standard events of default including non-payment of the principal or accrued interest due on the Note. Upon an event of default, all obligations under the Note will become due and payable.

Term Note

On September 10, 2015, the Company converted its outstanding revolving note with City National Bank, which had a termination date of August 31, 2015, into a term note (the “Term Note”). The Term Note provided that the then outstanding balance of $400 shall be payable along with interest thereon on the last day of each month in four (4) consecutive installments of $100, with the final installment due and payable in full on December 31, 2015. The Term Note was collateralized by all inventory, chattel paper, accounts, equipment, general intangibles, securities and instruments and contained customary events of default, including failure to make payment and bankruptcy. At June 30, 2016 there were no borrowings under the Term Note. At December 31, 2015, the balance under the Term Note was $100. The Term Note was paid in full on January 7, 2016.

We may seek to raise additional capital through the issuance of debt or equity securities. Should the Company seek additional debt and/or equity financing, it cannot assure that such financing will be available on acceptable terms, if at all. Based on management’s forecast, as of the filing date of this Form 10-Q, we believe that we will have sufficient capital resources from operations and the Financing in order to meet operating expenses and working capital requirements for at least the next twelve months.

Long-term Contractual Obligations

At June 30, 2016, the Company’s enforceable and legally binding contractual obligations include future minimum lease payments under a non-cancellable operating lease and purchase obligations under a long-term supply agreement.

At June 30, 2016, the future minimum lease payments under the non-cancellable operating lease in excess of one year were as follows:

(In thousand $)

Years Ended December 31,	Amount
2016 (remaining six months)	$90
2017	181
2018	187
2019	191
Total	$649

For additional information about the operating lease refer to “NOTE 12 – Commitments and Contingencies – Operating Lease” in our notes to condensed consolidated financial statements.

See the discussion in “Convertible Note” above for a description of such contractual obligation.

On July 18, 2014, the Company entered into the First Amended and Restated Exclusive Supply Agreement (the “Supply Agreement”) with DIL. Pursuant to the Supply Agreement, DIL manufactures and supplies Fortetropin exclusively to the Company and may not manufacture Fortetropin for other entities. In exchange, the Company agreed to purchase minimum quantities of Fortetropin at fixed prices through 2016. DIL agreed to assign its United States patent application for the manufacture of the formula to the Company and the Company agreed, for a period of seven years from the expiration of the Supply Agreement, to pay DIL a low single-digit royalty payment for each kilogram of Fortetropin produced by the Company, subject to certain minimum and maximum amounts. DIL also granted the Company a right of first refusal to license and/or acquire the European patent it owns for the manufacture of the formula. The Supply Agreement expires on December 31, 2016, and may be renewed for additional one-year periods unless terminated by either party by giving a ninety day notice before the expiration of the current term. Included in prepaid expenses and other current assets at June 30, 2016 and December 31, 2015 was $492 and $250, respectively, for inventory purchases the Company made, which have not yet been delivered by DIL. The minimum purchase obligations under the Supply Agreement are €3,685, or approximately $4,092, in 2016 (including 2014, 2015 and first six months 2016 purchase commitments of €229, or approximately $255, €1,728, or approximately $1,919, and €864, or approximately $959, respectively, that were not yet made) and €864, or approximately $959, for the remaining six months of 2016. Our failure to meet the 2014, 2015 and first six months of 2016 minimum purchase commitments could be considered a material breach under the terms of the Supply Agreement, and DIL can seek to terminate the Supply Agreement. Upon receipt of written notice of a material breach, the Company would have sixty days to fulfill the purchase requirements. If we do not cure the breach within sixty days, DIL may terminate the Supply Agreement immediately upon sending us written notification. If the Supply Agreement is terminated, DIL may seek to invalidate the assignment of the patent application, which could cause us to incur significant expenses to defend against such claim. If DIL is successful in invalidating the assignment of the patent application, we may be limited from manufacturing, selling or using Fortetropin, which would adversely impact our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee share-Based Payment Accounting (ASU 2016-09”). ASU 216-09 provides guidance designed to simplify several aspects of the accounting for share-based payment transactions, including guidance relating to accounting for income taxes with respect to share-based payment awards; providing generally that excess tax benefits related to share-based awards should be recorded as a reduction to income tax expense (currently, excess tax benefits generally are recorded to additional-paid-in-capital); providing generally that excess tax benefits related to share-based awards should be classified along with other income tax cash flows as an operating activity (currently, excess tax benefits generally are separated from other income tax cash flows and classified as a financing activity); providing that an entity may make an accounting policy election either to base compensation cost accruals on the number of awards expected to vest (as required by current guidance) or to account for forfeitures when they occur; modifying the current exception to liability classification such that partial cash settlement of an award for tax withholding purposes would not result, by itself, in liability classification of the award if the amount withheld does not exceed the maximum statutory tax rate in the employees' applicable jurisdictions (currently, an award cannot qualify for equity classification, rather than liability classification, if the amount withheld exceeds the minimum statutory withholding requirements); and providing that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity on the statement of cash flows (currently there is no authoritative guidance addressing this classification issue). The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted (if early adoption occurs in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period). Depending on the particular issue addressed by the guidance, application of the guidance will be made prospectively, retrospectively or subject to a retrospective transition method. We are currently evaluating the potential impact of adopting this guidance on the Company's results of operations, cash flows and financial position.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) Section A – Leases: Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”). ASU 2016-02 provides guidance that will change the requirements for accounting for leases. The principal change under the new accounting guidance is that lessees under leases classified as operating leases will recognize a right-of-use asset and a lease liability. Current lease accounting does not require lessees to recognize assets and liabilities arising under operating leases on the balance sheet. Under the new guidance, lessees (including lessees under leases classified as finance leases and operating leases) will recognize a right-to-use asset and a lease liability on the balance sheet, initially measured as the present value of lease payments under the lease. Expense recognition and cash flow presentation guidance will be based upon whether the lease is classified as an operating lease or a finance lease (the classification criteria for distinguishing between finance leases and operating leases is substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current guidance). The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements; the guidance provides certain practical expedients. The Company is currently evaluating this guidance to determine its impact on the Company’s results of operations, cash flows and financial position.

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

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires all debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt. Prior to the issuance of this standard, debt issuance costs, which are specific incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument (i.e., third party costs), were required to be presented in the balance sheet as a deferred charge (i.e., an asset). Under ASU 2015-03, the presentation of debt issuance costs is consistent with the presentation for a debt discount, (i.e., a direct adjustment to the carrying value of the debt). ASU 2015-03 does not affect the recognition and measurement of debt issuance costs. Accordingly, the amortization of such costs should continue to be calculated using the interest method and be reported as interest expense. ASU 2015-03 is effective for us in financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company believes the new guidance will not have a material impact on the Company’s results of operations, cash flows or financial position.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” (“ASU 2015-01”). ASU 2015-01 eliminates from accounting principles generally accepted in the U.S. (“U.S. GAAP”) the concept of extraordinary items and, therefore, it will no longer be necessary for entities to assess items for potential classification as extraordinary items in their financial statements. The accounting changes in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company believes the new guidance will not have a material impact on the Company’s results of operations, cash flows or financial position.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The amendments in this update define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. This update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update are effective for us beginning in the first quarter of 2017. Early application is permitted. The Company believes the new guidance will not have a material impact on the Company’s results of operations, cash flows or financial position.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for us beginning in the first quarter of 2018 using one of two prescribed transition methods. The Company believes the new guidance will not have a material impact on the Company’s results of operations, cash flows or financial position.

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

The Company has recorded minimal sales to its distributors during the past eight consecutive quarters. Management’s estimates, including evaluation of impairment of long-lived assets and inventory reserves are based in part on forecasted future results. A variety of factors could cause actual results to differ from forecasted results and these differences could have a significant effect on asset carrying amounts.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

No.	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MYOS RENS TECHNOLOGY INC.

Date: August 12, 2016	By:	/s/ K. Bryce Toussaint
Name: K. Bryce Toussaint
Title: Chief Executive Officer

