Form 10-Q
period 2016-09-30
MYOS RENS TECHNOLOGY INC.
filed 2016-11-14
CIK 1402479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

As of November 10, 2016, the registrant had 5,086,055 shares of common stock outstanding.

MYOS RENS TECHNOLOGY INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD  ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$2,889	$879
Accounts receivable, net	1	406
Inventories, net	1,853	1,467
Prepaid expenses and other current assets	62	523
Total current assets	4,805	3,275

Fixed assets, net	246	287
Intangible assets, net	1,579	1,780
Total assets	$6,630	$5,342

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$249	$328
Accrued expenses and other current liabilities	360	717
Convertible note	575	575
Term note	-	100
Total current liabilities	1,184	1,720

Contract liability	125	117
Total liabilities	1,309	1,837

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value; 500,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 12,000,000 and 8,000,000 shares authorized; at September 30, 2016 and December 31, 2015, respectively; 5,086,055 and 3,552,873 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	5	4
Additional paid-in capital	32,350	26,946
Accumulated deficit	(27,034)	(23,445)
Total stockholders' equity	5,321	3,505

Total liabilities and stockholders' equity	$6,630	$5,342

See accompanying notes to unaudited condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited; in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Net revenues	$39	$36	$300	$124
Cost of sales (excludes amortization of acquired intangibles)	30	396	292	432
Gross profit (loss)	9	(360)	8	(308)
Operating expenses:
Research and development	108	231	481	634
Selling, general and administrative	703	645	2,881	2,668
Amortization of acquired intangibles	53	53	157	158
Loss on asset impairment	-	-	44	-
Total operating expenses	864	929	3,563	3,460
Operating loss	(855)	(1,289)	(3,555)	(3,768)

Other income (expense):
Interest income	-	1	-	1
Interest expense	(11)	(5)	(34)	(11)
Total other expense, net	(11)	(4)	(34)	(10)
Loss before income taxes	(866)	(1,293)	(3,589)	(3,778)

Income tax provision	-	(1)	-	(2)
Net loss	(866)	(1,294)	(3,589)	(3,780)
Deemed dividend resulting from warrant modification	-	-	-	(225)
Net loss attributable to common shareholders	$(866)	$(1,294)	$(3,589)	$(4,005)

Net loss per share attributable to common shareholders
Basic and diluted	$(0.17)	$(0.39)	$(0.76)	$(1.25)

Weighted average number of common shares outstanding:
Basic and diluted	5,064	3,306	4,708	3,192

See accompanying notes to unaudited condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine months ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,589)	$(3,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41	39
Amortization	157	157
Provision for inventory reserve	94	371
Accretion of contract liability	8	13
Decrease in allowance for doubtful accounts	-	(293)
Stock-based compensation	264	730
Impairment charge	44	-
Changes in operating assets and liabilities:
Accounts receivable	405	660
Inventories	(480)	(371)
Prepaid expenses and other current assets	461	274
Accounts payable and accrued expenses	(436)	229
Net cash used in operating activities	(3,031)	(1,971)

Cash flows from investing activities:
Purchases of fixed assets	-	(27)
Net cash used in investing activities	-	(27)

Cash flows from financing activities:
Borrowings of revolving note	-	400
Repayment of term note	(100)	(100)
Proceeds from exercise of warrants, net	-	916
Proceeds from private placement of common stock	5,250	-
Offering costs	(109)	-
Net cash provided by financing activities	5,041	1,216

Net increase (decrease) in cash	2,010	(782)
Cash at beginning of period	879	1,567
Cash at end of period	$2,889	$785

Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$2	$11
Income taxes, net of refunds	$-	$4

Supplemental schedule of non-cash investing and financing activities:
Incremental fair value resulting from warrant modification	$-	$225
Conversion of revolving note to term note	$-	$400

See accompanying notes to unaudited condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Our commercial focus is to leverage our clinical data to develop multiple products to target the large, but currently underserved, markets focused on muscle health. The sales channels through which we sell our products are evolving. The first product we introduced was MYO-T12, which was sold in the sports nutrition market. MYO-T12 is a proprietary formula containing Fortetropin and other ingredients. The formula was sold under the brand name MYO-T12 and later as MYO-X through an exclusive distribution agreement with Maximum Human Performance (“MHP”). The exclusive distribution agreement with MHP terminated in March 2015 and the Company does not expect any future sales to MHP.

In February 2014, we expanded our commercial operations into the age management market through a distribution agreement with Cenegenics Product and Lab Services, LLC (“Cenegenics”), under which Cenegenics distributes a proprietary formulation containing Fortetropin which it previously purchased from the Company through its age management centers and its community of physicians focused on treating a growing population of patients focused on proactively addressing age-related health and wellness concerns. On November 28, 2014, we entered into a settlement agreement with Cenegenics wherein we agreed to accept $1,900 by April 2016, in full satisfaction of Cenegenics’ outstanding obligations with respect to units of product produced by the Company, including units that had not yet been shipped to Cenegenics at the time of the settlement agreement. During the second quarter of 2015, Cenegenics accepted delivery of the remaining units that we were storing on its behalf. Given the settlement agreement’s extended payment schedule, the Company deferred the revenue and related costs and recorded the revenue and cost of sales as the payments were received in full through April 2016. The distribution agreement with Cenegenics expires in December 2016.

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

Strategic Investment Transaction

On December 17, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with RENS Technology Inc. (the “Purchaser”), pursuant to which the Purchaser agreed to invest $20.25 million in the Company (the “Financing”) in exchange for (i) an aggregate of 3,537,037 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”), and (ii) warrants to purchase an aggregate of 884,259 shares of Common Stock (the “Warrants”, and together with the Shares, the “Securities”). The Purchaser agreed to purchase the Securities in three tranches over twenty-four months. In the first tranche, which closed on March 3, 2016, the Purchaser acquired 1,500,000 Shares and a warrant to purchase 375,000 shares of Common Stock (the “First Closing Warrant”) for $5.25 million. In the second tranche, which we had expected to close in September 2016, the Purchaser would have acquired 925,926 Shares and a warrant to purchase 231,481 shares of Common Stock (the “Second Closing Warrant”) for $5.0 million. In the third tranche, which we had expected to close within eighteen months of the closing of the second tranche, the Purchaser would have acquired 1,111,111 Shares and a warrant to purchase 277,778 shares of Common Stock (the “Third Closing Warrant”) for $10.0 million. Each of the Warrants would have been immediately exercisable upon issuance, would expire five years after issuance and would have the following exercise prices: (a) $7.00 per share for the First Closing Warrant, (b) $10.80 per share for the Second Closing Warrant and (c) $18.00 per share for the Third Closing Warrant. In addition, the Company agreed: (i) that the Purchaser would have the right to appoint four persons to the Company’s board of directors, subject to adjustment based on the Purchaser’s ownership percentage of the Company; (ii) to provide the Purchaser with a right to participate in 50% (or 100% if shares are to be issued for less than $3.50 per share) of any future financings pursued by the Company within 12 months from the closing of the third tranche of the Financing; and, (iii) until the closing of the third tranche, the Company would not take certain actions, including issuing shares (except for certain permitted issuances) or appointing new officers and directors, without the Purchaser’s consent (collectively the “Purchaser’s Rights”).

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

On August 19, 2016, the Purchaser notified the Company that it did not intend to fulfill its obligation to fund the second tranche of the Financing, notwithstanding its confirmation to the Company in June 2016 that it would provide such funding in accordance with the terms of the Purchase Agreement. The Company has had subsequent discussions with the Purchaser regarding its breach of the terms of the Purchase Agreement and is reviewing all of its options, including legal options, against the Purchaser for its breach of the terms of the Purchase Agreement.

The Purchase Agreement provides that in the event that the Purchaser notifies the Company that it does not intend to fund the Second Closing Subscription Amount, the Purchaser is required to take all requisite action to cause the resignation or removal of one of its designees on the Board of Directors of the Company. Pursuant to the terms of the Purchase Agreement, effective August 23, 2016, Guiying Zhao resigned as a director of the Company. In addition, the Purchaser’s Rights terminated effective August 19, 2016.

Liquidity

As of September 30, 2016, the Company had cash of $2,889 to meet current obligations and working capital of $3,621 (current assets of $4,805, less current liabilities of $1,184). We have incurred net losses since our inception. For the three months ended September 30, 2016 and 2015, our net loss was $866 and $1,294, respectively, and for the nine months ended September 30, 2016 and 2015, our net loss was $3,589 and $3,780, respectively. In addition, net cash used in operating activities for the nine months ended September 30, 2016 and 2015 was $3,030 and $1,971, respectively. At September 30, 2016 and December 31, 2015, we had an accumulated deficit of $27,034 and $23,445, respectively. At September 30, 2016, we had outstanding borrowings of $575 under a convertible note (See NOTE 6 – Debt – Convertible Note).

As of the filing date of this Form 10-Q, the Company’s management believes that there is not sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses for the next twelve months. The Company will need to seek additional funding through public or private financing or through collaborative arrangements with strategic partners as the Company expects that it will continue to incur losses for the immediate future. The Company’s management believes the Company’s ability to finance future cash needs from its operations depends on its ability to sustain and grow revenue of the new strategic rebranding as well as the Company’s ability to access capital markets when necessary to accomplish the Company’s strategic objectives. However, there can be no guarantee that the Company will be successful in these efforts, or if they are, that such efforts will be adequate to meet the Company’s short-term capital requirements. These facts raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of MYOS RENS Technology Inc. and its wholly-owned subsidiary, Atlas Acquisition Corp. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, equity and the disclosures of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future non-conforming events. Accordingly, the actual results could differ significantly from estimates. Significant items subject to such estimates include but are not limited to the valuation of stock-based awards, revenue recognition, measurement of allowances for doubtful accounts and inventory reserves, the selection of asset useful lives, fair value estimations used to test long-lived assets, including intangibles, impairments and provisions necessary for assets and liabilities. The Company has recorded minimal sales during the past nine consecutive quarters. Management’s estimates, including evaluation of impairment of long-lived assets and inventory reserves are based in part on forecasted future results. A variety of factors could cause actual results to differ from forecasted results and these differences could have a significant effect on asset carrying amounts.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Cash & Cash Equivalents

As of September 30, 2016 and December 31, 2015, the Company had cash of $2,889 and $879, respectively. The Company considers all highly liquid investments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At September 30, 2016 and December 31, 2015, the Company had no cash equivalents.

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

Concentrations of Risk, Significant Customers and Significant Supplier

Management regularly reviews accounts receivable and if necessary, establishes an allowance for doubtful accounts that reflects management’s best estimate of amounts that may not be collectible based on historical collection experience and specific customer information. At September 30, 2016 there was no such allowance and the allowance was $390 at December 31, 2015. Bad debt expense recognized as a result of an allowance for doubtful accounts is classified under selling, general and administrative expenses in the statements of operations. There were no bad debt expenses for the three and nine months ended September 30, 2016. Based on historical collection experience and other factors, during the three months ended September 30, 2015, management determined that the Cenegenics allowance for doubtful accounts should be reduced to $97. Accordingly, a reduction in bad debt expense of $98 and $293 was recorded for the three and nine months ended September 30, 2015, respectively.

At September 30, 2016 and December 31, 2015, the Company had the following concentrations of net accounts receivable with customers:

(In thousand $)	September 30,	December 31,
	2016	2015
Cenegenics	$-	$400
Other customers	1	6
Accounts receivable, net	$1	$406

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

We review our fixed assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. If the assets are determined to be unrecoverable, an impairment loss is calculated by determining the difference between the carrying values and the estimated fair value. We did not consider any of our fixed assets to be impaired during the three and nine months ended September 30, 2016 and 2015.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

Intangible assets also include patent costs associated with applying for a patent and being issued a patent. Costs to defend a patent and costs to invalidate a competitor’s patent or patent application are expensed as incurred. Upon issuance of the patent, capitalized patent costs are reclassified from intangibles with indefinite lives to intangibles with finite lives and amortized on a straight-line basis over the shorter of the estimated economic life or the initial term of the patent, generally 20 years. During the three and nine months ended September 30, 2016, the Company recorded an impairment loss of $0 and $44, respectively. The impairment loss was related to the write-off of capitalized patent costs due to the unlikelihood of certain patents being issued.

Intangible assets at September 30, 2016 and December 31, 2015 consisted of the following:

(In thousand $)	September 30,	December 31,
	2016	2015
Intangibles with finite lives:
Intellectual property	$2,101	$2,101
Less: accumulated amortization	(522)	(365)
Total intangibles with finite lives:	1,579	1,736
Intangibles with indefinite lives:
Patent costs	-	44
Total intangibles with indefinite lives:	-	44
Total intangible assets, net	$1,579	$1,780

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense for intangible assets is estimated to be $53 over the remainder of 2016 and $210 in each of the next five years.

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

Revenue Recognition

The Company records revenue from product sales when persuasive evidence of an arrangement exists, product has been shipped or delivered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Product sales represent revenue from the sale of products and related shipping amounts billed to customers, net of promotional discounts, rebates, and return allowances. Depending on individual customer agreements, sales are recognized either upon shipment of product to customers or upon delivery. With respect to direct-to-consumer sales, both title and risk of loss transfer to customers upon our delivery to the customer. The Company’s gross product sales may be subject to sales allowances and deductions in arriving at reported net product sales. For example, we may periodically offer discounts and sales incentives to customers to encourage purchases. Sales incentives are treated as a reduction to the purchase price of the related transaction. Reductions from gross sales for customer discounts and rebates have been minimal. Sales allowances for product returns have not been provided, since under our existing arrangements, distributors are not permitted to return product except for non-conforming product.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Advertising

The Company charges the costs of advertising to selling, general and administrative expenses as incurred. Advertising and promotional costs were $53 and $49 for the three months ended September 30, 2016 and 2015, respectively, and $171 and $246 for the nine months ended September 30, 2016 and 2015 respectively. Advertising and promotional costs consisted primarily of marketing costs for our Rē Muscle Health products.

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

Shipping and Handling Costs

The Company records costs of shipping and handling of product to our customers in cost of sales. These expenses were $4 and $4 for the three months ended September 30, 2016 and 2015, respectively, and $18 and $8 for the nine months ended September 30, 2016 and 2015, respectively.

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

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Fair Value Measurement

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby observable and unobservable inputs, used in valuation techniques, are assigned a hierarchical level.   A financial asset or liability’s classification is determined based on the lowest level input that is significant to the fair value measurement. At September 30, 2016 and December 31, 2015, the Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable and accrued expenses and short-term debt. Due to their short-term nature, the carrying amounts of the Company’s financial instruments approximated their fair values.

Basic and Diluted Earnings (Loss) Per Share

Basic and diluted net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Potential dilutive securities outstanding are not included in the computation of diluted net loss per share, because including potential dilutive securities outstanding in the denominator of a diluted per-share computation would result in an anti-dilutive per share amount when an entity has a net loss for the period. For the three and nine months ended September 30, 2016 and 2015, the Company incurred a net loss. Accordingly, the Company’s common stock equivalents were anti-dilutive and excluded from the diluted net loss per share computation. The aggregate number of potentially dilutive common stock equivalents outstanding at September 30, 2016 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 1,681,658, which includes warrants to purchase an aggregate of 1,136,878 shares of common stock, options to purchase an aggregate of 301,090 shares of common stock, 222,290 shares of common stock issuable upon the conversion of a convertible promissory note and accrued interest thereon (See NOTE 6 – Debt – Convertible Note) and unvested restricted stock awards of 21,400 shares of common stock. The aggregate number of potentially dilutive common stock equivalents outstanding at September 30, 2016 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 1,216,808, which includes warrants to purchase an aggregate of 761,878 shares of common stock, options to purchase an aggregate of 443,480 shares of common stock and unvested restricted stock awards of 11,450 shares of common stock.

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

Interest costs and penalties related to income taxes are classified as interest expense and operating expenses, respectively, in the Company's financial statements.  For the three and nine months ended September 30, 2016 and 2015, the Company did not recognize any interest or penalty expense related to income taxes.  The Company files income tax returns in the U.S. federal jurisdiction and states in which it does business.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

September 30, 2016

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented and is effective for periods beginning after December 15, 2016. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires all debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt. Prior to the issuance of this standard, debt issuance costs, which are specific incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument (i.e., third party costs), were required to be presented in the balance sheet as a deferred charge (i.e., an asset). Under ASU 2015-03, the presentation of debt issuance costs is consistent with the presentation for a debt discount, (i.e., a direct adjustment to the carrying value of the debt). ASU 2015-03 does not affect the recognition and measurement of debt issuance costs. Accordingly, the amortization of such costs should continue to be calculated using the interest method and be reported as interest expense. ASU 2015-03 is effective for us in financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company believes the new guidance will not have a material impact on the Company’s results of operations, cash flows or financial position. The adoption of this standard as of January 1, 2016, did not have any impact on our consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” (“ASU 2015-01”). ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items and, therefore, it will no longer be necessary for entities to assess items for potential classification as extraordinary items in their financial statements. The accounting changes in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the standard is applied from the beginning of the fiscal year of adoption. The adoption of this standard as of January 1, 2016, did not have any impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The amendments in this standard define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. This standard provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this standard are effective for us beginning in the first quarter of 2017. Early application is permitted. The Company believes the new standard will not have a material impact on the Company’s results of operations, cash flows or financial position.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for us beginning in the first quarter of 2018 using one of two prescribed transition methods. The Company believes the new standard will not have a material impact on the Company’s results of operations, cash flows or financial position.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 4 – INVENTORIES, NET

Inventories, net at September 30, 2016 and December 31, 2015 consisted of the following:

(In thousand $)	September 30, 2016	December 31, 2015
Raw materials	$2,443	$1,997
Work in process	37	1
Finished goods	103	167
	2,583	2,165
Less: inventory reserves	(730)	(698)
Inventories, net	$1,853	$1,467

NOTE 5 – FIXED ASSETS

Fixed assets at September 30, 2016 and December 31, 2015 consisted of the following:

(In thousand $)	September 30, 2016	December 31, 2015
Furniture, fixtures and equipment	$116	$116
Computers and software	66	66
Leasehold improvements	239	239
Other	7	7
Total fixed assets	428	428
Less: accumulated depreciation and amortization	(182)	(141)
Net book value of fixed assets	$246	$287

Depreciation and amortization expense was $14 and $14 for the three months ended September 30, 2016 and 2015, respectively and $41 and $39 for the nine months ended September 30, 2016 and 2015, respectively. Repairs and maintenance costs are expensed as incurred.

NOTE 6 – DEBT

Convertible Note

On December 17, 2015, concurrent with the execution of the Purchase Agreement with RENS Technology Inc., the Company issued an unsecured promissory note in the principal amount of $575 (the “Note”) to Gan Ren, a related party of RENS Agriculture. The Note bears interest at a rate of 8% per annum and matures on December 17, 2016 (the “Maturity Date”) and had accrued interest of $36 at September 30, 2016. On the Maturity Date, the Note and any accrued interest thereon will automatically convert into shares of Common Stock at $2.75 per share (the “Conversion Price”), unless earlier converted. At any time prior to the Maturity Date, the holder of the Note may convert in whole or in part the Note and any accrued interest into shares of Common Stock at the Conversion Price. Subject to conversion terms, the Note may be prepaid in whole or in part at any time by the Company prior to the Maturity Date, without penalty. In the event of a prepayment, the holder will have the right to convert the unpaid principal and accrued interest owing under the Note, in whole or in part, into shares of Common Stock at the Conversion Price. The Note includes standard events of default including non-payment of the principal or accrued interest due on the Note. Upon an event of default, all obligations under the Note will become due and payable.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Term Note

On September 10, 2015, the Company converted its outstanding revolving note with City National Bank, which had a termination date of August 31, 2015, into a term note (the “Term Note”). The Term Note provided that the then outstanding balance of $400 shall be payable along with interest thereon on the last day of each month in four (4) consecutive installments of $100, with the final installment due and payable in full on December 31, 2015. At September 30, 2016 there were no borrowings under the Term Note. At December 31, 2015, the balance under the Term Note was $100 which was paid in full on January 7, 2016.

NOTE 7 - PREPAID EXPENSES, OTHER CURRENT ASSETS AND ACCRUED EXPENSES

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses and other current assets at September 30, 2016 and December 31, 2015 consisted of the following:

(In thousand $)	September 30, 2016	December 31, 2015
Prepaid insurance	$53	$32
Prepaid inventory purchases	1	250
Deferred charges(1)	-	217
Other	8	24
Total prepaid expenses and other current assets	$62	$523

(1)	Deferred charges as of December 31, 2015 primarily represents cost of inventory shipped to Cenegenics in May 2015

Accrued Expenses and Other Current Liabilities

Accrued expenses consist of estimated future liability payments that relate to the current and prior accounting periods. Management reviews these estimates regularly to determine their reasonableness. Accrued expenses at September 30, 2016 and December 31, 2015 consisted of the following:

(In thousand $)	September 30, 2016	December 31, 2015
Advertising and promotional expense payable	$171	$171
Audit fees payable	60	64
Deferred rent	42	47
Research & development	30	30
Accrued interest expense	45	13
Accrued salaries & bonuses	-	151
Deferred revenue(1)	-	228
Other accrued expenses	12	13
Total accrued expenses	$360	$717

(1)	Deferred revenue as of December 31, 2015 represents revenue that was recognized in connection with inventory shipped to Cenegenics in May 2015. The shipment was made under a settlement agreement with Cenegenics that included extended payment terms. The Company has collected payment from Cenegenics for this shipment and there is no deferred revenue as of September 30, 2016.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 8 – STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the nine months ended September 30, 2016 were as follows:

(In thousand $)			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders'
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2015	3,552,873	$4	$26,946	$(23,445)	$3,505
Private placement, net	1,500,000	1	5,140	-	5,141
Stock-based compensation expense	33,182	-	264	-	264
Net loss	-	-	-	(3,589)	(3,589)
Balance at September 30, 2016	5,086,055	$5	$32,350	$(27,034)	$5,321

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

For the nine months ended September 30, 2016 and the year ended December 31, 2015, the Company has received aggregate gross proceeds of $6,251 from these offerings as follows:

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

September 30, 2016

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

The following table summarizes information about warrants outstanding and exercisable at September 30, 2016:

Description Issuance Date	Number of Shares Underlying Warrants Originally Issued	Shares Underlying Warrants Exchanged, Exercised or Expired	Shares Underlying Warrants Outstanding and Exercisable	Exercise Price	Expiration Term in Years
Series A (1) January 27, 2014	315,676	-	315,676	$15.00	0.33
Series B (1) January 27, 2014	157,846	-	157,846	$45.00	2.32
Series C (2) November 19, 2014	145,399	(142,957)	2,442	$12.00	3.63
		142,957	142,957	$9.00	3.63
Series E (2) November 19, 2014	145,399	(145,399)	-	$15.00	N/A
		142,957	142,957	$9.00	5.63
First Closing (3) March 3, 2016	375,000	-	375,000	$7.00	4.42
	1,139,320	(2,442)	1,136,878

(1)	Issued in connection with the January 27, 2014 private placement transaction.
(2)	Issued in connection with the November 19, 2014 registered-direct public offering, and subsequently revised pursuant to Warrant Exercise Agreements entered into on May 18, 2015.
(3)	Issued upon the closing of the first tranche of the Financing with RENS Technology Inc. on March 3, 2016.

The following table summarizes the activities in warrants for the nine months ended September 30, 2016:

		Weighted
	Shares	Average
	Underlying	Exercise
	Warrants	Price
Balance at December 31, 2015	761,878	$18.95
Warrants issued	375,000	7.00
Balance at September 30, 2016	1,136,878	$15.01

The following table summarizes the assumptions used to value the warrants at the issuance date using the Black-Scholes option pricing model:

Description	Issuance / Modification Date	Number of Shares Underlying Warrants Issued	Stock Price on Measurement Date	Exercise Price	Expected Term	Expected Volatility	Dividend Yield	Risk Free Rate
Series A	January 27, 2014	315,676	$7.00	$15.00	3.00	150.00%	0.00%	0.76%
Series B	January 27, 2014	157,846	$7.00	$45.00	5.00	150.00%	0.00%	1.61%
Series C	November 19, 2014	145,399	$9.37	$12.00	5.50	94.60%	0.00%	1.64%
Repricing Series C	May 18, 2015	142,957	$5.95	$9.00	5.00	96.34%	0.00%	1.46%
Series E	November 19, 2014	145,399	$9.37	$15.00	7.50	94.60%	0.00%	1.64%
Repricing Series E	May 18, 2015	142,957	$5.95	$9.00	7.00	96.34%	0.00%	1.87%
First Closing	March 3, 2016	375,000	$1.74	$7.00	5.00	130.07%	0.00%	1.33%

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 10 - STOCK COMPENSATION

Equity Incentive Plan

The Company’s 2012 Equity Incentive Plan (as amended, the “Plan”) provides for the issuance of up to 550,000 shares of our common stock. The Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. As of September 30, 2016, the remaining shares of common stock available for future issuance of awards was 180,629. The Company granted an aggregate of 30,000 options to purchase restricted common stock to certain directors prior to the adoption of the Plan of which 25,000 options to purchase restricted common stock are outstanding and exercisable at September 30, 2016.

Stock Option

The following table summarizes stock option activity for the nine months ended September 30, 2016:

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2015	400,545	$14.56	8.61
Options forfeited	(34,750)	12.51
Options cancelled	(64,705)	13.14
Balance at September 30, 2016	301,090	$15.09	6.96

At September 30, 2016, the exercisable options had no intrinsic value.

The following table summarizes information about options outstanding and exercisable at September 30, 2016:

Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life
$7.00	5,000	5.65	$7.00	5,000	5.65
$8.60	22,000	7.45	$8.60	22,000	7.45
$10.00	5,040	6.36	$10.00	5,040	6.36
$11.00	3,000	6.27	$11.00	3,000	6.27
$12.10	30,500	7.61	$12.10	30,500	7.61
$12.50	95,550	7.67	$12.50	53,800	7.19
$13.45	2,000	7.73	$13.45	1,000	7.73
$13.50	12,000	7.74	$13.50	6,000	7.74
$13.75	6,000	7.93	$13.75	6,000	7.93
$17.50	100,000	6.36	$17.50	100,000	6.36
$32.00	15,000	4.79	$32.00	15,000	4.79
$34.50	5,000	4.82	$34.50	5,000	4.82
	301,090			252,340

As of September 30, 2016, there were 48,750 remaining unvested options, with vesting terms ranging from 1.3 to 2.3 years. As of September 30, 2016, vested options had a weighted-average remaining contractual term of 6.7 years and a weighted-average exercise price of $15.57 per share.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Restricted Stock

The following table summarizes restricted stock awards activities for the nine months ended September 30, 2016:

	Shares	Share Price
Restricted stock awards unvested at December 31, 2015	18,450	$9.09
Granted	38,182	1.78
Vested	(30,232)	5.40
Forfeited	(5,000)	2.27
Restricted stock awards unvested at September 30, 2016	21,400	$2.85

At September 30, 2016, the weighted-average remaining vesting period of unvested restricted stock awards was 0.8 years.

Stock-Based Compensation:

Stock-based compensation was $38 and $165 for the three months ended September 30, 2016 and 2015, respectively, and $264 and $730 for the nine months ended September 30, 2016 and 2015, respectively. Stock-based compensation consists of expenses related to the issuance of stock options and restricted stock.

The following table summarizes the components of stock-based compensation included in the statements of operations for the three and nine months ended September 30, 2016 and 2015:

(In thousand $)	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Research & development	$6	$25	$7	$75
Selling, general and administrative	32	140	257	655
Total stock-based compensation	$38	$165	$264	$730

The aggregate unrecognized compensation expense of stock options and restricted stock awards at September 30, 2016 was $281 which will be recognized through January 2019.

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

September 30, 2016

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

At September 30, 2016, the future minimum lease payments under the non-cancellable operating lease in excess of one year is as follows:

(In thousand $)

Years Ended December 31,	Amount
2016 (remaining three months)	$45
2017	181
2018	187
2019	191
Total	$604

Rent expense, including common area maintenance charges and taxes, was $55 and $61 for the three months ended September 30, 2016 and 2015, respectively, and $155 and $172 for the nine months ended September 30, 2016 and 2015, respectively.

Defined Contribution Plan

The Company established a 401(k) Plan (the “401(k) Plan”) for eligible employees of the Company effective April 1, 2014. Generally, all employees of the Company who are at least twenty-one years of age and who have completed three months of service are eligible to participate in the 401(k) Plan. The 401(k) Plan is a defined contribution plan that provides that participants may make salary deferral contributions, of up to the statutory maximum allowed by law (subject to make-up contributions) in the form of voluntary payroll deductions. The Company’s matching contribution is equal to 100 percent on the first four percent of a participant’s compensation which is deferred as an elective deferral. The Company’s aggregate matching contribution were $5 and $10 for the three months ended September 30, 2016 and 2015, respectively, and $21 and $37 for the nine months ended September 30, 2016 and 2015, respectively.

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

The minimum purchase obligations under the Supply Agreement are €3,685, or approximately $4,131, in 2016 including, respectively, 2014, 2015 and first nine months 2016 purchase commitments of €229, or approximately $257, €1,728, or approximately $1,937, and €1,296, or approximately $1,453 that were not yet made and €432, or approximately $484, for the remaining three months of 2016. Our failure to meet the 2016 minimum purchase commitment could be considered a material breach under the terms of the Supply Agreement, and DIL can seek to hold the Company in material breach. This would require DIL to provide written notice of such breach, and the Company would have sixty days to fulfill the minimum purchase commitment. If we do not cure the breach within sixty days, DIL may terminate the Supply Agreement immediately upon sending us written notification. If the Supply Agreement is terminated, DIL may attempt to invalidate the related U.S. patent owned by the Company, which could cause us to incur significant expenses to defend against such claim. If DIL is successful in invalidating the U.S. patent, we may be limited from manufacturing, selling or using Fortetropin, which would adversely impact our business, financial condition and results of operations.

Legal Proceedings

On October 27, 2016, Cutler Holdings, L.L.C. (“Cutler”) filed a complaint in the Superior Court of New Jersey alleging that the Company failed to make certain rental payments that are in dispute in the amount of $257,000, of which $208,000 has been accrued for as of September 30, 2016. The complaint also seeks compensatory and other damages in an unspecified amount. The Company is currently in discussions with Cutler to resolve the complaint.

To the knowledge of our management, except as described above, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Note 13 – Related Party Transactions

The following is a description of the transactions we have engaged in with our directors, director nominees and officers and beneficial owners of more than five percent of our voting securities and their affiliates:

On August 1, 2015, we entered into a consulting agreement with Muscle Longevity LLC, a company that has the same owner as Ultra Pro Sports, LLC, and a greater than 5% beneficial owner of our common stock at December 31, 2015. Under the terms of the agreement, Muscle Longevity LLC agreed to provide introductions and referrals to new distribution channels for our products including, but not limited to, health and wellness centers and sports nutrition companies and to conduct industry research and advise us regarding distributors, markets, and sales opportunities for the Company’s products. As compensation for the services, Muscle Longevity LLC was paid a consulting fee of $16 per month. The agreement ended on September 30, 2016.

On December 17, 2015, we issued an unsecured promissory note in the principal amount of $575 to Gan Ren, the son of Ren Ren, who is currently a director of the Company and its largest stockholder. The note bears interest at a rate of 8% per annum and matures one year from the date of issuance. Upon maturity, the note and any accrued interest thereon will automatically convert into shares of common stock at $2.75 per share unless earlier converted. (See NOTE 6 – Debt – Convertible Note)

On November 8, 2016, we sold $112 of product to RENS Agriculture Science and Technology Co., an affiliate of our director Ren Ren. We received $56 on such date and will receive the balance once the product has been shipped.

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

In February 2014, we expanded our commercial operations into the age management market through a distribution agreement with Cenegenics Product and Lab Services, LLC (“Cenegenics”), under which Cenegenics distributes a proprietary formulation containing Fortetropin which it previously purchased from the Company through its age management centers and its community of physicians focused on treating a growing population of patients focused on proactively addressing age-related health and wellness concerns. On November 28, 2014, we entered into a settlement agreement with Cenegenics wherein we agreed to accept $1,900 by April 2016 in full satisfaction of Cenegenics’ outstanding obligations with respect to units of product produced by the Company, including units that had not yet been shipped to Cenegenics at the time of the settlement agreement. During the second quarter of 2015, Cenegenics accepted delivery of the remaining units that we were storing on its behalf. Given the settlement agreement’s extended payment schedule, the Company deferred the revenue and related cost associated with the shipment and recorded the revenue and cost of sales as the payments were received in full through April 2016. The distribution agreement with Cenegenics expires in December 2016.

During the second quarter of 2015 we launched Rē Muscle HealthTM, our own direct-to-consumer portfolio of muscle health bars, meal replacement shakes and daily supplement powders each powered by a full 6.6 gram single serving dose of Fortetropin. Our Rē Muscle Health products are sold through our e-commerce website, remusclehealth.com, and amazon.com.

We have taken significant steps towards a strategic rebrand and a messaging overhaul and expect to launch a newly named and packaged product line in early 2017. Our branding overhaul will focus on utilizing a new stratified brand family to target newly trending demographics differently across multiple online and traditional sales channels. We continue to pursue additional distribution and branded sales opportunities.

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

The Company currently relies on one third-party manufacturer to produce Fortetropin. This manufacturer purchases all the necessary raw materials from suppliers and coordinates any additional production steps with third-parties. We have multiple vendors for blending, packaging and labeling our finished products.

Strategic Investment Transaction

On December 17, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with RENS Technology Inc. (the “Purchaser”), pursuant to which the Purchaser agreed to invest $20.25 million in the Company (the “Financing”) in exchange for (i) an aggregate of 3,537,037 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”), and (ii) warrants to purchase an aggregate of 884,259 shares of Common Stock (the “Warrants”, and together with the Shares, the “Securities”). The Purchaser agreed to purchase the Securities in three tranches over twenty-four months. In the first tranche, which closed on March 3, 2016, the Purchaser acquired 1,500,000 Shares and a warrant to purchase 375,000 shares of Common Stock (the “First Closing Warrant”) for $5.25 million. In the second tranche, which we had expected to close in September 2016, the Purchaser would have acquired 925,926 Shares and a warrant to purchase 231,481 shares of Common Stock (the “Second Closing Warrant”) for $5.0 million. In the third tranche, which we had expected would close within eighteen months of the closing of the second tranche, the Purchaser would have acquired 1,111,111 Shares and a warrant to purchase 277,778 shares of Common Stock (the “Third Closing Warrant”) for $10.0 million. Each of the Warrants would be immediately exercisable upon issuance, would expire five years after issuance and would have the following exercise prices: (a) $7.00 per share for the First Closing Warrant, (b) $10.80 per share for the Second Closing Warrant and (c) $18.00 per share for the Third Closing Warrant. In addition, the Company agreed: (i) that the Purchaser would have the right to appoint four persons to the Company’s board of directors, subject to adjustment based on the Purchaser’s ownership percentage of the Company; (ii) to provide the Purchaser with a right to participate in 50% (or 100% if shares are to be issued for less than $3.50 per share) of any future financings pursued by the Company within 12 months from the closing of the third tranche of the Financing; and, (iii) until the closing of the third tranche, the Company would not take certain actions, including issuing shares (except for certain permitted issuances) or appointing new officers and directors, without the Purchaser’s consent (collectively the “Purchaser’s Rights”).

On August 19, 2016, the Purchaser notified the Company that it did not intend to fulfill its obligation to fund the second tranche of the Financing, notwithstanding its confirmation to the Company in June 2016 that the Purchaser would provide such funding in accordance with the terms of the Purchase Agreement.

The Company has had subsequent discussions with the Purchaser regarding its breach of the terms of the Purchase Agreement and is reviewing all of its options, including legal options, against the Purchaser for its breach of the terms of the Purchase Agreement.

The Purchase Agreement provides that in the event that the Purchaser notifies the Company that it does not intend to fund the Second Closing Subscription Amount, the Purchaser is required to take all requisite action to cause the resignation or removal of one of its designees on the Board of Directors of the Company. Pursuant to the terms of the Purchase Agreement, effective August 23, 2016, Guiying Zhao resigned as a director of the Company. In addition, the Purchaser’s Rights terminated, effective August 19, 2016.

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

Results of Operations

Three months ended September 30, 2016 compared to Three months ended September 30, 2015

(In thousand $)	Three months ended September 30,		Change
	2016	2015	Dollars	%

Net revenue	$39	$36	$3	8%
Cost of sales	30	396	(366)	-92%
Gross profit (loss)	9	(360)	369	102%
Operating expenses:
Research and development	108	231	(123)	-53%
Selling, general and administrative	703	645	58	9%
Amortization	53	53	-	0%
Total operating expenses	864	929	(65)	-7%
as a % of net revenue	N/M	-258%

Operating loss	(855)	(1,289)	434	34%

Other (expense), net	11	(4)	(7)	175%

Income tax (expense)	-	(1)	1	N/M

Net loss	$(866)	$(1,294)	$428	-33%

N/M = Percentage change not meaningful

Net sales

Net sales for the three months ended September 30, 2016 increased $3, or 8%, compared to net sales for the three months ended September 30, 2015. The increase in net sales was primarily due to a shift in commercial strategy - from exclusive distribution relationships to e-commerce sales of our Rē Muscle Health portfolio of branded products, which we began selling during the second quarter of 2015. We continue to explore strategic partnerships and collaborations opportunities to expand the commercial distribution of Fortetropin and our Rē Muscle Health portfolio of products.

Cost of sales

Cost of sales for the three months ended September 30, 2016 decreased $366, or 92%, compared to cost of sales for the three months ended September 30, 2015. The decrease in cost of sales was primarily due to inventory write offs of $371 in 2015 compared to $94 in 2016.

Gross profit (loss)

Gross profit for the three months ended September 30, 2016 was $9, an increase of 102% compared to gross loss of $360 for the three months ended September 30, 2015 primarily due to inventory write offs of $371 in 2015 compared to $94 in 2016.

Operating expenses

Research and development expenses for the three months ended September 30, 2016 decreased $123, or 53%, compared to research and development expenses for the three months ended September 30, 2015. The decrease in research and development expenses was due primarily to a decrease of $80 in personnel costs and a decrease of $31 in clinical study costs.

Selling, general and administrative expenses for the three months ended September 30, 2016 increased $58, or 9%, compared to selling, general and administrative expenses for the three months ended September 30, 2015. The increase in selling, general and administrative expenses was due primarily to a $98 reversal of prior year expense related to the reduction in the allowance for doubtful accounts recorded against the Cenegenics’ accounts receivable recognized in 2015 that did not recur, an increase of $76 in marketing and promotion expenses; partially offset by a decrease in personnel costs of $168 consisting mostly of stock-based compensation.

Other (expense), net

Other (expense), net for the three months ended September 30, 2016 increased $7, or 190%, compared to other (expense), net for the three months ended September 30, 2015. The increase in other (expense), net was due to $12 of interest expense related to the convertible note during the three months ended September 30, 2016, compared to $5 of interest expense during the three months ended September 30, 2015 related to the October 2013 revolving credit agreement (as amended, the “Revolving Note”).

Nine months ended September 30, 2016 Compared to Nine months ended September 30, 2015

(In thousand $)	Nine months ended September 30,		Change
	2016	2015	Dollars	%

Net revenue	$300	$124	$176	142%
Cost of sales	292	432	(140)	-32%
Gross profit (loss)	8	(308)	316	103%
as a % of net revenue	3%	-248%
Operating expenses:
Research and development	481	634	(153)	-24%
Selling, general and administrative	2,881	2,668	213	8%
Amortization	157	158	(1)	-1%
Loss on asset impairments	44	-	44	N/M
Total operating expenses	3,563	3,460	103	3%

Operating loss	(3,555)	(3,768)	213	6%

Other (expense), net	(34)	(10)	24	240%

Income tax (expense)	-	(2)	2	N/M

Net loss	$(3,589)	$(3,780)	191	-5%

N/M = Percentage change not meaningful

Net sales

Net sales for the nine months ended September 30, 2016 increased $176, or 142%, compared to net sales for the nine months ended September 30, 2015. The increase in net sales was primarily due to an increase in sales revenue related to the collections of deferred revenue from a distributor of $150 and an increase in direct sales of $88 partially offset by a decrease of $57 related to another distributor. We continue to explore strategic partnerships and collaborations opportunities to expand the commercial distribution of Fortetropin and our Rē Muscle Health portfolio of products.

Cost of sales

Cost of sales for the nine months ended September 30, 2016 decreased $140, or 32%, compared to cost of sales for the nine months ended September 30, 2015. The decrease in cost of sales was primarily due to inventory write offs of $276 in 2015 that did not recur in 2016 partially offset by lower margins related to e-commerce sales.

Gross profit (loss)

Gross profit for the nine months ended September 30, 2016 was $8, an increase of 103% compared to gross loss of $308 for the three months ended September 30, 2015 primarily due to net increase in sales of $176 offset by inventory write offs in 2015.

Operating expenses

Research and development expenses for the nine months ended September 30, 2016 decreased $153, or 24%, compared to research and development expenses for the nine months ended September 30, 2015. The decrease in research and development expenses was primarily due to a $152 decrease in personnel costs associated with our clinical and basic research programs and a decrease in clinical study costs.

Selling, general and administrative expenses for the nine months ended September 30, 2016 increased $213, or 8%, compared to selling, general and administrative expenses for the nine months ended September 30, 2015. The increase in selling, general and administrative expenses was primarily due to a $269 increase in investor and public relations costs, and a $293 reversal of prior year expense related to the reduction in the allowance for doubtful accounts recorded against the Cenegenics’ accounts receivable that did not recur in 2016. These increases were partially offset by a decrease in personnel costs of $389 consisting mostly of stock-based compensation and a $94 decrease in professional and consulting fees.

Other (expense), net

Other (expense), net for the nine months ended September 30, 2016 increased $24, or 240%, compared to other (expense), net for the nine months ended September 30, 2015. The increase in other (expense), net was due to $35 of interest expense related to the convertible note during the nine months ended September 30, 2016, compared to $11 of interest expense during the nine months ended September 30, 2015 related to the revolving note.

Liquidity and Capital Resources

Working capital at September 30, 2016 and December 31, 2015 is summarized as follows:

(In thousand $)	September 30,	December 31,	Increase
	2016	2015	(Decrease)
Current assets:
Cash	$2,889	$879	$2,010
Accounts receivable, net	1	406	(405)
Inventories, net	1,853	1,467	386
Prepaid expenses and other current assets	62	523	(461)
Total current assets	$4,805	$3,275	$1,530
Current liabilities:
Accounts payable	$249	$328	$(79)
Accrued expenses and other current liabilities	360	717	(357)
Convertible note	575	575	-
Term note	-	100	(100)
Total current liabilities	$1,184	$1,720	$(536)
Working capital	$3,621	$1,555	$2,066
Current ratio	4.06	1.90

Working capital increased $2,066 to $3,621 at September 30, 2016 compared to $1,555 at December 31, 2015. Changes in working capital components were as follows:

●	Cash increased $2,010 primarily due to net proceeds of $5,141 received from the first tranche of the Financing. (See Note 1 to the Condensed Consolidated Financial Statements in Item 1. of this Quarterly Report) partially offset by the cash used in operations of $3,031 during the nine months ended September 30, 2016.

●	Accounts receivable, net decreased $405 primarily due to a decrease of $400 of accounts receivable from Cenegenics, consisting of $322 of payments received under the Cenegenics settlement agreement and $78 resulting from expected product returns.

●	Inventories, net increased $386 primarily due to inventory purchases of $467, which was partially offset by deferred charges of $153 related to the cost of inventory previously shipped to Cenegenics (of which $101 was recognized in cost of sales upon receipt of payment of the commensurate sale during the nine months ended September 30, 2016 and $52 was written-off as unrecoverable costs related to the return of non-conforming goods) that was deferred until payment of the commensurate sale was received.

●	Prepaid expenses and other current assets decreased $461 primarily due to a decrease in prepaid inventory of $250, higher prepaid insurance of $49, partially offset by a decrease in deferred charges of $153 related to cost of inventory previously shipped to Cenegenics (refer to the above discussion on inventories, net) and $65 related to deferred financing costs being reclassified to additional paid-in capital upon the closing of the first tranche of the Financing.

●	Accounts payable decreased $79 primarily due to the timing of payments.

●	Accrued expenses decreased $357 primarily due to a $228 decrease in deferred revenue related to product shipped to Cenegenics (of which $150 was recognized during the nine months ended September 30, 2016 upon receipt of payment from the customer and $78 was written off as unrecoverable costs related to product returns for non-conforming goods). In addition, accrued salaries decreased by $151 due to the payout of accrued personnel expenses.

●	The term note payable decreased $100 as a result of repayment during 2016.

At September 30, 2016, we had cash of $2,889 and total assets of $6,630 (which includes intangible assets of $1,579).

As of the filing date of this Form 10-Q, the Company’s management believes that there is not sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses for the next twelve months. The Company will need to seek additional funding through public or private financing or through collaborative arrangements with strategic partners as the Company expects that it will continue to incur losses for the immediate future. The Company’s management believes the Company’s ability to finance future cash needs from its operations depends on its ability to sustain and grow revenue of the new strategic rebranding as well as the Company’s ability to access capital markets when necessary to accomplish the Company’s strategic objectives. However, there can be no guarantee that the Company will be successful in these efforts, or if they are, that such efforts will be adequate to meet the Company’s short-term capital requirements. These facts raise substantial doubt about the Company’s ability to continue as a going concern.

Summarized cash flows for the nine months ended September 30, 2016 and 2015 are as follows:

	2016	2015	Change

Net cash (used by) operating activities	$(3,031)	$(1,971)	$(1,060)
Net cash (used in) investing activities	-	(27)	27
Net cash provided by financing activities	5,041	1,216	3,825
Net increase/(decrease) in cash	$2,010	$(782)	$2,792

Cash flows from operating activities represent net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash used by operating activities for the nine months ended September 30, 2016 increased $1,060 compared to the nine months ended September 30, 2015 primarily due to higher operating expenses and lower working capital, partially offset by lower gross profit.

There was no cash used in investing activities for the nine months ended September 30, 2016. Net cash used in investing activities for the nine months ended September 30, 2015 included additions to fixed assets of $27.

Net cash provided by financing activities includes proceeds from borrowing and issuing equity instruments. Net cash provided by financing activities for the nine months ended September 30, 2016 includes net proceeds of $5,141 from the closing of the first tranche of the Financing, offset by $100 used to pay off the term note on January 7, 2016. Net cash provided by financing activities for the nine months ended September 30, 2015 includes net proceeds of $916 received from the cash exercise of the Series D warrants and net borrowing of $300 made under the Term Note (as defined below).

Convertible Note

On December 17, 2015, concurrent with the execution of the Purchase Agreement with RENS Technology Inc., the Company issued an unsecured promissory note in the principal amount of $575 (the “Note”) to Gan Ren, a related party of RENS Agriculture. The Note bears interest at a rate of 8% per annum and matures on December 17, 2016 (the “Maturity Date”) and had accrued interest of $36 at September 30, 2016. On the Maturity Date, the Note and any accrued interest thereon will automatically convert into shares of Common Stock at $2.75 per share (the “Conversion Price”), unless earlier converted. At any time prior to the Maturity Date, the holder of the Note may convert in whole or in part the Note and any accrued interest into shares of Common Stock at the Conversion Price. Subject to conversion terms, the Note may be prepaid in whole or in part at any time by the Company prior to the Maturity Date, without penalty. In the event of a prepayment, the holder will have the right to convert the unpaid principal and accrued interest owing under the Note, in whole or in part, into shares Common Stock at the Conversion Price. The Note includes standard events of default including non-payment of the principal or accrued interest due on the Note. Upon an event of default, all obligations under the Note will become due and payable.

Term Note

On September 10, 2015, the Company converted its outstanding revolving note with City National Bank, which had a termination date of August 31, 2015, into a term note (the “Term Note”). The Term Note provided that the then outstanding balance of $400 shall be payable along with interest thereon on the last day of each month in four (4) consecutive installments of $100, with the final installment due and payable in full on December 31, 2015. The Term Note was collateralized by all inventory, chattel paper, accounts, equipment, general intangibles, securities and instruments and contained customary events of default, including failure to make payment and bankruptcy. At September 30, 2016 there were no borrowings under the Term Note. At December 31, 2015, the balance under the Term Note was $100. The Term Note was paid in full on January 7, 2016.

Long-term Contractual Obligations

At September 30, 2016, the Company’s enforceable and legally binding contractual obligations include future minimum lease payments under a non-cancellable operating lease and purchase obligations under a long-term supply agreement.

At September 30, 2016, the future minimum lease payments under the non-cancellable operating lease in excess of one year were as follows:

(In thousand $)

Years Ended December 31,	Amount
2016 (remaining three months)	$45
2017	181
2018	187
2019	191
Total	$604

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

The minimum purchase obligations under the Supply Agreement are €3,685, or approximately $4,131, in 2016 including, respectively, 2014, 2015 and first nine months 2016 purchase commitments of €229, or approximately $257, €1,728, or approximately $1,937, and €1,296, or approximately $1,453 that were not yet made and €432, or approximately $484, for the remaining three months of 2016. Our failure to meet the 2016 minimum purchase commitment could be considered a material breach under the terms of the Supply Agreement, and DIL can seek to hold the Company in material breach. This would require DIL to provide written notice of such breach, and the Company would have sixty days to fulfill the minimum purchase commitment. If we do not cure the breach within sixty days, DIL may terminate the Supply Agreement immediately upon sending us written notification. If the Supply Agreement is terminated, DIL may attempt to invalidate the related U.S. patent owned by the Company, which could cause us to incur significant expenses to defend against such claim. If DIL is successful in invalidating the U.S. patent, we may be limited from manufacturing, selling or using Fortetropin, which would adversely impact our business, financial condition and results of operations.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) ASU 2015-17requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented and is effective for periods beginning after December 15, 2016. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In July 2015, FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”) which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires all debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt. Prior to the issuance of this standard, debt issuance costs, which are specific incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument (i.e., third party costs), were required to be presented in the balance sheet as a deferred charge (i.e., an asset). Under ASU 2015-03, the presentation of debt issuance costs is consistent with the presentation for a debt discount, (i.e., a direct adjustment to the carrying value of the debt). ASU 2015-03 does not affect the recognition and measurement of debt issuance costs. Accordingly, the amortization of such costs should continue to be calculated using the interest method and be reported as interest expense. ASU 2015-03 is effective for us in financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company believes the new standard will not have a material impact on the Company’s results of operations, cash flows or financial position. The adoption of this standard as of January 1, 2016, did not have any impact on our consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” (“ASU 2015-01”). ASU 2015-01 eliminates from accounting principles generally accepted in the U.S. (“U.S. GAAP”) the concept of extraordinary items and, therefore, it will no longer be necessary for entities to assess items for potential classification as extraordinary items in their financial statements. The accounting changes in ASU 2015-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company believes the new standard will not have a material impact on the Company’s results of operations, cash flows or financial position. The adoption of this standard as of January 1, 2016, did not have any impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The amendments in this standard define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. This standard provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this standard are effective for us beginning in the first quarter of 2017. Early application is permitted. The Company believes the new standard will not have a material impact on the Company’s results of operations, cash flows or financial position.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for us beginning in the first quarter of 2018 using one of two prescribed transition methods. The Company believes the new standard will not have a material impact on the Company’s results of operations, cash flows or financial position.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, equity and the disclosures of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future non-conforming events. Accordingly, the actual results could differ significantly from estimates. Significant items subject to such estimates include but are not limited to the valuation of stock-based awards, measurement of allowances for doubtful accounts and inventory reserves, the selection of asset useful lives, fair value estimations used to test long-lived assets, including intangibles, for impairment and provisions necessary for assets and liabilities. The Company has recorded minimal sales to its distributors during the past nine consecutive quarters. Management’s estimates, including evaluation of impairment of long-lived assets and inventory reserves are based in part on forecasted future results. A variety of factors could cause actual results to differ from forecasted results and these differences could have a significant effect on asset carrying amounts.

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

Fair Value of Long-Lived Assets

We review long-lived assets, including fixed assets and intangibles with finite lives, for recoverability when events or changes in circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in our evaluation of potential impairment and then compare the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate we utilize to evaluate potential investments. We estimate fair value based on the information available in making the necessary estimates, judgments and projections.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by Joseph Mannello, our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, Mr. Mannello concluded that our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

In connection with the recent changes in the members of our management team, we assessed the effectiveness of our internal control over financial reporting. After such assessment, we concluded that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management, except as set forth below, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

On October 27, 2016, Cutler Holdings, L.L.C. (“Cutler”) filed a complaint in the Superior Court of New Jersey alleging that the Company failed to make certain rental payments that are in dispute in the amount of $257,000, of which $208,000 has been accrued for as of September 30, 2016. The complaint also seeks compensatory and other damages in an unspecified amount. The Company is currently in discussions with Cutler to resolve the complaint.

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

Our financial statements as of September 30, 2016 have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We plan to continue to provide for our capital requirements by issuing additional equity. No assurance can be given that additional capital will be available when required or on terms acceptable to us. We also cannot give assurance that we will achieve sufficient revenues in the future to achieve profitability and cash flow positive operations. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or to generate positive operating results. If adequate funds are not available to us when we need it, we may need to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern and hinder our ability to obtain future financing.

As of the filing date of this Form 10-Q, management believes that there may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months, primarily due to the failure of RENS Technology Inc. to fund the required amounts. These facts raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, we are evaluating various alternatives, including reducing operating expenses, securing additional financing for future business activities and other strategic alternatives. There can be no assurance that the Company will be able to generate the level of operating revenues in its business plan, or if additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, our future operating prospects may be adversely affected.

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

MYOS RENS TECHNOLOGY INC.

Date: November 14, 2016	By:	/s/ Joseph Mannello
Name: Joseph Mannello
Title: Interim Chief Executive Officer