Form 10-K
period 2016-12-31
MYOS RENS TECHNOLOGY INC.
filed 2017-03-31
CIK 1402479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Common Stock, $0.001 par value

Series A Preferred Stock Purchase Rights, $0.001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price of the registrant’s common shares on June 30, 2016, as reported on the Nasdaq Capital Market, was approximately $9.9 million.

As of March 30, 2017, there were 5,844,372 shares of the registrant’s common stock outstanding.

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

We caution readers that a variety of factors could cause actual results to differ materially from anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

●	our ability to market and generate sales of our products, including Fortetropin®, Qurr, Egg Yolk Powder Drink, Physician’s Muscle Heath, Rē Muscle HealthTM and other products;
●	our ability to successfully expand into new market categories, as well as geographic markets (including expansion in China and Southeast Asia markets;
●	our ability to adequately protect our intellectual property;

●	our ability to develop and introduce new products and mitigate competitive threats from other providers and products;

●	our ability to generate future sales and achieve profitability;

●	our ability to attract and retain key members of our management team;

●	our ability to collect our accounts receivable from our customers;

●	our reliance on third-party processors;

●	our ability to maintain and expand our manufacturing capabilities and reduce the cost of our products;

●	shortages in the supply of, or increases in the prices of, raw materials or shelf life limits on ingredients or finished product;

●	our ability to conduct research and development activities and the success of such activities to create new products and further validate our existing ones, including continued research of Fortetropin and its effects on myostatin levels, inflammatory cytokine levels and cholesterol levels;

●	our ability to maintain raw material importation permits, obtain governmental approvals and comply with governmental regulations;

●	future financing plans;

●	our ability to attract additional investors, increase shareholder value and continue to comply with NASDAQ’s continuing listing standards;

●	anticipated needs for working capital;

●	anticipated trends in our industry;

●	the effect of economic conditions; and

●	competition existing today or that will likely arise in the future.

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

Our executive offices are currently located at 45 Horsehill Road, Suite 106, Cedar Knolls, New Jersey 07927 and our telephone number is (973) 509-0444. Our corporate website address is http://www.myosrens.com and our new muscle health education and product website is http://www.qurr.com. Neither the information on our current or future website is, nor shall such information be deemed to be, a part of this report or incorporated in filings we make with the Securities and Exchange Commission.

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

In another study performed on behalf of the Company at the University of Tampa, a double-blind, placebo controlled trial examined the effects of Fortetropin on skeletal muscle growth, lean body mass, strength, and power in recreationally trained individuals who rely heavily on satellite cell activation. Forty-five subjects were divided into placebo, 6.6 gram and 19.8 gram dosing arms of Fortetropin daily for a period of 12 weeks. All exercise sessions were conducted and monitored by trained personnel. Standardized diets consisted of roughly 54% carbohydrates, 22% fat and 24% protein. There were no differences in total calories and macronutrients between groups. Dual emission X-ray absorptiometry was utilized to measure lean body mass and fat mass. Direct ultrasound measurements determined muscle thickness of the quadriceps.

Results demonstrated a statistically significant increase in both muscle thickness and lean body mass in subjects taking Fortetropin but not in subjects taking placebo. Strength and power endpoints, as measured by bench press, leg press and Wingate power, significantly increased from baseline in all study groups. No study related adverse events were reported during the study.

* p <0.05 post measurement compared to pre

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

Research and Development

As a bionutritional and biotherapeutics company, we are dedicated to basic and clinical research that supports our existing and future product portfolio. We are focused on the following areas of research:

Basic Research

●	Biochemical characterization of Fortetropin
●	Novel biotherapeutics products
●	Computational design of novel peptide inhibitors of myostatin
●	Identifying proteins, peptides, and lipids responsible for pro-myogenic activity
●	Pro-myogenic activity of novel bioactive molecules and formulations
●	Cutting edge proteomic and lipidomic approaches

Pre-Clinical Research

●	Effect of Fortetropin to reverse disuse atrophy in dogs after orthopedic surgery
●	Synergistic effects of Fortetropin and metformin
●	Adjunctive approach for management for obesity and type II diabetes
●	PK/PD studies of novel bioactive molecules with pro-myogenic activity

Clinical Research

●	Effect of Fortetropin on lean muscle mass, thickness and strength in older adults
●	Effect of Fortetropin on muscle function and recovery after orthopedic procedures
●	We expect our investment in research and development to continue to grow in the future.

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

Clinical and Basic Research Programs

We invest in research and development activities externally through academic and industry collaborations aimed at enhancing our products, optimizing manufacturing and broadening the product portfolio. We have developed the following collaborations with various academic centers:

●	In May 2015, we initiated a dose response clinical study led by Jacob Wilson, Ph.D., CSCS*D, Professor of Health Sciences and Human performance at the University of Tampa, to examine the effects of Fortetropin supplementation on plasma myostatin levels at various dosing levels in young adult males and females. This study is intended to help us better define the dose response curve, the minimal effective dose and effects of Fortetropin on serum myostatin. In this double blind placebo controlled clinical study, 80 male and female subjects ranging in ages between 18 and 22 were randomized into four groups such that no significant differences in serum myostatin concentration existed between groups. Following assignment to one of the four groups, blood samples were collected to establish baseline values. Subjects were subsequently supplemented with three different doses of Fortetropin (2.0g, 4.0g and 6.6g) and a matching placebo for one week. Following a week of supplementation, blood samples were collected and serum myostatin levels were assayed. Results demonstrated that Fortetropin is effective as a myostatin reducing agent at daily doses of 4.0g and 6.6g. This research, which continues to build upon our current knowledge of Fortetropin, may result in the formulation of new products. An abstract of this study was presented at the 2016 International Conference on Frailty & Sarcopenia Research in April 2016.

●	In August 2014, we entered into a research agreement with Human Metabolome Technologies America, Inc., (“HMT”), to apply their proprietary, state-of-the-art capillary electrophoresis-mass spectrometry (CE-MS) technologies to characterize the metabolomic profiles of plasma samples obtained from healthy male subjects who used either Fortetropin or placebo with the goal of identifying metabolites with pro-myogenic activity in the plasma samples of subjects who took Fortetropin as well as examining the effect on glucose and fat metabolism. HMT used a metabolite database of over 290 lipids and over 900 metabolites to identify potential plasma biomarkers of muscle growth. The study was completed during the fourth quarter of 2014. Initial data from this study indicated that subjects who received Fortetropin displayed differential metabolomic profiles relative to subjects who received placebo. The results of this study enhance our understanding of the mechanism of action of Fortetropin and provides guidance for the development of biotherapeutics based on Fortetropin. Additionally, the early indications of plasma biomarkers may guide future study design for Fortetropin clinical trials by identifying clinically-relevant endpoints and potential stratification of patient populations.

●	In May 2014, we entered into an agreement with the University of Tampa to study the effects of Fortetropin supplementation in conjunction with modest resistance training in average men. The study was a double-blind, placebo-controlled trial which examined the effects of Fortetropin on skeletal muscle growth, lean body mass, strength, and power in recreationally trained males. Forty-five subjects were divided into placebo, 6.6g and 19.8g dosing arms of Fortetropin daily for a period of 12 weeks. Results demonstrated a statistically significant increase in both muscle thickness and lean body mass in subjects taking Fortetropin but not in subjects taking placebo. The clinical study also analyzed blood myostatin and cytokines levels via high-sensitivity enzyme-linked immunosorbent assay (“ELISA”) based spectrophotometric. Serum was analyzed for a plethora of relative cytokine levels via high-sensitivity enhanced chemiluminescent-based methods. The Interferon-Gamma (“IFN-γ”) inflammatory cytokine protocol screening showed no statistically significant changes in serum levels of IFN-γ for subjects in the placebo group. However, subjects in both Fortetropin daily dosing arms experienced statistically significant decreases (p < 0.05) in serum levels of the IFN-γ inflammatory cytokine. IFN-γ is recognized as a signature pro-inflammatory cytokine protein that plays a central role in inflammation and autoimmune diseases. Excess levels of inflammatory cytokines are associated with muscle-wasting diseases such as sarcopenia and cachexia. The lipid serum safety protocol demonstrated that daily use of Fortetropin at recommended and three times the recommended dose had no adverse lipid effect and did not adversely affect cholesterol, HDL or triglyceride levels. Data from the study was presented at the American College of Nutrition’s 55th annual conference. A separate mechanism of action study at the University of Tampa demonstrated that in addition to reducing serum myostatin levels, Fortetropin showed activity in mTOR and Ubiquitin pathways, two other crucial signaling pathways in the growth and maintenance of healthy muscle. Specifically, the preclinical data showed that Fortetropin up-regulates the mTOR regulatory pathway. The mTOR pathway is responsible for production of a protein kinase related to cell growth and proliferation that increases skeletal muscle mass. Up-regulation of the mTOR pathway is important in preventing muscle atrophy. We believe Fortetropin's ability to affect the mTOR pathway may have a significant impact in treating patients suffering from degenerative muscle diseases and suggests that Fortetropin-based products may help slow muscle loss secondary to immobility and denervation. The preclinical data also demonstrated that Fortetropin acts to reduce the synthesis of proteins in the Ubiquitin pathway, a highly selective, tightly regulated system that serves to activate muscle breakdown. Over-production in the Ubiquitin pathway is responsible for muscle degradation. We believe Fortetropin's ability to regulate production in the Ubiquitin pathway may have significant implications for repairing age-related muscle loss and for patients suffering from chronic diseases causing cachexia.

●	In May 2014, we entered into a three-year master service agreement with Rutgers University. The initial phase under the agreement was to develop cell-based assays for high-throughput screening studies of next generation myostatin inhibitors. Additionally, we initiated a second phase of the agreement to develop a secondary assay for measuring myostatin activity using a genetically engineered muscle cell line that fluoresce in the presence of myostatin. Phase I and II were completed in 2015. We believe the assays developed will enable us to elucidate the specific molecules in Fortetropin that impart activity as it relates to the development of muscle tissue.

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

On January 6, 2017, the Company commenced an action in the Supreme Court of New York, County of New York, against the Purchaser, the parent company of the Purchaser, and Ren Ren, a principal in both entities and a director of the Company, arising from the Purchaser’s breach of the Purchase Agreement under which the Purchaser agreed to invest an aggregate of $20.25 million in the Company in exchange for an aggregate of 3,537,037 shares of common stock of the Company and warrants to purchase an aggregate of 884,259 shares of common stock. In addition to seeking compensatory, consequential and other damages in the action, the Company asked the Court to preliminarily restrain the Purchaser and its agents and representatives, including, but not limited to, RENS Agriculture and Ren Ren, from selling, transferring, conveying, assigning, hypothecating or encumbering 1,500,000 shares of common stock of the Company and a warrant permitting the purchase of 375,000 share at a price of $7.00 per share that the Purchaser had purchased under the Purchase Agreement and, after the parties had an opportunity to submit opposition and reply papers in connection with the Company’s application, a preliminary injunction prohibiting RENS Technology from selling, transferring, conveying, assigning, hypothecating or encumbering the 1,500,000 shares and warrant during the pendency of the action and an order attaching the stock and warrant to satisfy any judgment entered in favor of the Company.

On January 11, 2017, the Court granted the Company the preliminary restraints that it requested, which prevents the Purchaser, among others, from selling, transferring, conveying, assigning, hypothecating or encumbering the 1,500,000 shares of the Company’s common stock or the aforementioned warrant. The Court scheduled a hearing on February 14, 2017, at which time the Court heard oral argument on the application for a preliminary injunction and prejudgment attachment of the stock and warrants to satisfy any judgment entered in favor of the Company. Since then, the Purchaser filed a motion to dismiss the complaint which the Company has opposed. No decision has been made by the Court on these two pending applications.

Market Overview

According to the Natural Marketing Institute, the Dietary Supplement, Functional Food and Beverage, and Natural Personal Care markets represent more than $250 billion in annual worldwide sales. The global market for functional foods alone in 2016 was worth an estimated $43.3 billion. In 2017, it is expected to grow to $54 billion, and the United States is expected to be the fastest growing market for functional foods. The global sports nutrition market was valued at $28.4 billion in 2016, and is expected to grow at a compounded annual growth rate of 8.1% during the period from 2017 to 2022 up to $45 billion. We believe our proprietary ingredient, Fortetropin, which is the only clinically proven natural supplement available in the market that temporarily reduces free serum myostatin level, is well-positioned to market to a wide base of consumers looking for nutritional and performance maximization as well as for wellness and maintenance products as they age. Additionally, the medical community has increased its focus on muscle health, specifically focusing on the aging U.S. population that can benefit most from myostatin modulation. We believe persons suffering from sarcopenia, a muscle loss condition due to aging, and cachexia, a syndrome characterized by loss of body weight in many diseases such as cancer, may also benefit from Fortetropin as muscle loss can be slowed by a reduction of myostatin in the body.

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

Marketing, Sales and Distribution

Our commercial focus is to leverage our clinical data to develop multiple products to target the large, but currently underserved, markets focused on muscle health. The sales channels through which we sell our products are evolving. The first product we introduced was MYO-T12, which was sold in the sports nutrition market. MYO T-12 is a proprietary formula containing Fortetropin and other ingredients. The formula was sold under the brand name MYO T-12 and later as MYO-X through an exclusive distribution agreement with Maximum Human Performance (“MHP”). The exclusive distribution agreement with MHP terminated in March 2015. The Company had sales to MHP of $57 in 2015. There were no sales to MHP in 2016 and we do not expect any orders from MHP in 2017.

In February 2014, we expanded our commercial operations into the age management market through a distribution agreement with Cenegenics Product and Lab Services, LLC (“Cenegenics”), under which Cenegenics distributes and promotes a proprietary formulation containing Fortetropin through its age management centers and its community of physicians focused on treating a growing population of patients focused on proactively addressing age-related health and wellness concerns. On November 28, 2014, we entered into a settlement agreement with Cenegenics wherein we agreed to accept $1.9 million by April 2016, (i.e., $300 thousand in the fourth quarter of 2014 and $100 thousand per month from January 2015 through April 2016) in full satisfaction of Cenegenics’ outstanding obligations with respect to units of product produced by the Company, including units that had not yet been shipped to Cenegenics at the time of the settlement agreement. In exchange, we agreed to withdraw our October 10, 2014 request for arbitration before the International Chamber of Commerce. During the second quarter of 2015, Cenegenics accepted delivery of the remaining units that we were storing on its behalf. Given the settlement agreement’s extended payment schedule, the Company deferred the revenue and related cost associated with the shipment and will record the revenue and cost of sales when the related payments are received, which is expected to be in early 2016. The distribution agreement with Cenegenics expired in December 2016. The Company does not expect any sales to Cenegenics in 2017.

During the second quarter of 2015 we launched Rē Muscle HealthTM, our own direct-to-consumer portfolio of muscle health bars, meal replacement shakes and daily supplement powders each powered by a full 6.6 gram single serving dose of Fortetropin. Our Rē Muscle Health products were sold through our e-commerce website, remusclehealth.com, and amazon.com until March 2017 when we introduced our new Qurr line of products.

On March 13, 2017 the Company launched Qurr, its Fortetropin®-powered product line formulated to support the vital role of muscle in overall well-being as well as in fitness. The introduction of Qurr's muscle-focused, natural, over-the-counter products will make the Qurr line available through convenient direct online ordering without a prescription. All Qurr products are blended with Fortetropin®, MYOS' proprietary ingredient which has been clinically demonstrated to reduce serum myostatin levels, which helps increase muscle size and lean body mass. MYOS' earlier product formulations featuring Fortetropin® have become part of the daily routine of many athletes and fit-conscious people.

Qurr is a line of deliciously flavored puddings, powders, and shakes all proven to be safe for daily use. While pharmaceutical companies are working on drugs to accomplish what Fortetropin® already does, there is no pharmaceutical drug that can reduce myostatin, safely. Fortetropin® has been shown in clinical trials to reduce serum myostatin levels and increase lean muscle mass and thickness when taken in conjunction with resistance training. Testimonials from enthusiastic core users of Fortetropin® also describe increases in lean muscle mass and thickness when combined with exercise.

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

In August 2014, the U.S. Patent and Trademark Office, or USPTO, issued U.S. Patent No. 8,815,320 B2 to us covering our proprietary methods of manufacturing Fortetropin. The patent entitled “Process for Producing a Composition Containing Active Follistatin,” provides intellectual property protection for making Fortetropin, the key ingredient in our core commercial muscle health products, and carries a patent term through early 2033. Additionally, we are currently prosecuting a core patent application covering the basic science on which our business was built, which application is currently undergoing examination at the USPTO. The scope of this application covers the various applications of avian follistatin products and the benefits thereof. In particular, this application is focused on the composition currently in our commercially sold Fortetropin-powered products and the known benefits thereof.

We intend to file as many applications as possible as continuation/divisional/continuation-in-part applications. Several additional pending patent applications that we are pursuing include:

●	Method of obtaining effective amounts of avian follistatin - covering a method of controlling the amount of avian follistatin and the concentrations thereof within a product by extracting the proteins from various parts of fertilized and unfertilized avian eggs.

●	Methods of treating degenerative muscle disease – covering methods of treating various degenerative muscle diseases, such as sarcopenia, with avian egg-based products and the compositions thereof.

●	Methods and products for increasing muscle mass – covering various combinations of proteins, lipids and other molecules, which are active in the natural form of our core commercial products, which may be combined in advantageous amounts to yield improved products and methods for increasing muscle mass.

●	Egg-based product having hydroxymethylbutyrate, or HMB, for the treatment of degenerative muscle disease – covering a line of products combining avian egg-based products with HMB for improved treatment of degenerative muscle diseases and the methods of treating the same.

●	Egg-based product having leucine for treatment of degenerative muscle disease - covering a line of products combining avian egg-based products with leucine for improved treatment of degenerative muscle diseases and the methods of treating the same.

●	Methods of treatment of degenerative muscle disease using egg-based products and testosterone replacement therapy – covering methods of treating degenerative muscle disease in combination with testosterone replacement therapy for improved results.

●	Methods of treatment of cancer using avian egg powder.

●	Methods of treatment of insulin resistance and Type II diabetes using avian egg powder.

●	Methods of treatment of neurological diseases using avian egg powder.

●	Method of enhancing overall health and longevity using avian egg powder.

In addition to patent protection, we are also engaged in protecting our brands, including corporate brands and product brands, and have sought trademark registrations in the United States for the same. We have implemented a clearance strategy for new brands we intend to launch, to ensure any risk of encroaching on the rights of third parties is minimized.

We regard our trademarks and other proprietary rights as valuable assets and believe that protecting our key trademarks is crucial to our business strategy of building strong brand name recognition. These trademarks are crucial elements of our business, and have significant value in the marketing of our products. Federally registered trademarks have a perpetual life, provided that they are maintained and renewed on a timely basis and used correctly as trademarks, subject to the rights of third parties to attempt to cancel a trademark if priority is claimed or there is confusion of usage. We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by third parties in the United States. Much of our ongoing work, including our research and development, is kept highly confidential. As such, we are in the process of adopting corporate confidentiality policies that comply with the Uniform Trade Secrets Act and the New Jersey Trade Secret Act to protect some of our most valuable intellectual property assets.

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

We currently have an agreement with only one third-party manufacturer of Fortetropin, who will manufacture the formula exclusively for the Company in perpetuity, and may not manufacture the formula for other entities. We have multiple vendors for blending, packaging and labeling our products.

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

Employees

We currently have nine full-time employees (including one executive officer). We also employ several consultants. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

We recently launched Qurr, our own proprietary branded products using multiple delivery formats. Successfully marketing and promoting products is a complex and uncertain process, dependent on the efforts of management, outside consultants and general economic conditions, among other things. There is no assurance that we will successfully market and/or promote our own core branded products. Any factors that adversely impact the marketing or promotion of our products including, but not limited to, competition, acceptance in the marketplace, or delays related to production and distribution or regulatory issues, will likely have a negative impact on our cash flow and operating results. The commercial success of our products also depends upon various other factors including:

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

We currently do not sell to distributors but if we decide to resume selling to our prior distributors and they are unable or unwilling to purchase our products and we are unable to secure alternative distributors or customers, our operating results and financial condition will be adversely affected.

We previously sold our products primarily through two distributors, MHP and Cenegenics. For the year ended December 31, 2015, our net sales were $159, of which 36% was attributable to MHP. For the year ended December 31, 2016, our net sales were $327, of which 50% was attributable to Cenegenics. We launched our Rē Muscle Health portfolio of branded products in March 2015, which were not sold to distributors. In March 2017 we launched a new product line Qurr which we will be selling direct to consumers on our website and Amazon. If we decide to resume selling our products to distributors and our prior distributors are unable or unwilling to purchase our products and we are unable to secure alternative distributors or customers, our operating results and financial condition will be adversely affected.

We have a history of losses and cash flow deficits, and we expect to continue to operate at a loss and to have negative cash flow for the foreseeable future, which could cause the price of our stock to decline.

At December 31, 2016, we had cumulative net losses from inception of $27,786. Our net loss for the years ended December 31, 2016 and 2015 were $4,341 and $5,078, respectively. We also had negative cash flow from operating activities. Historically, we have funded our operations from the proceeds from the sale of equity securities, debt issuances, and to a lesser extent, internally generated funds. Our strategic business plan is likely to result in additional losses and negative cash flow for the foreseeable future. We cannot give assurances that we will ever become profitable.

There is no assurance that we will be able to increase our sales.

Our sales for the year ended December 31, 2016 were $327, a 106% increase compared to sales for the year ended December 31, 2015. This increase was primarily due to recognition of $163.5 sales to Cenegenics related to the collection of deferred revenues and an increase in our proprietary branded products using multiple delivery formats. We cannot give assurances that our new business model will enable us to increase our sales.

Our intangible assets, which represent a significant amount of our total assets, are subject to impairment testing and may result in impairment charges, which would adversely affect our results of operations and financial condition.

At December 31, 2016, our total assets were $5,961, of which $1,527, or approximately 25% represents intangible assets, net of accumulated amortization. Our intangible assets primarily relate to intellectual property pertaining to Fortetropin, including the MYO-T12 formula, trademarks, trade secrets, patent application and domain names acquired from Peak Wellness, Inc. in February 2011. The intellectual property asset was initially recorded as an indefinite-lived intangible asset and tested annually for impairment or more frequently if events or circumstances changed that could potentially reduce the fair value of the asset below its carrying value. Impairment testing requires the development of significant estimates and assumptions involving the determination of estimated net cash flows, selection of the appropriate discount rate to measure the risk inherent in future cash flow streams, assessment of an asset’s life cycle, competitive trends impacting the asset as well as other factors. The Company’s forecasted future results and related net cash flows contemplate the direct offering of product and successfully establishing future sales channels among other factors. Changes in these underlying assumptions could significantly impact the asset’s estimated fair value.

In 2011, based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and projected revenues and (iii) assumptions similar to those that market participants would make in valuing the Company's intangible assets, management determined that the carrying values of the intellectual property asset exceeded its fair value. Accordingly, the Company recorded noncash impairment charges totaling $2,662 and reduced the intellectual property asset to its fair value of $2,000. Management performed annual impairment tests in 2012, 2013 and 2014 and determined no further impairment existed. During the second quarter of 2015, management made an assessment and based on expansion into new markets and introduction of new formulas determined that the intellectual property had a finite useful life of ten (10) years and began amortizing the carrying value of the intellectual property asset over its estimated useful life. Management made a separate determination that no further impairment existed at that time. Based on ten consecutive quarters of minimal revenues combined with changes in the sales channels through which we sell our products and our inability to predict future orders, if any, from MHP or Cenegenics or to what extent we will be able to secure new distribution arrangements, we tested the intellectual property for impairment in the fourth quarter of 2016 and 2015 and determined that the asset value was recoverable and therefore no impairment was recognized. Nevertheless, a significant amount of our total assets are subject to impairment testing and may result in noncash impairment charges, which would adversely affect our results of operations and financial condition.

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

We cannot assure you that we will be able to obtain additional financing or that such financing would be sufficient to meet our needs. If we cannot obtain additional funding, we may be required to limit our marketing efforts, decrease or eliminate capital expenditures or cease all or a portion of our operations, including any research and development activities. Any available additional financing may not be adequate to meet our goals.

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

Our success largely depends on the continued skills, experience, efforts and policies of our management, directors and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. In particular, certain of our directors, including Dr. Robert Hariri and Dr. Louis Aronne have significant research and development experience and are integral to the creation of our future products and the execution of our business strategy. In addition, our prospects depend substantially on the services of our executive management team.

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

Marketing of our products through social media and other advertising methods could harm our business and reputation.

There are many considerations that can affect the marketing and advertising of our products through social media such as claims and concerns about safety, new discoveries, patent disputes and claims about adverse side effects. Further, claims and concerns about safety can result in a negative impact on product sales, product recalls or withdrawals, and/or consumer fraud, product liability and other litigation and claims. A video published online, a blog on the internet, or a post on a website, can be distributed rapidly and negatively harm our reputation.

Cyberattacks and other security breaches could compromise our proprietary and confidential information as well as our e-commerce and customer information which could harm our business and reputation.

We generate, collect and store proprietary information, including intellectual property and business information. The secure storage, maintenance, and transmission of and access to this information is important to our operations and reputation. Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate our proprietary and confidential information including e-mails and other electronic communications. In addition, an employee, contractor, or other third-party with whom we do business may attempt to obtain such information, and may purposefully or inadvertently cause a breach involving such information. While we have certain safeguards in place to reduce the risk of and detect cyber-attacks, our information technology networks and infrastructure may be vulnerable to unpermitted access by hackers or other breaches, or employee error or malfeasance. Any such compromise of our data security and access to, or public disclosure or loss of, confidential business or proprietary information could disrupt our operations, damage our reputation, provide our competitors with valuable information, and subject us to additional costs which could adversely affect our business.

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

Historically, sales allowances for product returns have not been provided, since under our existing arrangements, customers are not permitted to return product except for non-conforming product. In certain instances we may permit the return of damaged or defective products and accept limited amounts of product returns. While such returns have historically been nominal and within management’s expectations and the provisions established, future return rates may differ from those experienced in the past. Any significant increase in damaged or defective products or expected returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize. With respect to future sales, we may need to offer retail customers sales incentives, including the right to return product. If those customers are not able to sell our products to end-consumers, significant product returns may materialize, which could have a material adverse effect on our operating results.

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

All of the raw materials for our products are sourced from third-party suppliers. Currently, we have one primary third-party manufacturer to produce Fortetropin under a fixed price agreement that runs through December 2018. Any shortages in our raw materials could adversely affect operations. Price increases from a supplier will affect our profitability if we are not able to pass price increases on to customers. The inability to obtain adequate supplies of raw materials in a timely manner of our raw materials could have a material adverse effect on our business, financial condition and results of operations.

While our raw material inventories generally have a long shelf life, we may be required to write-off or reserve for inventories that are slow-moving, off-grade, damaged or otherwise not saleable. Such write-offs and/or reserves could have a material adverse effect on our business, financial condition and results of operations.

Our raw material inventories are comprised of dried powder derived from egg-yolk, and despite generally having a long shelf life, we may be required to write-off or reserve for inventories that are slow-moving, off-grade, damaged or otherwise not saleable. Cost of sales for the year ended December 31, 2016 and 2015 included slow moving obsolete/damaged goods inventory charges of $106 and $697, respectively. Future required write-offs or reserves could have a material adverse effect on our business, financial condition and results of operations.

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

We may not be able to protect our intellectual property rights which could cause our assets to lose value.

Our business depends on and will continue to depend on our intellectual property, including our valuable brands and internally-developed products. We believe our intellectual property rights are important to our continued success and our competitive position. However, we may be unable or unwilling to strictly enforce our intellectual property rights, including our patents and trademarks, from infringement due to the substantial costs of such enforcement. In addition, while there are patent applications pending for our core product, there is no assurance that such applications will issue as patents. Our failure to enforce our intellectual property rights could diminish the value of our brands and product offerings and harm our business and future growth prospects.

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

We may become subject to intellectual property litigation or infringement claims, which could cause us to incur significant expenses to defend such claims, divert management’s attention or prevent us from manufacturing, importing, selling or using some aspect of our current or future products. If we choose or are forced to settle such claims, we may be required to pay for a license to certain rights, pay royalties on both a retrospective and prospective basis, and/or cease manufacturing importing and selling certain infringing products. Future infringement claims against us by third parties may adversely impact our business, financial condition and results of operations.

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

We intend to incur substantial expenses in connection with our advertising and marketing efforts for our products. Although we intend to target our advertising and marketing efforts on current and potential customers who we believe are likely to be in the market for the products we sell, we cannot assure you that our advertising and marketing efforts will achieve our desired results. We will periodically adjust our advertising expenditures in an effort to optimize the return on such expenditures knowing that any such decrease we make to optimize such return could adversely affect our sales.

We rely on independent shipping companies to deliver the products we sell.

We rely upon third party carriers, especially FedEx and UPS, for timely delivery of our product shipments. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including employee strikes, inclement weather and increased fuel costs. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers. We do not have a written long-term agreement with any of these third party carriers, and we cannot be sure that these relationships will continue on terms favorable to us, if at all. If our relationship with any of these third party carriers is terminated or impaired, or if any of these third parties are unable to deliver products for us, we would be required to use alternatives for shipment of products to our customers. We may be unable to engage alternative carriers on a timely basis or on terms favorable to us, if at all. Potential adverse consequences include:

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

We rely on fulfillment centers to package and deliver our product to customers who place orders online

We have an agreement with one fulfillment center to box and ship our products to customers once an order has been placed. We cannot be sure that our relationship with the fulfillment center will continue on terms favorable to us, if at all. If our relationship with them is terminated or impaired, or if they are unable to deliver products for us, we would be required to use alternatives for shipment of products to our customers.

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

RISKS RELATED TO OUR COMMON STOCK

Trading in our common stock over the last 12 months has fluctuated, so investors may not be able to sell as many of their shares as they want at prevailing prices.

Our common stock is listed on the Nasdaq Capital Market. There has been an increase in trading of our shares over the last 12 months, but it still may be difficult for investors to sell such shares in the public market at any given time as prices have fluctuated.

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

If our future operations or acquisitions are financed through the issuance of equity securities, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We have also reserved 850,000 shares of our common stock under an equity incentive plan for our directors, officers, employees, consultants and advisors and granted options to purchase shares of our common stock under the plan. The issuance of shares of our common stock upon the exercise of these options as well as upon the exercise of outstanding warrants to purchase up to 821,202 shares of our common stock, which includes a warrant to purchase 375,000 shares of common stock issued to RENS Technology Inc. in connection with the first tranche of the Financing, may result in significant dilution to our stockholders.

Mr. Ren can exert significant influence over us and make decisions that are not in the best interests of all stockholders.

Mr. Ren and his affiliates currently beneficially own approximately 32% of our outstanding shares of common stock. As a result, he will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Provisions in our charter documents, the shareholder rights plan we have adopted, and under Nevada law could discourage a takeover that stockholders may consider favorable.

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

We have also adopted a shareholder rights plan that could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, us or a large block of our common stock. A third party that acquires 10% or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the shareholder rights plan through the issuance of our shares to all stockholders other than the acquiring person. These and other provisions in our articles of incorporation and bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

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

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 45 Horsehill Road, Suite 106, Cedar Knolls, New Jersey 07927. Our office space consists of 5,225 square feet. The lease expires on December 31, 2019. We have two options to renew our lease for an additional three years each. We consider our current office space adequate for our current operations. For additional information refer to Part IV, Item 15, “Notes to Consolidated Financial Statements: Note 12 – Commitments and Contingencies.”

Item 3.	Legal Proceedings.

On October 27, 2016, Cutler Holdings, L.L.C. (“Cutler”) filed a complaint in the Superior Court of New Jersey alleging that the Company failed to make certain rental payments. On March 30, 2017, the Company entered into a settlement agreement with Cutler, pursuant to which Cutler released the Company from any liability for the claims asserted in the complaint.

On January 6, 2017, the Company commenced an action in the Supreme Court of New York, County of New York, against RENS Technology, Inc. (“the Purchaser”), RENS Agriculture, the parent company of the Purchaser, and Ren Ren, a principal in both entities and a director of the Company, arising from the Purchaser’s breach of a Securities Purchase Agreement under which the Purchaser agreed to invest an aggregate of $20.25 million in the Company in exchange for an aggregate of 3,537,037 shares of common stock of the Company and warrants to purchase an aggregate of 884,259 shares of common stock. In addition to seeking compensatory, consequential and other damages in the action, the Company asked the Court to preliminarily restrain the Purchaser and its agents and representatives, including, but not limited to, RENS Agriculture and Ren Ren, from selling, transferring, conveying, assigning, hypothecating or encumbering 1,500,000 shares of common stock of the Company and a warrant permitting the purchase of 375,000 share at a price of $7.00 per share that the Purchaser had purchased under the Securities Purchase Agreement and, after the parties had an opportunity to submit opposition and reply papers in connection with the Company’s application, a preliminary injunction prohibiting the Purchaser from selling, transferring, conveying, assigning, hypothecating or encumbering the 1,500,000 shares and warrant during the pendency of the action and an order attaching the stock and warrant to satisfy any judgment entered in favor of the Company.

On January 11, 2017, the Court granted the Company the preliminary restraints that it requested, which prevents RENS Technology, among others, from selling, transferring, conveying, assigning, hypothecating or encumbering the 1,500,000 shares of the Company’s common stock or the aforementioned warrant. The Court scheduled a hearing on February 14, 2017, at which time the Court heard oral argument on the application for a preliminary injunction and prejudgment attachment of the stock and warrants to satisfy any judgment entered in favor of the Company. Since then, RENS Technology filed a motion to dismiss the complaint which the Company has opposed. No decision has been made by the Court on these two pending applications.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “MYOS.” The following table sets forth, for the periods indicated, the high and low bid prices for shares of our common stock as reported on the Nasdaq Capital Market:

Period	High	Low
October 1, 2016 through December 31, 2016	$1.80	$1.12
July 1, 2016 through September 30, 2016	$2.28	$1.35
April 1, 2016 through June 30, 2016	$2.94	$1.23
January 1, 2016 through March 31, 2016	$2.40	$1.23
October 1, 2015 through December 31, 2015	$4.40	$1.36
July 1, 2015 through September 30, 2015	$3.70	$1.50
April 1, 2015 through June 30, 2015	$7.50	$3.05
January 1, 2015 through March 31, 2015	$7.36	$4.30

These bid prices were obtained from the Nasdaq Capital Market and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

As of March 30, 2017, the last reported sales price of our shares on the NASDAQ Capital Market was $2.88.

(b) Holders

The Company had approximately 129 record holders of the common stock as of March 30, 2017. This does not include an indeterminate number of stockholders whose shares may be held by brokers in street name. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table indicates shares of common stock authorized for issuance under equity incentive plans as of December 31, 2016:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	270,340	(1)	$13.58	544,356
Equity compensation plans not approved by security holders	30,000	(2)	$32.00	—
Total	300,340		$15.09	544,356

(1)	Includes 59,425, 87,000 and 123,915 shares of common stock underlying options granted in 2016, 2015 and 2014, respectively, under our 2012 Equity Incentive Plan, which plan was approved by our stockholders on November 20, 2012 and amended on December 18, 2014 and December 21, 2016.

(2)	Includes option awards issued to certain current and former directors during 2011-2012 prior to the adoption of the 2012 Equity Incentive Plan. The options provide for annual vesting over three or four year and expire ten years from the respective issuance dates.

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

Overview

We were incorporated in the State of Nevada on April 11, 2007. On March 17, 2016, we merged with our wholly-owned subsidiary and changed our name from MYOS Corporation to MYOS RENS Technology Inc. Prior to February 2011, we did not have any operations and did not generate any revenues. In February 2011, we acquired our proprietary active ingredient called Fortetropin®, the first clinically proven natural myostatin reducing agent. Since February 2011, our principal business activities have been focused on deepening our scientific understanding of the activity of Fortetropin, and to leverage this knowledge to strengthen and build our intellectual property; developing sales and marketing strategies aimed at expanding our commercial presence; evaluating the value of Fortetropin in therapeutic markets, including the treatment of sarcopenia, cachexia, anorexia, obesity and muscular-related conditions; and, conducting research and development focused on the discovery, development and commercialization of other products and technologies aimed at maintaining or improving the health and performance of muscle tissue. Since our inception in April 2007, we have recognized cumulative revenues of approximately $8.1 million.

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

Our commercial focus is to leverage our clinical data to develop multiple products to target the large, but currently underserved, markets focused on muscle health. The sales channels through which we sell our products are evolving. The first product we introduced was MYO-T12, which was sold in the sports nutrition market. MYO T-12 is a proprietary formula containing Fortetropin and other ingredients. The formula was sold under the brand name MYO T-12 and later as MYO-X through an exclusive distribution agreement with Maximum Human Performance (“MHP”). While the exclusive distribution agreement with MHP terminated in March 2015, MHP continues to distribute its remaining MYO-X inventories on popular retailer websites and in specialty retailers principally in the U.S. Sales to MHP for the year ended December 31, 2015 were $57. There were no sales to MHP in 2016. We do not expect any orders from MHP in 2017.

In February 2014, we expanded our commercial operations into the age management market through a distribution agreement with Cenegenics Product and Lab Services, LLC (“Cenegenics”), under which Cenegenics distributes a proprietary formulation containing Fortetropin which it previously purchased from the Company through its age management centers and its community of physicians focused on treating a growing population of patients focused on proactively addressing age-related health and wellness concerns. On November 28, 2014, we entered into a settlement agreement with Cenegenics wherein we agreed to accept $1,900 by April 2016, in full satisfaction of Cenegenics’ outstanding obligations with respect to units of product produced by the Company, including units that had not yet been shipped to Cenegenics at the time of the settlement agreement. During the second quarter of 2015, Cenegenics accepted delivery of the remaining units that we were storing on its behalf. Given the settlement agreement’s extended payment schedule, the Company deferred the revenue and related costs and recorded the revenue and cost of sales as the payments were received in full through April 2016. The distribution agreement with Cenegenics expired in December 2016. We do not expect any orders from Cenegenics in 2017.

During the second quarter of 2015 we launched Rē Muscle HealthTM, our own direct-to-consumer portfolio of muscle health bars, meal replacement shakes and daily supplement powders each powered by a full 6.6 gram single serving dose of Fortetropin. Our Rē Muscle Health products are sold through our e-commerce website, remusclehealth.com, and amazon.com.

On March 1, 2017 the Company announced the launch of Qurr, its Fortetropin®-powered product line formulated to support the vital role of muscle in overall well-being as well as in fitness. The introduction of Qurr's muscle-focused, natural, over-the-counter products will make the Qurr line available through convenient direct online ordering without a prescription. All Qurr products are blended with Fortetropin®, MYOS' proprietary ingredient which has been clinically demonstrated to reduce serum myostatin levels, which helps increase muscle size and lean body mass. MYOS' earlier product formulations featuring Fortetropin® have become part of the daily routine of many athletes and fit-conscious people.

Qurr is a line of deliciously flavored puddings, powders, and shakes all proven to be safe for daily use. While pharmaceutical companies are working on drugs to accomplish what Fortetropin® already does, there is no pharmaceutical drug that can reduce myostatin, safely. Fortetropin® has been shown in clinical trials to reduce serum myostatin levels and increase lean muscle mass and thickness when taken in conjunction with resistance training.

We continue to pursue additional distribution and branded sales opportunities. There can be no assurance that we will be able to secure distribution arrangements on terms acceptable to the Company, or that we will be able to generate significant sales of our current and future branded products. We expect to continue developing our own core branded products in markets such as functional foods, sports and fitness nutrition and rehab and restorative health and to pursue international sales opportunities. We expect to pursue distribution opportunities in countries in Southeast Asia where we believe there may be significant demand for our products.

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

On January 6, 2017, the Company commenced an action in the Supreme Court of New York, County of New York, against RENS Technology, Inc., RENS Agriculture Science & Technology Co., Ltd (“RENS Agriculture”), the parent company of RENS Technology, and Ren Ren, a principal in both entities and a director of the Company, arising from RENS Technology’s breach of a Securities Purchase Agreement under which RENS Technology agreed to invest an aggregate of $20.25 million in the Company in exchange for an aggregate of 3,537,037 shares of common stock of the Company and warrants to purchase an aggregate of 884,259 shares of common stock. In addition to seeking compensatory, consequential and other damages in the action, the Company asked the Court to preliminarily restrain RENS Technology and its agents and representatives, including, but not limited to, RENS Agriculture and Ren Ren, from selling, transferring, conveying, assigning, hypothecating or encumbering 1,500,000 shares of common stock of the Company and a warrant permitting the purchase of 375,000 share at a price of $7.00 per share that RENS Technology had purchased under the Securities Purchase Agreement and, after the parties had an opportunity to submit opposition and reply papers in connection with the Company’s application, a preliminary injunction prohibiting RENS Technology from selling, transferring, conveying, assigning, hypothecating or encumbering the 1,500,000 shares and warrant during the pendency of the action and an order attaching the stock and warrant to satisfy any judgment entered in favor of the Company.

On January 11, 2017, the Court granted the Company the preliminary restraints that it requested, which prevents RENS Technology, among others, from selling, transferring, conveying, assigning, hypothecating or encumbering the 1,500,000 shares of the Company’s common stock or the aforementioned warrant. The Court scheduled a hearing on February 14, 2017, at which time the Court heard oral argument on the application for a preliminary injunction and prejudgment attachment of the stock and warrants to satisfy any judgment entered in favor of the Company. Since then, RENS Technology filed a motion to dismiss the complaint which the Company has opposed. No decision has been made by the Court on these two pending applications.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

(In thousand $)	Years Ended December 31,		Change
	2016	2015	Dollars	%

Net sales	$327	$159	$168	106%
Cost of sales	319	780	(461)	-59%
Gross profit (loss)	8	(621)	629	-101%
as a % of net revenues	2%	-391%
Operating expenses:
Selling marketing and research	846	521	325	62%
Personnel and benefit costs	1,548	1,556	(8)	-1%
Share based compensation	392	930	(538)	-58%
General and administrative	1,275	1,224	51	4%
Amortization of acquired intangibles	210	210	-	0%
Loss on asset impairment	44	-	44	100%
Total operating expenses	4,315	4,441	(126)	-3%
as a % of net revenues	N/M	N/M

Operating loss	(4,307)	(5,062)	755	-15%

Other income (expense), net	(34)	(14)	(20)	143%

Loss before income taxes	(4,341)	(5,076)	735	-9%

Income tax expense	-	(2)	2	-100%

Net loss	$(4,341)	$(5,078)	$737	-14%

Net sales

Net sales for the year ended December 31, 2016 increased $168, or 106%, compared to net sales for the year ended December 31, 2015. The increase in net sales was primarily due to recognition of sales previously deferred of $195 to Cenegenics and Rē Muscle Health net product sales of $136. Net sales for the year ended December 31, 2015 included Rē Muscle Health net product sales of $82, distributor sales to MHP of $57 and other product sales of $19.

Cost of sales and gross profit

Cost of sales for the year ended December 31, 2016 decreased $461, or 59%, compared to cost of sales for the year ended December 31, 2015. The decrease in cost of sales was primarily due to lower net sales. Cost of sales for the year ended December 31, 2016 and 2015 included slow-moving/obsolete/damaged goods inventory charges of $106 and $697, respectively.

Operating expenses

Selling, marketing and research expenses for the year ended December 31, 2016 increased $325, or 62%, compared to the year ended December 31, 2015. The increase was primarily due to marketing and promotions costs expenses associated with the building of the Qurr website.

General and administrative expenses for the year ended December 31, 2016 increased $51, or 4%, compared to the year ended December 31, 2015. The increase was primarily due to a bad debt charge in 2015 of $390 offset by an adjustment for accrued rent liability of $271,

Income tax expense

Income tax expense for the years ended December 31, 2016 and December 31, 2015 was zero and $2, which reflects minimum state corporate taxes.

Liquidity and Capital Resources

Working capital at December 31, 2016 and December 31, 2015 is summarized as follows:

(In thousand $)	December 31,	December 31,	Increase
	2016	2015	(Decrease)
Current Assets:
Cash	$1,866	$879	$987
Accounts receivable, net	8	406	(398)
Inventories, net	1,862	1,467	395
Prepaid expenses and other current assets	85	523	(438)
Total current assets	3,821	3,275	546
Current liabilities:
Accounts payable	226	328	(102)
Accrued expenses and other current liabilities	417	717	(300)
Convertible note	-	575	(575)
Term note	-	100	(100)
Total current liabilities	643	1,720	(1,077)
Working Capital	$3,178	$1,555	$1,623
Current Ratio	5.94	1.90

Working capital increased $1,623 to $3,178 at December 31, 2016 compared to $1,555 at December 31, 2015.

Changes in working capital components were as follows:

●	Cash increased $987 primarily due to $5,141 of net proceeds received from the issuance of common stock to Rens Technology Inc. and $117 cash from the exercise of warrants, partially offset by $3,705 used in operations, $466 of capital spending, and $100 repayment of borrowing under the Term Note.

●	Accounts receivable, net decreased $398 primarily due to cash collections from Cenegenics

●	Inventories, net increased $395 primarily due to new inventory production which included $414 of Fortetropin purchases

●	Prepaid expenses and other current assets decreased $438 primarily due to a $414 decrease in prepaid inventory

●	Accounts payable decreased $102 primarily due to the timing of payments.

●	Accrued expenses and other current liabilities decreased $300 primarily due to decrease in other accrued items of $271.

●	Short-term borrowings decreased $675 resulting from the issuance of common stock to convert the promissory note previously issued to Gan Ren, a related party of RENS, for $575 and $100 repayment under the Term Note.

At December 31, 2016, we had cash of $1,886 and total assets of $5,961 (which includes $1,907 of intangible assets).

Summarized cash flows for the years ended December 31, 2016 and 2015 are as follows:

	Years Ended December 31,
(In thousand $)	2016	2015	Change
Net cash used in operating activities	$(3,673)	$(2,252)	$(1,421)
Net cash used in investing activities	(381)	(27)	(354)
Net cash provided by financing activities	5,041	1,591	3,450
Net increase (decrease) in cash	$987	$(688)	$1,675

Net cash used in operating activities represents net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash used in operating activities for the year ended December 31, 2016 increased $1,421 compared to the year ended December 31, 2015 primarily due to an increase in operating expenses. For additional information about the changes in operating assets and liabilities refer to the above discussion on working capital.

Net cash used in investing activities includes cash used to purchase capital assets. Net cash used in investing activities for the year ended December 31, 2016 included capitalized software costs of $380.

Net cash provided by financing activities for the year ended December 31, 2016 increased by $3,450 to $5,041 and includes proceeds of $5,250 received from the strategic investment by RENS Technology Inc. offset primarily by payment of $100 under the Term Note and offering costs of $109.

Convertible Note

On December 17, 2015, concurrent with the execution of the Purchase Agreement with RENS Technology Inc., the Company issued an unsecured promissory note in the principal amount of $575 (the “Note”) to Gan Ren, a related party of RENS Agriculture. The Note accrued interest at a rate of 8% per annum and matured (the “Maturity Date”) on December 17, 2016. On the Maturity Date, the Note and the accrued interest of $46 were automatically converted into 225,864 shares of Common Stock at $2.75 per share.

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

Additional Financings

We may seek to raise additional capital through the issuance of debt or equity securities. Should the Company seek additional debt and/or equity financing, it cannot assure that such financing will be available on acceptable terms, if at all.

Going Concern Uncertainty

As of the filing date of this Form 10-K, management believes that there may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months, primarily due to the failure of RENS Technology Inc. to fund the required amounts. These facts raise substantial doubt about the Company's ability to continue as a going concern. Accordingly, we are evaluating various alternatives, including reducing operating expenses, securing additional financing for future business activities and other strategic alternatives. There can be no assurance that the Company will be able to generate the level of operating revenues in its business plan, or if additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, our future operating prospects may be adversely affected.

Registered Direct Offering

On February 3, 2017, the Company entered into a securities purchase agreement with an institutional investor providing for the issuance and sale by the Company of 500,000 shares of common stock, par value in a registered direct offering at a purchase price of $4.25 per share, for gross proceeds of $2.125 million. The offering closed on February 8, 2017.

Preferred Stock Purchase Rights

Effective February 14, 2017, the Board of Directors declared a dividend of one right for each of the Company’s issued and outstanding shares of common stock. The dividend was paid to the stockholders of record at the close of business on February 24, 2017. Each Right entitles the registered holder, subject to the terms of the Rights Agreement to purchase from the Company one one-thousandth of a share of the Company’s Series A Preferred Stock at a price of $7.00), subject to certain adjustments. The description and terms of the Rights are set forth in the Rights Agreement dated as of February 14, 2017 between the Company and Island Stock Transfer, as Rights Agent.

At-the-market Offering

On February 21, 2017, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC establishing an at-the-market equity program pursuant to which we may offer and sell up to $6.0 million of our shares of common stock from time to time through H.C. Wainwright. As of the filing date of this Form 10-K no shares have been sold under this program.

Long-term Contractual Obligations

As of December 31, 2016, the Company’s enforceable and legally binding contractual obligations include future minimum lease payments under a non-cancellable operating lease and purchase obligations under a long-term supply agreement.

At December 31, 2016, the future minimum lease payments under the non-cancellable operating lease in excess of one year were as follows:

(In thousand $)

Years Ended December 31,	Amount
2017	$69
2018	71
2019	72
Total	$212

For additional information about the operating lease refer to PART IV, Item 15, “Notes to Consolidated Financial Statements: Note 12 – Commitments and Contingencies – Operating Lease.”

On November 18, 2016, we entered into an Amended Supply Agreement with DIL Technologie GmbH (“DIL”). Pursuant to the agreement (and so long as the agreement is effective), DIL will manufacture and supply the Company with Fortetropin®, the active ingredient for its products, and the Company will purchase quantities of Fortetropin® from DIL in its discretion. DIL will manufacture the formula exclusively for the Company in perpetuity, and may not manufacture the formula for other entities (but may manufacture it for its own non-commercial research). The Company agreed, commencing January 2017, to pay DIL €10,000 per month for collaborative research. The monthly payments terminate upon the earlier of: (a) the date that the Company orders additional product in accordance with the terms of the agreement and (b) December 31, 2018, and the Company has no further financial obligations to DIL thereafter. The Company also agreed to pay DIL €400,000 in satisfaction of all prior liabilities and obligations under its prior agreements with DIL. The agreement expires on December 31, 2018, and the Company has the unilateral right to renew the agreement for subsequent one-year terms.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2017-04, Simplifying the Test for Goodwill, which accomplishes exactly what its title indicates by eliminating the second step in the current goodwill impairment calculation. Currently there is a two-step process for determining the amount of any goodwill impairment. In Step 1 an entity determines if the carrying value of the reporting unit (for which goodwill has been recorded) exceeds the fair value of the reporting unit. If the calculation in Step 1 indicates that the carrying value of a reporting unit for which goodwill has been recorded exceeds the fair value, the entity would have to determine the implied fair value of the reporting unit’s goodwill. An impairment would be recorded to the extent that the goodwill carrying value exceeded the implied fair value of goodwill at the reporting date. The amount of any goodwill impairment must take into consideration the effects of income taxes for any tax deductible goodwill. The effective date to adopt the ASU is for fiscal years beginning after December 15, 2019. The ASU is to be applied prospectively. Early adoption is permitted. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2017-04 is not expected to have a significant impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” The amendments in this Update relate to eight specific types of cash receipts and cash payments which current GAAP either is unclear or does not include specific guidance on the cash flow classification issues. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company will adopt the provisions of this ASU for its fiscal year beginning January 1, 2017. The adoption of ASU 2016-15 is not expected to have a significant impact on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606), Narrow Scope Improvements and Practical Expedients.” The amendments in ASU 2016-12 affect only the narrow aspects of Topic 606 that are outlined in ASU 2016-12. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2016-12 is not expected to have a significant impact on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” The amendments in this Update affect entities with transactions included within the scope of Topic 606. The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2016-10 is not expected to have a significant impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee share-Based Payment Accounting (ASU 2016-09”). ASU 216-09 provides guidance designed to simplify several aspects of the accounting for share-based payment transactions, including guidance relating to accounting for income taxes with respect to share-based payment awards; providing generally that excess tax benefits related to share-based awards should be recorded as a reduction to income tax expense (currently, excess tax benefits generally are recorded to additional-paid-in-capital); providing generally that excess tax benefits related to share-based awards should be classified along with other income tax cash flows as an operating activity (currently, excess tax benefits generally are separated from other income tax cash flows and classified as a financing activity); providing that an entity may make an accounting policy election either to base compensation cost accruals on the number of awards expected to vest (as required by current guidance) or to account for forfeitures when they occur; modifying the current exception to liability classification such that partial cash settlement of an award for tax withholding purposes would not result, by itself, in liability classification of the award if the amount withheld does not exceed the maximum statutory tax rate in the employees' applicable jurisdictions (currently, an award cannot qualify for equity classification, rather than liability classification, if the amount withheld exceeds the minimum statutory withholding requirements); and providing that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity on the statement of cash flows (currently there is no authoritative guidance addressing this classification issue). The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted (if early adoption occurs in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes the interim period). Depending on the particular issue addressed by the guidance, application of the guidance will be made prospectively, retrospectively or subject to a retrospective transition method. We are currently evaluating the potential impact of adopting this guidance on the Company's results of operations, cash flows and financial position.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will continue to primarily depend on its classification as a finance or operating lease. However, unlike current accounting principles generally accepted in the U.S. (“U.S. GAAP”), which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. ASU 2016-02 is effective for us beginning January 1, 2019, with early application permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented and is effective for periods beginning after December 15, 2016. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2015-17 does not expect to have a significant impact on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis by us beginning January 1, 2017, with early adoption permitted. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2015-17 is not expected to have a significant impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires all debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt. Prior to the issuance of this standard, debt issuance costs, which are specific incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument (i.e., third party costs), were required to be presented in the balance sheet as a deferred charge (i.e., an asset). Under ASU 2015-03, the presentation of debt issuance costs is consistent with the presentation for a debt discount, (i.e., a direct adjustment to the carrying value of the debt). ASU 2015-03 does not affect the recognition and measurement of debt issuance costs. Accordingly, the amortization of such costs should continue to be calculated using the interest method and be reported as interest expense. ASU 2015-03 is effective for us beginning January 1, 2016. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2015-03 does not expect to have an impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The amendments in this update define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. This update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update are effective for us beginning January 1, 2017. Early application is permitted. The Company has evaluated the impact of the updated guidance and has disclosed the impact in the footnotes on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for us beginning January 1, 2018 using one of two prescribed transition methods. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, equity and the disclosures of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future non-conforming events. Accordingly, the actual results could differ significantly from estimates. Significant items subject to such estimates include but are not limited to the valuation of stock-based awards, measurement of allowances for doubtful accounts and inventory reserves, the deferred tax asset valuation, the selection of asset useful lives, fair value estimations used to test long-lived assets, including intangibles, for impairment and provisions necessary for assets and liabilities.

The Company has recorded minimal sales to its distributors during the past ten consecutive quarters, and has only recently launched its Qurr branded products. Management’s estimates, including evaluation of impairment of long-lived assets and inventory reserves are based in part on forecasted future results. A variety of factors could cause actual results to differ from forecasted results and these differences could have a significant effect on asset carrying amounts.

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

As part of our ongoing liquidity assessments, management evaluates our cash and cash equivalents. The amount of funds held in the bank can fluctuate due to the timing of receipts and payments in the ordinary course of business and other reasons, such as business-development activities. As a result, the Company may have exposure to cash in excess of FDIC insured limits.

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

The Company’s financial statements for the fiscal years ended December 31, 2016, and 2015 have been examined to the extent indicated in their reports by our independent registered accountants and have been prepared in accordance with U.S. GAAP pursuant to regulations promulgated by the SEC. The aforementioned financial statements are included herein under Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 19, 2016, the audit committee of the board of directors dismissed EisnerAmper LLP (“EisnerAmper”), the Company's independent registered public accounting firm, effective immediately. During the fiscal years ended December 31, 2015 and 2014, EisnerAmper's audit reports on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2015 and 2014 and the subsequent interim period preceding EisnerAmper's resignation, (i) there were no disagreements between the Company and EisnerAmper on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to EisnerAmper's satisfaction, would have caused EisnerAmper to make reference in connection with EisnerAmper's opinion to the subject matter of the disagreement; and (ii) there were no "reportable events" as the term is described in Item 304(a)(1)(v) of Regulation S-K.

On May 19, 2016, the audit committee and the board of directors approved the engagement of WithumSmith+Brown, PC (“Withum”) as the Company's new independent registered public accounting firm, effective immediately. During the fiscal years ended December 31, 2015 and 2014 and through May 19, 2016, neither the Company nor anyone acting on its behalf consulted Withum with respect to (ii) the application of accounting principles to a specified transaction, either completed or proposed, nor the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice provided that Withum concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or a "reportable event" as described in Items 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

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

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

Our directors and executive officers are as follows:

Name	Age	Position	Class

Dr. Robert J. Hariri	58	Chairman of the Board of Directors	I

Ren Ren	55	Director (Global Chairman)	I

Joseph Mannello	59	Interim Chief Executive Officer and Director	III

Dr. Louis J. Aronne	61	Director	II

Christopher Pechock	52	Director	II

Victor Mandel	52	Director	III

John Nosta	57	Director	III

Bin Zhou	38	Director	I

Our Board is classified into three separate classes, as nearly equal in number as possible, with one class to be elected annually for staggered three-year term or until their respective successors are duly elected and qualified, or until their earlier resignation, removal or death.

The term of our current Class III directors will expire at the 2019 Annual Meeting of Stockholders, the term of our current Class II directors will expire at the 2017 Annual Meeting of Stockholders and the term of our current Class I directors will expire at the 2018 Annual Meeting of Stockholders. Any director chosen as a result of a newly created directorship or to fill a vacancy on the Board would hold office for a term expiring at the next Annual Meeting of Stockholders for the class identified. This does not change the present number of directors or the Board’s authority to change that number and to fill any vacancies or newly created directorships.

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

Joseph Mannello joined us as a Director in December 2015 and has served as our interim chief executive officer since September 2016. From May 2015 to September 2016, he served as a consultant. From March 2013 to May 2015, he served as the executive managing director at Brean Capital LLC, an independent investment bank and asset management firm, where he also served as a member of the firm’s operating committee. From March 2008 to March 2012, Mr. Mannello was the head of corporate credit for Gleacher & Company, Inc. (OTC:GLCH), a publicly-traded investment bank. Prior to that, he was the head of the fixed income division of BNY Capital Markets, Inc., a subsidiary of The Bank of New York Mellon Corp. (NYSE:BK). We believe that Mr. Mannello’s extensive financial markets background qualifies him to serve on our Board of Directors.

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

Victor Mandel joined us as a director in August 2016 and previously served as a director of the Company from December 2015 until March 2016. He is the founding partner of Criterion Capital Management, LLC and has over twenty-five years of experience in investments, corporate strategy and corporate governance. Mr. Mandel previously served as Co-Chairman of Ambac Financial Group, Inc. (NASDAQ: AMBC) from May 2013 through December 2014 and as a director, chair of its Governance and Nominating Committee and member of its Audit and Strategy and Risk Policy Committees from May 2013 until May 2016. Additionally, he has previously served as a member of the board of directors and on the audit committees of Comsys IT Partners, Inc. (now a Manpower company), Broadpoint Gleacher Securities Group, Inc. (now Gleacher & Co., Inc.), and XLHealth Corp. (now a United Healthcare company). He previously served as the Chief Financial Officer of Circle.com (NASDAQ:CIRC) and served as Executive Vice President, Finance and Development of Snyder Communications, Inc. (NYSE:SNC) from 1999 to 2000. From 1991 to 1999, Mr. Mandel served as vice president in the Investment Research department at Goldman Sachs & Co. (NYSE:GS). Mr. Mandel holds an MBA in Finance from the Wharton School of Business at the University of Pennsylvania, an A.B. in Computer Science from Harvard University, and is a Chartered Financial Analyst. We believe Mr. Mandel’s extensive financial background qualifies him to serve on our Board of Directors.

John Nosta has served as the founder and president of NOSTALAB, a digital health think tank, since June 2013. He is generally regarded as a leading global strategic and creative thinker in the digital health area. A leading voice in the convergence of technology and health, Mr. Nosta helps define, dissect and deliberate global trends in digital health. He has also served as a member of the Google Health Advisory Board since October 2014 and has penned HEALTH CRITICAL for Forbes, a top global blog on health and technology. For over 20 years, Mr. Nosta was part of the leadership of Omnicom and WPP, leading healthcare communication companies. Prior to founding NOSTALAB, Mr. Nosta was employed by Ogilvy CommonHealth, a leading healthcare communication company, from April 2003 to June 2013, where he held a series of positions including Chief Creative Officer, Chief Strategic Officer and unit President. From 1990 to 1997, he held various senior-level positions at LLNS, a division of Omnicom Group Inc. (NYSE:OMC), a leading healthcare communication company. Mr. Nosta previously served as a director of the Company from December 2015 until March 2016. Mr. Nosta served as a research associate at Harvard University Medical School from 1980 to 1981 and has co-authored several papers with global thought-leaders in the field of cardiovascular physiology, with a focus on acute myocardial infarction, ventricular arrhythmias and sudden cardiac death. He received a Bachelor of Arts degree from Boston University in 1981. We believe Mr. Nosta’s scientific and pharmaceuticals industry background qualifies him to serve on our Board of Directors.

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

Biographical information for Dr. Robert Hariri and Dr. Louis Aronne is set forth above in “Directors and Executive Officers.”

Board Meetings

During the fiscal year ended December 31, 2016, the Board held eleven formal meetings and otherwise acted by unanimous written consent. We have no written policy regarding director attendance at annual meetings of stockholders. Our last annual meeting of stockholders was held on December 21, 2016 and seven of our directors attended such meeting.

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

As a result, the Board has affirmatively determined that other than Mr. Ren and Mr. Mannello, none of our directors has a material relationship with the Company. The Board has also affirmatively determined that all members of our Audit Committee and Compensation Committee are independent directors.

Audit Committee and Audit Committee Financial Expert

In April 2014, we established a separately-designated standing Audit Committee in accordance with Section 3(a) (58) (A) of the Exchange Act and the Nasdaq Listing Rules. The Audit Committee is comprised of Victor Mandel (chair), Chris Pechock and Bin Zhou. Our Board has determined that Mr. Mandel qualifies as an audit committee financial expert as defined by the rules of the SEC, based on his education, experience and background. During the fiscal year ended December 31, 2016, the Audit Committee held four formal meetings.

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

Compensation Committee

In April 2014, we established a separately-designated standing Compensation Committee in accordance with the Nasdaq Listing Rules. The Compensation Committee is comprised of Christopher Pechock (chair) and Dr. Louis J. Aronne. During the fiscal year ended December 31, 2016, the Compensation Committee held 3 formal meetings.

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

Board Leadership Structure

Dr. Robert J. Hariri serves as Chairman of the Board of Directors and Mr. Ren serves as our Global Chairman. Mr. Mannello currently serves as our principal executive officer. The Board of Directors has chosen to separate the principal executive officer and chairman positions because it believes that (i) independent oversight of management is an important component of an effective board of directors and (ii) this structure benefits the interests of all stockholders. If the Board of Directors convenes for a special meeting, the non-management directors will meet in executive session if circumstances warrant. Given the composition of the Board of Directors with a strong slate of independent directors, the Board of Directors does not believe that it is necessary to formally designate a lead independent director at this time, although it may consider appointing a lead independent director if circumstances change. We believe that the structure described above is the best structure to lead us in the achievement of our goals and objectives and establishes an effective balance between management leadership and appropriate oversight by independent directors.

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

Code of Ethics

We have adopted a corporate Code of Ethics. The text of our Code of Ethics, which applies to our employees, officers and directors, is posted in the “Corporate Governance” section of our website, http://www.myosrens.com. A copy of our Code of Conduct and Ethics is also available in print, free of charge, upon written request to 45 Horsehill Road, Suite 106, Cedar Knolls, New Jersey 07927, Attention: Joseph Mannello.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to report their initial beneficial ownership and any subsequent changes in that beneficial ownership of our securities to the SEC. Based solely on a review of the copies of the reports furnished to us, we believe that all such reports for the year ended December 31, 2016 were filed on a timely basis with the exceptions of two late Form 4 filings for Mr. Lyu and one late Form 4 filing for each of Messrs Ren, Zhou and Aronne.

Item 11.	Executive Compensation.

Summary Compensation Table

The table below sets forth the compensation earned for services rendered to us, for fiscal years indicated, by our executive officers.

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (6)	All Other Compensation ($) (7)	Total ($)

Joseph Mannello (5)	2016	82,600	-	12,631	-	16,081	111,312
(Interim Chief Executive Officer)	2015	-	-	-	-	-	-

K. Bryce Toussaint (1)	2016	173,569	-	1,755	-	4,123	179,447
(Former Chief Executive Officer)	2015	9,230	-	22,700	-	20,000	51,930

Joseph C. DosSantos (2)	2016	122,437	50,000	-	-	-	172,437
(Former Chief Financial Officer)	2015	200,000	50,000	9,350	52,700	37,660	349,710

Dr. Robert C. Ashton, Jr. (3)	2016	55,687	50,000	-	-	-	105,687
(Former Chief Medical Officer)	2015	237,167	50,000	-	52,700	39,781	379,648

Peter Levy (4)	2016	-	-	-	-	-	-
(Former President) (4)	2015	171,475	-	-	52,700	21,165	245,340

(1)	K.Bryce Toussaint was hired as Chief Executive Officer on December 17, 2015 and resigned on August 31, 2016.

(2)	On June 30, 2016, Joseph C. DosSantos resigned as the Chief Financial Officer.

(3)	Dr. Ashton resigned as Chief Medical Officer on January 31, 2016.

(4)	Mr. Levy resigned as President, Chief Operating Officer on September 7, 2015.

(5)	On August 26, 2016, the board of directors appointed Joseph Mannello as the Company’s interim Chief Executive Officer, effective as of September 1, 2016.

(6)	Amounts reflect the aggregate grant date fair value of stock option awards computed in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” The assumptions used in determining the grant date fair value of these awards for their respective years are set forth in Part IV, Item 15, “Notes to Consolidated Financial Statements: Note 10 – Stock Compensation.”

(7)	The amounts in All Other Compensation column of the Summary Compensation Table reflect the following:

Name	Fiscal Year	Consulting Agreements	Health Insurance Expenses	401(k) Matching Contribution	Other Perquisites	Total Other Compensation
Joseph Mannello	2016	$-	5,170	-	-	$5,170
	2015	$-	-	-	-	$-

K. Bryce Toussaint	2016	$-	14,590	-	-	$14,590
	2015	$20,000	-	-	-	$20,000

Joseph C. DosSantos	2016	$-	14,590	4,183	57	$18,830
	2015	$-	29,180	8,366	114	$37,660

Dr. Robert C. Ashton, Jr.	2016	$-	-	-	-	$-
	2015	$-	29,180	10,487	114	$39,781

Peter Levy	2016	$-	-	-	-	$-
	2015	$-	14,421	6,667	77	$21,165

Employment Agreements

Joseph Mannello

On August 30, 2016, we entered into an offer letter with Joseph Mannello, pursuant to which Mr. Mannello agreed to serve as our interim Chief Executive Officer commencing September 1, 2016. Pursuant to the terms of the Offer Letter, Mr. Mannello will work a full-time basis as an at-will employee for an annual base salary of $240,000. Mr. Mannello will be entitled to an annual bonus of up to 100% of his annual base salary, as determined by the Board (or its compensation committee) in its sole discretion. Mr. Mannello also received a grant of 10,000 shares of common stock which vested upon the six-month anniversary of his start date.

K. Bryce Toussaint

On December 17, 2015, we entered into an employment agreement with K. Bryce Toussaint pursuant to which Mr. Toussaint agreed to serve as our Chief Executive Officer. Pursuant to the terms of the employment agreement, Mr. Toussaint agreed to work for us on a full-time basis for an annual base salary of $240,000. Mr. Toussaint was to receive an annual cash bonus in an amount up to 100% of his base salary, as may be determined by the Board in its sole discretion. Mr. Toussaint resigned as Chief Executive Officer as of August 31, 2016 and contined to serve as a member of the Company’s board of directors until December 21, 2016.

Joseph C. DosSantos

On May 19, 2014, we entered into an employment agreement with Joseph C. DosSantos pursuant to which Mr. DosSantos agreed to serve as our Chief Financial Officer. Pursuant to the terms of the employment agreement, Mr. DosSantos worked for us on a full-time basis for an annual base salary of $200,000. Mr. DosSantos may receive an annual cash bonus in an amount up to 50% of his base salary, as may be determined by the Board in its sole discretion. Mr. DosSantos also received a signing bonus of $15,000. In addition, Mr. DosSantos was granted a stock option to purchase 20,000 shares of the Company’s common stock at $12.55, which shares will vest in four equal annual installments commencing on May 19, 2015. Mr. DosSantos resigned as Chief Financial Officer effective as of June 30, 2016.

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

Outstanding Equity Awards at 2016 Fiscal Year End

The following table presents, for each of the named executive officers, information regarding outstanding equity awards as of December 31, 2016.

Outstanding Equity Awards
		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)
Joseph Mannello (1)	8/31/2016	-	-	-	-	10,000	18,600

(1)	Mr. Mannello was hired as Chief Executive Officer effective September 1, 2016

Stock Vested at 2016 Fiscal Year End

The following table sets forth for each of the named executive officers the restricted stock that vested during 2016. No options were exercised by the named executive officers during 2016.

	Stock Awards
Name (a)	Number of Shares Acquired on Vesting (b)	Value Realized on Vesting ($)(c)
K. Bryce Toussaint (1)(3)	5,000	$5,675
Joseph DosSantos (1)(5)	5,000	$9,350
Dr. Robert C. Ashton, Jr. (4)	-	$-
Peter Levy (2)	-	$-
Joseph Mannello	-	$-

(1)	The dollar amount shown in column (c) above for each of the named executive officers was determined by multiplying the number of shares shown in column (b) by the fair value of the shares on the vesting date.
(2)	Mr. Levy resigned as President on September 7, 2015.
(3)	Mr. Toussaint resigned as Chief Executive Officer on August 31, 2016.
(4)	Mr. Ashton resigned as Chief Medical Officer on January 31, 2016.
(5)	Mr. DosSantos resigned as Chief Financial Officer on June 30, 2016.

Director Compensation

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended December 31, 2016. All compensation paid to our employee directors is included under the summary compensation table above.

Name	Stock Awards(1)	Cash Paid ($)
Dr. Robert J. Hariri	4,386	$10,308
Ren Ren	4,386	10,308
Dr. Louis J. Aronne	4,386	18,554
Christopher Pechock	4,386	30,923
Victor Mandel	1,755	10,719
Bin Zhou	4,386	18,554

(1)	The value of awards and stock options equals the aggregate grant date fair value of awards computed in accordance with ASC 718. The assumptions used in determining the grant date fair value of these awards for their respective years are set forth in Part IV, Item 15, “Notes to Consolidated Financial Statements: Note 10 - Stock Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of March 30, 2017 by:

●	each person known by us at that date to be the beneficial owner of more than 5% of the outstanding shares of our based solely on Schedule 13D/13G filings with the SEC;

●	each of our executive officers and directors at such date; and

●	all of our executive officers and directors at such date, as a group.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them. As of March 30, 2017, there were 5,844,372 shares of our common stock outstanding.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Class
Ren Ren (2) (7)	1,893,182	32.4%
RENS Technology Inc. (2)	1,875,000	32.1%
Joseph Mannello (6)	291,811	5.2%
Dr. Robert J. Hariri (3)	421,000	7.2%
Christopher Pechock (5)	183,886	3.1%
Victor Mandel	62,021	1.1%
Dr. Louis J. Aronne (4)	26,586	0.5%
Bin Zhou	4,386	0.1%
John Nosta	-	-
Directors and officers as a group (8 persons)	2,882,972	49.6%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o MYOS RENS Technology Inc., 45 Horsehill Road, Suite 106, Cedar Knolls, New Jersey 07927.

(2)	Includes 375,000 shares issuable upon a warrant. Mr. Ren has sole voting and investment control over the securities held by RENS Technology Inc.

(3)	Includes 166,000 shares held by Hariri Family Ltd. Partnership and 150,250 shares issuable upon exercise of vested stock options.

(4)	Includes 30,500 shares issuable upon exercise of vested stock options.

(5)	Includes 75,000 shares issuable upon exercise of warrants and 3,000 shares issuable upon exercise of vested stock options.

(6)	Includes 100,001 shares issuable upon exercise of warrants.

(7)	Includes 18,182 shares of common stock previously issued to Mr. Ren following the closing of the first tranche of the Financing for his services to the Company as a member of the Board.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The following is a description of the transactions we have engaged in during the year ended December 31, 2016 and through the date of this Report, with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates.

On August 1, 2015, we entered into a consulting agreement with Muscle Longevity LLC, a company that has the same owner as Ultra Pro Sports, LLC, which was previously a greater than 5% beneficial owner of our common stock. Under the terms of the agreement, Muscle Longevity LLC will provide introductions and referrals to new distribution channels for our products including, but not limited to, health and wellness centers and sports nutrition companies and to conduct industry research and advise us regarding distributors, markets, and sales opportunities for the Company’s products. As compensation for the services, Muscle Longevity LLC was paid a consulting fee of $16,000 per month until the agreement ended on October 1, 2016.

On December 17, 2015, we issued an unsecured promissory note in the principal amount of $575,000 to Gan Ren, the son of Ren Ren, a current director and our largest stockholder. The note bears interest at a rate of 8% per annum and matures one year from the date of issuance. On December 17, 2016 the note and accrued interest of $46,000 was automatically converted into 225,864 shares of common stock at $2.75 per share.

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

On January 6, 2017, the Company commenced an action in the Supreme Court of New York, County of New York, against the Purchaser, the parent company of the Purchaser, and Ren Ren, a principal in both entities and a director of the Company, arising from the Purchaser’s breach of the Purchase Agreement under which the Purchaser agreed to invest an aggregate of $20.25 million in the Company in exchange for an aggregate of 3,537,037 shares of common stock of the Company and warrants to purchase an aggregate of 884,259 shares of common stock. In addition to seeking compensatory, consequential and other damages in the action, the Company asked the Court to preliminarily restrain the Purchaser and its agents and representatives, including, but not limited to, RENS Agriculture and Ren Ren, from selling, transferring, conveying, assigning, hypothecating or encumbering 1,500,000 shares of common stock of the Company and a warrant permitting the purchase of 375,000 share at a price of $7.00 per share that the Purchaser had purchased under the Purchase Agreement and, after the parties had an opportunity to submit opposition and reply papers in connection with the Company’s application, a preliminary injunction prohibiting RENS Technology from selling, transferring, conveying, assigning, hypothecating or encumbering the 1,500,000 shares and warrant during the pendency of the action and an order attaching the stock and warrant to satisfy any judgment entered in favor of the Company.

On January 11, 2017, the Court granted the Company the preliminary restraints that it requested, which prevents RENS Technology, among others, from selling, transferring, conveying, assigning, hypothecating or encumbering the 1,500,000 shares of the Company’s common stock or the aforementioned warrant.  The Court scheduled a hearing on February 14, 2017, at which time the Court heard oral argument on the application for a preliminary injunction and prejudgment attachment of the stock and warrants to satisfy any judgment entered in favor of the Company. Since then, RENS Technology filed a motion to dismiss the complaint which the Company has opposed. No decision has been made by the Court on these two pending applications.

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

From May 17, 2016 to December 31, 2016 and for fiscal year ended December 31, 2016 WithumSmith+Brown, PC, served as our principal accountant. From January 1, 2015 to June 1, 2016 and for the fiscal year ended December 31, 2015, EisnerAmper, LLP, or EisnerAmper, served as our principal accountant.

Audit Fees. Audit fees consist of fees for professional services rendered for the annual audits of our financial statements, quarterly reviews of financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements. Audit fees billed by WithumSmith+Brown, PC for the fiscal year ended December 31, 2016 were approximately $84,000. Audit fees billed by EisnerAmper for the fiscal year ended December 31, 2015 were approximately $104,000.

Audit-Related Fees. Audit-related services consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were no fees billed for audit-related services rendered during the last two fiscal years.

Tax Fees. Tax services consist of fees for the preparation of federal and state tax returns. Tax fees estimated to be billed by WithumSmith+Brown, PC for the fiscal year ended December 31, 2016 were $7,500. Tax fees paid to EisnerAmper in 2016 for the tax return related to the fiscal year ended December 31, 2015 were $9,500.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statements and Schedules

Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by
Exhibit		Reference		Filing
Number	Exhibit Description	Form	Exhibit	Date

3.1	Articles of Incorporation	SB-2	3(a)	6/27/2007
3.2	Amended and Restated Bylaws	8-K	3.1	1/11/2017
3.3	Certificate of Amendment to Articles of Incorporation, dated June 8, 2010	14C	A	6/09/2010
3.4	Articles of Merger, dated May 15, 2012	8-K	3.1	5/21/2012
3.5	Certificate of Change Pursuant to Nevada Revised Statutes 78.209, dated February 4, 2014	8-K	3.1	2/10/2014
3.6	Certificate of Amendment to Articles of Incorporation, dated December 22, 2014	8-K	3.1	12/23/2014
3.7	Certificate of Amendment to the Articles of Incorporation, dated March 8, 2016	8-K	3.1	3/8/2016
3.8	Articles of Merger, dated March 17, 2016	8-K	3.1	3/22/2016
3.9	Certificate of Designation of Series A Preferred Stock	8-K	3.1	2/14/2017
4.1	Form of Series A Warrant	8-K	4.1	1/28/2014
4.2	Form of Series B Warrant	8-K	4.1	1/28/2014
4.3	Form of Series C Warrant	10-K	4.3	3/27/2015
4.4	Form of Series E Warrant	10-K	4.5	3/27/2015
4.5	Form of Warrant Exercise Agreement, dated May 18, 2015	8-K	4.1	5/19/2015
4.6	Form of RENS Warrant	8-K	4.1	12/22/2015
4.7	Rights Agreement dated as of February 14, 2017 between MYOS RENS Technology Inc,. as the Company and Island Stock Transfer, as Rights Agents	8-K	4.1	2/14/2017
10.1	Intellectual Property Purchase Agreement, dated February 25, 2011, by and among the Registrant, Atlas Acquisition Corp. and Peak Wellness, Inc.	8-K	10.1	3/3/2011
10.2	Intellectual Property Assignment Agreement, dated February 25, 2011, by and among Atlas Acquisition Corp. and Peak Wellness, Inc.	8-K	10.6	3/3/2011
10.3^*	Amended Supply Agreement by and between the Company and Deutsches Institut fur Lebensmitteltechnik e.V. - the German Institute for Food Technologies, dated July 18, 2014
10.4	Employment Agreement, dated December 17, 2015, by and between the Company and K. Bryce Toussaint	8-K	10.4	12/22/2015
10.5	Employment Agreement, dated as of May 19, 2014, by and between Joseph C. DosSantos and the Company	8-K	10.1	5/19/2014

10.6*	Employment Offer Letter, dated as of August 30, 2016, by and between Joseph Mannello and the Company
10.7	Form of Advisory Board Agreement	S-1	10.6	8/6/2012
10.8	Commercial Lease, dated August 1, 2012	S-1	10.1	8/6/2012
10.9	First Amendment to Commercial Lease, dated June 6, 2014	8-K	10.1	6/6/2014
10.10	Form of Securities Purchase Agreement, dated January 27, 2014	8-K	4.1	1/28/2014
10.11	Form of Securities Purchase Agreement, dated November 17, 2014	8-K	10.1	11/19/2014
10.13	2012 Equity Incentive Plan, as amended	DEF 14A	4.5	11/16/2011
10.14*	Amendment No. 3 to 2012 Equity Incentive Plan
10.15	Securities Purchase Agreement, dated December 17, 2015, by and between the Company and RENS Technology Inc.	8-K	10.1	12/22/2015
10.16	Exclusive Distribution Agreement, dated December 17, 2015, by and between the Company and RENS Agriculture Science & Technology Co. Ltd.	8-K	10.2	12/22/2015
16.1	Letter from EisnerAmper LLP, dated May 20, 2016	8-K	16.1	5/20/2016
21.1	Subsidiaries of the Registrant	10-K	21.1	3/30/2016
23.1*	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm
23.2*	Consent of WithumSmith+Brown, PC, Independent Registered Public Accounting Firm
31.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith
^	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

Item 16.	Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MYOS RENS Technology Inc.

Date: March 30, 2017	By:	/s/ Joseph Mannello
	Name:	Joseph Mannello
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title(s)	Date

/s/ Dr. Robert J. Hariri	Chairman of the Board	March 30, 2017
Dr. Robert J. Hariri

/s/ Ren Ren	Global Chairman	March 30, 2017
Ren Ren

/s/ Joseph Mannello	Chief Executive Officer and Director (Principal Executive	March 30, 2017
Joseph Mannello	Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Dr. Louis Aronne	Director	March 30, 2017
Dr. Louis Aronne

/s/ Christopher Pechock	Director	March 30, 2017
Christopher Pechock
/s/ Victor Mandel	Director	March 30, 2017
Victor Mandel

/s/ Bin Zhou	Director	March 30, 2017
Bin Zhou

/s/ John Nosta	Director	March 30, 2017
John Nosta

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

MYOS RENS Technology Inc:

We have audited the accompanying consolidated balance sheet of MYOS RENS Technology Inc. as of December 31, 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MYOS RENS Technology Inc. as of December 31, 2016, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the entity has suffered recurring losses from operations, and has an accumulated deficit, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ WithumSmith+Brown, PC

New Brunswick, New Jersey

March 30, 2017

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

MYOS RENS Technology Inc. (Formerly known as MYOS Corporation):

We have audited the accompanying consolidated balance sheet of MYOS RENS Technology Inc. (formerly known as MYOS Corporation) and Subsidiary (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MYOS RENS Technology Inc. and Subsidiary as of December 31, 2015, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper, LLP

Iselin, New Jersey

March 30, 2016

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$1,866	$879
Accounts receivable, net	8	406
Inventories, net	1,862	1,467
Prepaid expenses and other current assets	85	523
Total current assets	3,821	3,275

Fixed assets, net	233	287
Intangible assets, net	1,907	1,780
Total assets	$5,961	$5,342

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$226	$328
Accrued expenses and other current liabilities	417	717
Convertible note	-	575
Term note	-	100
Total current liabilities	643	1,720

Contract liability	-	117
Total liabilities	643	1,837

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value; 500,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 12,000,000 shares authorized at December 31, 2016 and 8,000,000 at December 31, 2015; 5,344,372 and 3,552,873 shares issued and outstanding at December 31, 2016 and 2015, respectively	5	4
Additional paid-in capital	33,099	26,946
Accumulated deficit	(27,786)	(23,445)
Total stockholders' equity	5,318	3,505
Total liabilities and stockholders' equity	$5,961	$5,342

See accompanying Notes to Consolidated Financial Statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2016	2015

Net revenues	$327	$159
Cost of sales (excludes amortization of acquired intangibles)	319	780
Gross profit (loss)	8	(621)
Operating expenses
Selling, marketing and research	846	521
Personnel and benefits	1,548	1,556
Share-based compensation	392	930
General and administrative	1,275	1,224
Amortization of acquired intangibles	210	210
Loss on asset impairment	44	-
Total operating expenses	4,315	4,441
Operating loss	(4,307)	(5,062)

Other income (expense):
Interest income	1	1
Interest expense	(35)	(15)
Total other expense	(34)	(14)
Loss before income taxes	(4,341)	(5,076)

Income tax provision	-	(2)
Net loss	(4,341)	(5,078)
Deemed dividend resulting from warrant modification	-	(225)
Net loss per share attributable to common shareholders:	$(4,341)	$(5,303)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.90)	$(1.64)

Weighted average number of common shares outstanding:
Basic and diluted	4,806	3,240

See accompanying Notes to Consolidated Financial Statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional		Total
	Shares	Amount $.001 par	paid-in capital	Accumulated deficit	stockholders' equity
Balance at January 1, 2015	3,103,300	$3	$25,100	$(18,367)	$6,736
Issuance of common stock under Make-Whole Provisions	193,865	1	(1)		-
Exercise of Series D Warrants, net of issuance costs of $85	190,609	-	916		916
Shares issued to officers	15,000	-	9		9
Shares issued for services	51,099	-	148		148
Forfeiture of shares issued for services	(1,000)	-	-		-
Stock-based compensation expense		-	774		774
Net loss				(5,078)	(5,078)
Balance at December 31, 2015	3,552,873	4	26,946	(23,445)	3,505
Proceeds from issuance of common stock, net	1,500,000	1	5,140		5,141
Shares issued to Board of Directors for services	65,639	0	117		117
Vesting of options	-	-	275		275
Shares issued upon conversion of convertible note	225,860	0	621		621
Net loss				(4,341)	(4,341)
Balance at December 31, 2016	5,344,372	5	33,099	(27,786)	5,318

See accompanying Notes to Consolidated Financial Statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(4,341)	$(5,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	54	53
Amortization	210	210
Change in contract liability	(117)	16
Provision for inventory reserve	107	697
Bad debt expense / (reversal of allowance)	-	(390)
Stock-based compensation	392	931
Impairment charge	44	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	398	966
Increase in inventories	(501)	(350)
Decrease in prepaid expenses and other current assets	437	222
(Increase) decrease in accounts payable and accrued expenses	(356)	471
Net cash used in operating activities	(3,673)	(2,252)

Cash Flows From Investing Activities:
Purchase of capitalized software	(380)	-
Purchases of fixed assets	(1)	(27)
Net cash used in investing activities	(381)	(27)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net	5,141	-
Note borrowings	-	575
Proceeds from exercise of warrants, net	-	916
Borrowings under revolving note	-	400
Repayments of term note	(100)	(300)
Net cash provided by financing activities	5,041	1,591

Net increase (decrease) in cash	987	(688)
Cash at beginning of year	879	1,567
Cash at end of year	$1,866	$879

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$13
Income taxes, net of refunds	$-	$4

Supplemental schedule of non-cash investing and financing activities:
Incremental fair value resulting from warrant modification	$-	$225
Conversion of revolving note to term note	$-	$400
Shares issued under Make-Whole Share provision	$-	$430
Issuance of common stock upon conversion of convertible note	$621	$-

See accompanying Notes to Consolidated Financial Statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

Our commercial focus is to leverage our clinical data to develop multiple products to target the large, but currently underserved, markets focused on muscle health. The sales channels through which we sell our products are evolving. The first product we introduced was MYO-T12, which was sold in the sports nutrition market. MYO T-12 is a proprietary formula containing Fortetropin and other ingredients.  The formula was sold under the brand name MYO T-12 and later as MYO-X through an exclusive distribution agreement with Maximum Human Performance, or MHP. While the exclusive distribution agreement with MHP terminated in March 2015, MHP continues to distribute its remaining MYO-X inventories on popular retailer websites and in specialty retailers principally in the U.S. Sales to MHP for the year ended December 31, 2015 were $57. There were no sales to MHP in 2016 and we do not expect any orders from MHP in 2017.

In February 2014, we expanded our commercial operations into the age management market through a distribution agreement with Cenegenics Product and Lab Services, LLC (“Cenegenics”), under which Cenegenics distributed and promotes a proprietary formulation containing Fortetropin through its age management centers and its community of physicians focused on treating a growing population of patients focused on proactively addressing age-related health and wellness concerns. On November 28, 2014, we entered into a settlement agreement with Cenegenics wherein we agreed to accept $1,900 by April 2016, (i.e., $300 in the fourth quarter of 2014 and $100 per month from January 2015 through April 2016) in full satisfaction of Cenegenics’s outstanding obligations with respect to units of product produced by the Company, including units that had not yet been shipped to Cenegenics at the time of the settlement agreement. In exchange, we agreed to withdraw our October 10, 2014 request for arbitration before the International Chamber of Commerce. During the second quarter of 2015, Cenegenics accepted delivery of the remaining units that we were storing on its behalf. Given the settlement agreement’s extended payment schedule, the Company deferred the revenue and related cost associated with the shipment and recorded the revenue and cost of sales when the related payment was received in 2016. The distribution agreement with Cenegenics expired in December 2016. As of December 31, 2016 we recognized all of the deferred revenue. We do not expect any orders from Cenegenics in 2017.

During the second quarter of 2015 we launched Rē Muscle HealthTM, our own direct-to-consumer portfolio of muscle health bars, meal replacement shakes and daily supplement powders each powered by a full 6.6 gram single serving dose of Fortetropin. Our Rē Muscle Health products are sold through our e-commerce website, remusclehealth.com, and amazon.com.

On March 1, 2017 the Company announced the upcoming launch of Qurr, its Fortetropin®-powered product line formulated to support the vital role of muscle in overall well-being as well as in fitness. The introduction of Qurr's muscle-focused, natural, over-the-counter products will make the Qurr line available through convenient direct online ordering without a prescription. All Qurr products are blended with Fortetropin®, MYOS' proprietary ingredient which has been clinically demonstrated to reduce serum myostatin levels, which helps increase muscle size and lean body mass. MYOS' earlier product formulations featuring Fortetropin® have become part of the daily routine of many athletes and fit-conscious people. Qurr is a line of flavored puddings, powders, and shakes all proven to be safe for daily use.

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

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Strategic Investment Transaction

On December 17, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with RENS Technology Inc. (the “Purchaser”), pursuant to which the Purchaser agreed to invest $20.25 million in the Company (the “Financing”) in exchange for (i) an aggregate of 3,537,037 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”), and (ii) warrants to purchase an aggregate of 884,259 shares of Common Stock (the “Warrants”, and together with the Shares, the “Securities”). The Purchaser would purchase the Securities in three tranches over twenty-four months. In the first tranche, which closed on March 3, 2016, the Purchaser acquired 1,500,000 Shares and 375,000 Warrants (the “Initial Warrant”) for $5.25 million. In the second tranche, which would close within six months of the closing of the first tranche, the Purchaser would acquire 925,926 Shares and 231,481 Warrants (the “Second Warrant”) for $5.0 million. In the third tranche, which was to close within eighteen months of the closing of the second tranche, the Purchaser will acquire 1,111,111 Shares and 277,778 Warrants (the “Third Warrant”) for $10.0 million. Each of the Warrants will be immediately exercisable upon issuance, will expire five years after issuance and will have the following exercise prices: (a) $7.00 per share for the Initial Warrant, (b) $10.80 per share for the Second Warrant and (c) $18.00 per share for the Third Warrant. In addition, the Company agreed: (i) that the Purchaser will have the right to appoint four persons to the Company’s board of directors, subject to adjustment based on the Purchaser’s ownership percentage of the Company; (ii) to provide the Purchaser with a right to participate in 50% (or 100% if shares are to be issued for less than $3.50 per share) of any future financings pursued by the Company within 12 months from the closing of the third tranche of the Financing; and, (iii) until the closing of the third tranche, the Company will not take certain actions, including issuing shares (except for certain permitted issuances) or appointing new officers and directors, without the Purchaser’s consent.

In addition, on December 17, 2015, the Company issued a convertible note in the amount of $575 to Gan Ren, a related party of RENS Agriculture. The convertible note provided short-term funding to the Company prior to the closing of the first tranche of the Financing. On December 17, 2016 the convertible note and accrued interest was converted into 225,860 shares at $2.74 per share. For additional information on the convertible note with Gan Ren refer to “NOTE 6 – Debt – Convertible Note.”

The first tranche of the Financing was completed on March 3, 2016. The Company used the net proceeds from the first tranche of the Financing to fund its working capital, product development and marketing, research and development and other general corporate purposes. On August 19, 2016, the Purchaser notified the Company that it did not intend to fulfill its obligation to fund the second tranche of the Financing, notwithstanding its confirmation to the Company in June 2016 that the Purchaser would provide such funding in accordance with the terms of the Purchase Agreement. The Purchase Agreement provides that in the event that the Purchaser notifies the Company that it does not intend to fund the Second Closing Subscription Amount, the Purchaser is required to take all requisite action to cause the resignation or removal of one of its designees on the Board of Directors of the Company. Pursuant to the terms of the Purchase Agreement, effective August 23, 2016, Guiying Zhao resigned as a director of the Company. In addition, the Purchaser’s Rights terminated, effective August 19, 2016.

On January 6, 2017, the Company commenced an action in the Supreme Court of New York, County of New York, against RENS Technology, Inc., RENS Agriculture Science & Technology Co., Ltd (“RENS Agriculture”), the parent company of RENS Technology, and Ren Ren, a principal in both entities and a director of the Company, arising from RENS Technology’s breach of a Securities Purchase Agreement under which RENS Technology agreed to invest an aggregate of $20.25 million in the Company in exchange for an aggregate of 3,537,037 shares of common stock of the Company and warrants to purchase an aggregate of 884,259 shares of common stock.  In addition to seeking compensatory, consequential and other damages in the action, the Company asked the Court to preliminarily restrain RENS Technology and its agents and representatives, including, but not limited to, RENS Agriculture and Ren Ren, from selling, transferring, conveying, assigning, hypothecating or encumbering 1,500,000 shares of common stock of the Company and a warrant permitting the purchase of 375,000 shares at a price of $7.00 per share that RENS Technology had purchased under the Securities Purchase Agreement and, after the parties had an opportunity to submit opposition and reply papers in connection with the Company’s application, a preliminary injunction prohibiting RENS Technology from selling, transferring, conveying, assigning, hypothecating or encumbering the 1,500,000 shares and warrant during the pendency of the action and an order attaching the stock and warrant to satisfy any judgment entered in favor of the Company.

On January 11, 2017, the Court granted the Company the preliminary restraints that it requested, which prevents RENS Technology, among others, from selling, transferring, conveying, assigning, hypothecating or encumbering the 1,500,000 shares of the Company’s common stock or the aforementioned warrant.  The Court scheduled a hearing on February 14, 2017, at which time the Court heard oral argument on the application for a preliminary injunction and prejudgment attachment of the stock and warrants to satisfy any judgment entered in favor of the Company. Since then, RENS Technology filed a motion to dismiss the complaint which the Company has opposed. No decision has been made by the Court on these two pending applications.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Going Concern

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has suffered recurring losses from operations and incurred a net loss of approximately $4,341,000 for the year ended December 31, 2016. As of the filing date of this Form 10-K, management believes that there may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months, primarily due to the failure of RENS Technology Inc. to fund the required amounts. These facts raise substantial doubt about the Company’s ability to continue as a going concern.

Accordingly, we are evaluating various alternatives, including reducing operating expenses, securing additional financing through debt or equity securities to fund future business activities and other strategic alternatives. There can be no assurance that the Company will be able to generate the level of operating revenues in its business plan, or if additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, our future operating prospects may be adversely affected. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications did not have a material impact on the reported results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

The Company has recorded minimal sales to its distributors during the past ten consecutive quarters, and has only recently launched its QURR portfolio of branded products. Management’s estimates, including evaluation of impairment of long-lived assets and inventory reserves are based in part on forecasted future results. A variety of factors could cause actual results to differ from forecasted results and these differences could have a significant effect on asset carrying amounts.

Cash & Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At December 31, 2016 and 2015, the Company had no cash equivalents.

The Company maintains its bank accounts with high credit quality financial institutions and has never experienced any losses related to these bank accounts. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its financial institutions. The balance at times may exceed federally insured limits.

As part of our ongoing liquidity assessments management evaluates our cash, cash equivalents. The amount of funds held in bank can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities so the Company may have exposure to cash in excess of FDIC insured limits.

Concentrations of Risk, Significant Customers and Significant Supplier

Management regularly reviews accounts receivable, and if necessary, establishes an allowance for doubtful accounts that reflects management’s best estimate of amounts that may not be collectible based on historical collection experience and specific customer information. Expense recognized as a result of an allowance for doubtful accounts is classified under selling, general and administrative expenses in the Consolidated Statements of Operations. Based primarily on collections, during the year ended December 31, 2015, management determined that the Cenegenics’ allowance for doubtful accounts should be reduced to $0. Accordingly, a reduction in bad debt expense of $390 was recorded for the year ended December 31, 2015. There was no such expense recorded in 2016.

At December 31, 2016 and 2015, the Company had the following concentrations of net accounts receivable with customers:

	December 31,	December 31,
	2016	2015
Cenegenics	$-	$400
Direct-to-consumer	8	6
Subtotal	8	406
Allowance for doubtful accounts	-	-
Accounts receivable, net	$8	$406

For the years ended December 31, 2016 and 2015, the Company had the following concentrations of revenues with customers:

	December 31,
	2016	2015
MHP	0%	36%
Cenegenics	50%	0%

Inventories, net

Inventories are valued at the lower of cost or market, with cost determined on a first in, first-out basis. Each quarter the Company evaluates the need for a change in the inventory reserve based on sales and expiration dates of products.

Fixed Assets

Fixed assets are stated at cost and depreciated to their estimated residual value over their estimated useful lives of 3 to 7 years. Leasehold improvements are amortized over the lesser of the asset's useful life or the contractual remaining lease term including expected renewals. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are reversed from the accounts and the resulting gains or losses are included in the Consolidated Statements of Operations.

Depreciation is provided using the straight-line method for all fixed assets.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

We review our fixed assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. If the assets are determined to be unrecoverable, an impairment loss is calculated by determining the difference between the carrying values and the estimated fair value. We did not consider any of our fixed assets to be impaired during the years ended December 31, 2016 and 2015.

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

Based on ten consecutive quarters of minimal revenues combined with changes in the sales channels through which the Company sells its products and an inability to predict future orders, if any, we tested the intellectual property for impairment in the fourth quarter of 2016 and determined that the asset value was recoverable and therefore no impairment was recognized.

We had impairment losses recorded during the years ended December 31, 2016 and 2015 of $44 and $-0-, respectively.

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

Intangible assets also includes patent costs associated with applying for a patent and being issued a patent. Costs to defend a patent and costs to invalidate a competitor’s patent or patent application are expensed as incurred. Upon issuance of the patent, capitalized patent costs are reclassified from intangibles with indefinite lives to intangibles with finite lives and amortized on a straight-line basis over the shorter of the estimated economic life or the initial term of the patent, generally 20 years. During the years ended December 31, 2016 and 2015, the Company recorded impairment losses of $44 and $0, respectively. The impairment losses were related to the write-off of capitalized patent costs due to the unlikelihood of certain patents being issued.

Intangible assets at December 31, 2016 and December 31, 2015 consisted of the following:

	December 31,	December 31,
(In thousand $)	2016	2015
Intangibles with finite lives:
Intellectual property	$2,101	$2,101
Website - qurr.com	380	-
Less: accumulated amortization	(574)	(365)
Total intangibles with finite lives:	1,907	1,736
Intangibles with indefinite lives:
Patent costs	44	44
Less: impairment charge on patent costs	(44)	-
Total intangibles with indefinite lives:	-	44
Total intangible assets, net	$1,907	$1,780

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense for intangible assets is estimated to be $210 in each of the next five years.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

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

Advertising

The Company charges the costs of advertising to selling, general and administrative expenses as incurred. Advertising and promotional costs were $172 and $247 for the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2016, advertising and promotional costs consisted primarily of marketing costs for our Rē Muscle Health products, and for the year ended December 31, 2015, advertising and promotional costs consisted primarily of co-operative advertising fees payable to MHP. Pursuant to the distribution agreement with MHP, which terminated in March 2015, the Company paid MHP for co-operative advertising.

Research and Development

Research and development expenses consist primarily of salaries, benefits, and other related costs, including stock-based compensation, for personnel serving in our research and development functions, and other internal operating expenses, the cost of manufacturing our product for clinical study, the cost of conducting clinical studies and the cost of conducting preclinical and research activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are initially capitalized and are then recognized as an expense as the related goods are consumed or the services are performed. During the years ended December 31, 2016 and 2015, the Company incurred research and development expenses of $-0- and $858 respectively.

Shipping and Handling Costs

The Company records costs for shipping and handling of products to our customers in cost of sales. These expenses were $10 and $10 for the years ended December 31, 2016 and 2015, respectively.

Stock-based Compensation

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

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement. At December 31, 2016 and 2015, the Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and short-term debt. Due to their short-term nature, the carrying amounts of the Company’s financial instruments approximated their fair values.

Basic and Diluted Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potential dilutive securities outstanding had been issued. The Company uses the “treasury stock” method to determine the dilutive effect of common stock equivalents such as options, warrants and restricted stock. For the years ended December 31, 2016 and 2015, the Company incurred a net loss.

Accordingly, the Company’s common stock equivalents were anti-dilutive and excluded from the diluted net loss per share computation. The aggregate number of potentially dilutive common stock equivalents outstanding at December 31, 2016 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 1,449,308, which includes warrants to purchase an aggregate 1,136,878 shares of common stock, options to purchase an aggregate of 300,340 shares of common stock, and unvested restricted stock awards of 53,857 shares of common stock.

The aggregate number of potentially dilutive common stock equivalents outstanding at December 31, 2015 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 1,632,963, which includes up to 193,865 Make-Whole Shares (See NOTE 9 – Warrants), warrants to purchase an aggregate 761,878 shares of common stock, options to purchase an aggregate of 400,545 shares of common stock and unvested restricted stock awards of 18,450 shares of common stock.

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

Interest costs and penalties related to income taxes are classified as interest expense and operating expenses, respectively, in the Company's financial statements. For the years ended December 31, 2016 and 2015, the Company did not recognize any interest or penalty expense related to income taxes. The Company files income tax returns in the U.S. federal jurisdiction and states in which it does business.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2017-04, Simplifying the Test for Goodwill, which accomplishes exactly what its title indicates by eliminating the second step in the current goodwill impairment calculation. Currently there is a two-step process for determining the amount of any goodwill impairment. In Step 1 an entity determines if the carrying value of the reporting unit (for which goodwill has been recorded) exceeds the fair value of the reporting unit. If the calculation in Step 1 indicates that the carrying value of a reporting unit for which goodwill has been recorded exceeds the fair value, the entity would have to determine the implied fair value of the reporting unit’s goodwill.  An impairment would be recorded to the extent that the goodwill carrying value exceeded the implied fair value of goodwill at the reporting date. The amount of any goodwill impairment must take into consideration the effects of income taxes for any tax deductible goodwill. The effective date to adopt the ASU is for fiscal years beginning after December 15, 2019. The ASU is to be applied prospectively.  Early adoption is permitted.  The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2017-04 is not expected to have a significant impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” The amendments in this Update relate to eight specific types of cash receipts and cash payments which current GAAP either is unclear or does not include specific guidance on the cash flow classification issues. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company will adopt the provisions of this ASU for its fiscal year beginning January 1, 2017. The adoption of ASU 2016-15 does not expect to have a significant impact on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606), Narrow Scope Improvements and Practical Expedients.” The amendments in ASU 2016-12 affect only the narrow aspects of Topic 606 that are outlined in ASU 2016-12. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2015-14, which is discussed above. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2016-12 is not expected to have a significant impact on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” The amendments in this Update affect entities with transactions included within the scope of Topic 606. The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2015-14, which is discussed above. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2016-10 is not expected to have a significant impact on its consolidated financial statements.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will continue to primarily depend on its classification as a finance or operating lease. However, unlike current accounting principles generally accepted in the U.S. (“U.S. GAAP”), which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. ASU 2016-02 is effective for us beginning January 1, 2019, with early application permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) ASU 2015-17requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented and is effective for periods beginning after December 15, 2016. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2015-17 does not expect to have a significant impact on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis by us beginning January 1, 2017, with early adoption permitted. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2015-17 is not expected to have a significant impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires all debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt. Prior to the issuance of this standard, debt issuance costs, which are specific incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument (i.e., third party costs), were required to be presented in the balance sheet as a deferred charge (i.e., an asset). Under ASU 2015-03, the presentation of debt issuance costs is consistent with the presentation for a debt discount, (i.e., a direct adjustment to the carrying value of the debt). ASU 2015-03 does not affect the recognition and measurement of debt issuance costs. Accordingly, the amortization of such costs should continue to be calculated using the interest method and be reported as interest expense. ASU 2015-03 is effective for us beginning January 1, 2016.  The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2015-03 does not expect to have an impact on its consolidated financial statements and related disclosures.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The amendments in this update define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. This update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update are effective for us beginning December 31, 2016. Early application is permitted. The Company has evaluated the impact of the updated guidance and has disclosed the impact in the footnotes on its consolidated financial statements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for us beginning January 1, 2018 using one of two prescribed transition methods. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

NOTE 4 – INVENTORIES, NET

Inventories, net at December 31, 2016 and 2015 consisted of the following:

(In thousand $)	December 31, 2016	December 31, 2015
Raw materials	$2,378	$1,997
Work in process	5	1
Finished goods	188	167
	2,571	2,165
Less: inventory reserves	(709)	(698)
Inventories, net	$1,862	$1,467

NOTE 5 – FIXED ASSETS

Fixed assets at December 31, 2016 and 2015 consisted of the following:

(In thousand $)	December 31, 2016	December 31, 2015
Furniture, fixtures and equipment	$116	$116
Computers and software	66	66
Leasehold improvements	239	239
Other	7	7
Total fixed assets	428	428
Less: accumulated depreciation and amortization	(195)	(141)
Net book value of fixed assets	$233	$287

Depreciation and amortization expense was $54 and $53 for the years ended December 31, 2016 and 2015, respectively. Repairs and maintenance costs are expensed as incurred.

NOTE 6 – DEBT

Convertible Note

On December 17, 2015, concurrent with the execution of the Purchase Agreement with RENS Technology Inc., the Company issued an unsecured promissory note in the principal amount of $575 (the “Note”) to Gan Ren, a related party of RENS Agriculture. The Note accrued interest at a rate of 8% per annum and matured on December 17, 2016. On December 17, 2016, the Note and accrued interest of $46 were automatically converted into 225,864 shares of Common Stock at $2.75 per share.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

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

NOTE 7 - PREPAID EXPENSES, ACCRUED EXPENSES, OTHER CURRENT ASSETS AND LIABILITIES

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses and other current assets at December 31, 2016 and 2015 consisted of the following:

(In thousand $)	December 31, 2016	December 31, 2015
Prepaid insurance	$27	$32
Prepaid inventory purchases	1	250
Deferred charges(1)	-	217
Other	57	24
Total prepaid expenses and other current assets	$85	$523

(1)	Deferred charges at December 31,2015 includes $153 related to the cost of inventory shipped to Cenegenics in May 2015 where revenue was deferred until payment of the commensurate sale was received and recognized in 2016 and deferred financing costs of $65 related to the Financing. The Financing cost were reclassified to additional paid-in capital during the first quarter of 2016, upon consummation of the first tranche of the Financing.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of estimated future payments that relate to the current and prior accounting periods. Management reviews these estimates regularly to determine their reasonableness. Accrued expenses and other current liabilities at December 31, 2016 and 2015 consisted of the following:

(In thousand $)	December 31, 2016	December 31, 2015
Advertising and promotional expense payable	$171	$171
Professional fees	88	64
Deferred rent	40	47
Deferred revenue(1)	56	228
Research & development	-	30
Accrued salaries & bonuses	15	151
Consulting fees	47	2
Other accrued expenses	-	24
Total accrued expenses	$417	$717

(1)	Deferred revenue represents revenue to be recognized in the future in connection with inventory shipped. In October 2016 we received a purchase order along with $56 in cash. The sale was deferred as product was shipped in 2017. In May 2015 revenue for a sale to Cenegenics was deferred until the cash was collected in January 2016 and recognized for the shipment made under a settlement agreement with Cenegenics that included extended payment terms.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Note 8 - Stockholders’ Equity

Preferred Stock Rights

Effective February 14, 2017, the Board of Directors declared a dividend of one right for each of the Company’s issued and outstanding shares of common stock, $0.001 par value per share. The dividend was paid to the stockholders of record at the close of business on February 24, 2017. Each Right entitles the registered holder, upon the occurrence of certain events specified in the Rights Agreement to purchase from the Company one one-thousandth of a share of the Company’s Series A Preferred Stock at a price of $7.00, subject to certain adjustments. The description and terms of the Rights are set forth in the Rights Agreement dated as of February 14, between the Company and Island Stock Transfer, as Rights Agent.

Increase in Number of Authorized Shares

On March 8, 2016, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to increase the number of authorized shares of common stock. As a result of the amendment, the number of the Company’s authorized shares of common stock increased from 8,000,000 to 12,000,000.

Issuance of Common Stock

The Company has periodically issued common stock in connection with certain private and public offerings. For the years ended December 31, 2016 and 2015, the Company has received aggregate gross proceeds of $6,251 from these offerings as follows:

(In thousand $)			Gross
Date	Shares		Proceeds
May 18, 2015	190,609	(1)	1,001
November 30, 2015	193,865	(2)	-
March 6, 2016	1,500,000	(3)	5,250
	1,884,474		$6,251

(1)	Shares issued pursuant to Warrant Exercise Agreements with certain holders of the Series D warrants.
(2)	Shares issued pursuant to Make-Whole Shares provision of the November 2014 registered offering.
(3)	Shares issued pursuant to the closing of the first tranche of the Financing with RENS Technology Inc. on March 3, 2016.

Note 9 – Warrants

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

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

On March 3, 2016, the Company completed the first tranche of the Financing, pursuant to which the Purchaser acquired a warrant to purchase 375,000 shares of common stock. The warrant is immediately exercisable upon issuance, will expire five years after issuance and has an exercise price of $7.00 per share. The First Closing Warrant was determined to have an estimated aggregate fair value of $480 at issuance.

The following table summarizes information about outstanding and exercisable warrants at December 31, 2016:

				Shares
				Underlying
			Shares	Warrants
		Number of	Underlying	Outstanding
		Shares	Warrants	and
		Underlying	Exchanged,	Exercisable
		Warrants	Exercised	at		Expiration
		Originally	or	December 31,	Exercise	Term
Description	Grant Date	Granted	Expired	2016	Price	in years
Series A(1)	January 27, 2014	315,676	-	315,676	$15.00	.08
Series B(1)	January 27, 2014	157,846	-	157,846	$45.00	2.07
Series C(2)	November 19, 2014	145,399	(142,957)	2,442	$12.00	3.38
			142,957	142,957	$9.00	3.38
Series D(2)	November 19, 2014	193,865	(193,865)	-	N/A	N/A
Series E(2)	November 19, 2014	145,399	(145,399)	-	N/A	N/A
			142,957	142,957	$9.00	5.38
Rens(3)	March 3, 2016	375,000	-	375,000	$7.00	2.31
		1,333,185	(196,307)	1,136,878

(1)	Issued in connection with the January 27, 2014 private placement transaction.
(2)	Issued in connection with the November 19, 2014 registered-direct public offering, and subsequently revised pursuant to Warrant Exercise Agreements entered into on May 18, 2015.
(3)	Shares issued pursuant to the closing of the first tranche of the Financing with RENS Technology Inc. on March 3, 2016.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

The following table summarizes the activities in warrants for the years ended December 31, 2016 and 2015:

	Shares Underlying Warrants	Average Exercise Price
Balance at December 31, 2014	958,185	$18.35
Warrants exercised	(190,609)	5.25
Warrants expired	(5,698)	12.59
Balance at December 31, 2015	761,878	$18.95
Warrants granted	375,000	2.31
Balance at December 31, 2016	1,136,878	$15.01

The following table summarizes the assumptions used to value the warrants at the issuance date using the Black-Scholes option pricing model:

		Number
		of
		Shares	Stock
	Grant /	Underlying	Price on
	Modification	Warrants	Measurement	Exercise	Expected	Expected	Dividend	Risk Free
Description	Date	Granted	Date	Price	Term	Volatility	Yield	Rate
Series A	1/27/2014	315,676	$7.00	$15.00	3.00	150.00%	0.00%	0.76%
Series B	1/27/2014	157,846	$7.00	$45.00	5.00	150.00%	0.00%	1.61%
Series C	11/19/2014	145,399	$9.37	$12.00	5.50	94.60%	0.00%	1.64%
Repricing Series C	5/18/2015	142,957	$5.95	$9.00	5.00	96.34%	0.00%	1.46%
Series D	11/19/2014	193,865	$9.37	$9.37	0.50	93.44%	0.00%	0.07%
Repricing Series D	5/18/2015	190,609	$5.95	$5.25	0.00	226.56%	0.00%	0.02%
Series E	11/19/2014	145,399	$9.37	$15.00	7.50	94.60%	0.00%	1.64%
Repricing Series E	5/18/2015	142,957	$5.95	$9.00	7.00	96.34%	0.00%	1.87%
Rens Technology	3/3/2016	375,000	$7.00	$7.00	4.00	96.34%	0.00%	1.87%

NOTE 10 - STOCK COMPENSATION

Equity Incentive Plan

The Company increased the number of shares available for issuance under its 2012 Equity Incentive Plan (as amended, the “Plan”) from 550,000 to 850,000 in November 2016, which was approved by the Company’s shareholders in December 2016. The plan provides for the issuance of up to 850,000 shares. The Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. As of December 31, 2016, the remaining shares of common stock available for future issuances of awards was 543,606. The Company granted an aggregate of 30,000 options to purchase restricted common stock to certain directors prior to the adoption of the Plan.

Stock options generally vest and become exercisable with respect to 100% of the common stock subject to such stock option on the third (3rd) anniversary of the date of grant. Any unvested portion of a stock option shall expire upon termination of employment or service of the participant granted the stock option, and the vested portion shall remain exercisable in accordance with the provisions of the Plan.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Stock Options

The following table summarizes stock option activity for the years ended December 31, 2016 and 2015:

			Weighted
		Weighted	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Options	Price	Term (Years)
Balance at December 31, 2014	367,080	$14.68	8.50
Options granted	108,000	12.50
Options cancelled	(38,940)	12.50
Options forfeited	(35,595)	12.03
Balance at December 31, 2015	400,545	$14.56	7.82
Options cancelled	(65,455)	13.14
Options forfeited	(34,750)	12.51
	300,340	$15.09	6.71

The weighted average grant date fair value of stock options granted during 2015 was $5.22. The following table summarizes the assumptions used to value stock options granted in 2015 using a Black-Scholes model:

2015
Risk-free interest rate	1.39%-1.69%
Expected volatility	98%
Weighted average expected volatility	98%
Expected term (years)	5.8-6.3
Expected dividend yield	0%

The risk-free rate is based on the U.S. Treasury rate for a note with a similar term in effect at the time of the grant. The expected volatility is based on the volatility of the Company’s historical stock prices.

At December 31, 2016 and 2015, the exercisable options had no intrinsic value.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

The following table summarizes information about options outstanding and exercisable at December 31, 2016 that were granted under the Plan:

Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
	Options	Remaining		Options	Remaining
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Contractual Life
$7.00	5,000	5.40	$7.00	5,000	5.40
$8.60	22,000	7.19	$8.60	22,000	7.19
$10.00	5,040	6.11	$10.00	5,040	6.11
$11.00	3,000	6.02	$11.00	3,000	6.02
$12.10	30,500	7.35	$12.10	30,500	7.35
$12.50	94,800	7.42	$12.50	53,050	6.94
$13.45	2,000	7.47	$13.45	1,000	7.47
$13.50	12,000	7.49	$13.50	6,000	7.49
$13.75	6,000	7.67	$13.75	6,000	7.67
$17.50	100,000	6.11	$17.50	100,000	6.11
$32.00	15,000	4.54	$32.00	15,000	4.54
$34.50	5,000	4.57	$34.50	5,000	4.57
	300,340			251,590

As of December 31, 2016, 251,590 options have vested and 48,750 options remain unvested. The vesting terms range from zero to 4.5 years and the vested options have a weighted average remaining term of 6.7 years and a weighted average exercise price of $15.09 per share.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Restricted Stock

The following table summarizes restricted stock awards activity for the years ended December 31, 2016 and 2015:

		Weighted
		Average
		Grant Date
	Shares	Share Price
Restricted stock awards unvested at December 31, 2014	22,200	$14.95
Granted	66,099	2.73
Vested	(68,849)	4.91
Forfeited	(1,000)	7.50
Restricted stock awards unvested at December 31, 2015	18,450	$9.09
Granted	70,639	2.08
Vested	(30,232)	5.40
Forfeited	(5,000)	2.27
Restricted stock awards unvested at December 31, 2016	53,857	$2.74

At December 31, 2016, the weighted-average remaining vesting period of unvested restricted stock awards was 2.74 years.

Stock-Based Compensation:

Stock-based compensation was $392 and $931 for the years ended December 31, 2016 and 2015, respectively. Stock-based compensation consists of expenses related to the issuance of stock options and restricted stock.

The aggregate unrecognized compensation expense of stock options and restricted stock at December 31, 2016 was $251, which will be recognized through January 2019.

NOTE 11 - INCOME TAXES

Income tax expense for the years ended December 31, 2016 and 2015 is shown as follows:

	December 31,	December 31,
(In thousand $)	2016	2015
Current provision	$-	$2
Deferred provision	-	-
Total tax provision (benefit)	$-	$2

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

The significant components of the Company's deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows:

	December 31,	December 31,
(In thousand $)	2016	2015
Federal net operating losses	$6,714	$5,335
State net operating losses	635	394
Stock options	1,043	1,043
Federal tax credit	190	110
Amortization	448	478
Depreciation	11	(1)
Contributions	21	13
Other	392	297
Total gross deferred tax assets/(liabilities)	9,454	7,669

Less valuation allowance	(9,454)	(7,669)

Net deferred tax assets/(liabilities)	$-	$-

The net deferred tax asset as of the years ended December 31, 2016 and 2015 remains fully offset by a valuation due to the Company’s history of losses.

The income tax benefit for the year ended December 31, 2016 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before tax benefit as a result of nondeductible expenses, tax credits generated, utilization of net operating loss carryforwards, and increases in the Company’s valuation allowance.

	December 31,	December 31,
(In thousand $)	2016	2015
Federal statutory tax benefit	$(1,568)	$(1,726)
Permanent differences	103	306
State taxes	1	1
Valuation allowance	1,464	1,421
Income tax provision (benefit)	$-	$2

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

At December 31, 2016, the Company had approximately $19.7 million of gross federal net operating loss carry-forwards. At December 31, 2016, the Company had approximately $10.6 million of gross state net operating loss carry-forwards. If not utilized, the federal and state net operating loss carry-forwards will begin to expire in 2027. The utilization of such net operating loss carry-forwards and realization of tax benefits in future years depends predominantly upon having taxable income. The Company also has $190 of federal research and development credits which will begin to expire in 2033 if not utilized.

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

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2015 there were no uncertain positions. The federal and state income tax returns of the Company for 2012, 2013, 2014 and 2015 are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. There was no income tax related interest and penalties included in the income tax provision for 2016 and 2015.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Note 12 – Commitments and Contingencies

Operating Lease

The Company leases its corporate offices under an operating lease. The term of the lease is five years commencing on January 1, 2015 and expiring on December 31, 2019. We have two options to renew our lease for an additional three years each.

At December 31, 2016, the future minimum lease payments under the non-cancellable operating lease in excess of one year is as follows:

(In thousand $)
Years Ended December 31,	Amount
2017	$69
2018	71
2019	72
Total	$212

Rent expense including common area maintenance charges and taxes for the years ended December 31, 2016 and 2015 was $72 and $225, respectively.

Defined Contribution Plan

The Company established a 401(K) Plan (the “401(K) Plan”) for eligible employees of the Company effective April 1, 2014. Generally, all employees of the Company who are at least twenty-one years of age and who have completed three months of service are eligible to participate in the 401(K) Plan. The 401(K) Plan is a defined contribution plan that provides that participants may make salary deferral contributions, of up to the statutory maximum allowed by law (subject to catch-up contributions) in the form of voluntary payroll deductions. The Company’s matching contribution is equal to 100 percent on the first four percent of a participant’s compensation which is deferred as an elective deferral. The Company’s aggregate matching contributions were $26 and $49 for the years ended December 31, 2016 and 2015, respectively.

Supply Agreement

On November 18, 2016, the Company entered into an Amended Supply Agreement with DIL Technologie GmbH (“ DIL ”). Pursuant to the agreement (and so long as the agreement is effective), DIL will manufacture and supply the Company with Fortetropin®, the active ingredient for its products, and the Company will purchase quantities of Fortetropin® from DIL in its discretion. DIL will manufacture the formula exclusively for the Company in perpetuity, and may not manufacture the formula for other entities (but may manufacture it for its own non-commercial research). The Company agreed, commencing January 2017, to pay DIL €10,000 per month for collaborative research. The monthly payments terminate upon the earlier of: (a) the date that the Company orders additional product in accordance with the terms of the agreement and (b) December 31, 2018, and the Company has no further financial obligations to DIL thereafter. The Company also agreed to pay DIL €400,000 in satisfaction of all prior liabilities and obligations under its prior agreements with DIL. The agreement expires on December 31, 2018, and the Company has the unilateral right to renew the agreement for subsequent one-year terms.

Product Liability

As a manufacturer of nutritional supplements that are ingested by consumers, the Company may be subject to various product liability claims. Although we have not had any claims to date, it is possible that future product liability claims could have a material adverse effect on our business or financial condition, results of operations or cash flows. The Company currently maintains products liability insurance of $5 million per-occurrence and a $10 million annual aggregate coverage. At December 31, 2016 and 2015, the Company had not recorded any accruals for product liability claims.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Note 13 – Related Party Transactions

The following is a description of the transactions we have engaged in with our directors, director nominees and officers and beneficial owners of more than five percent of our voting securities and their affiliates:

On August 1, 2015, we entered into a consulting agreement with Muscle Longevity LLC, a company that has the same owner as Ultra Pro Sports, LLC, a then greater than 5% beneficial owner of our common stock. Under the terms of the agreement, Muscle Longevity LLC then agreed to provide introductions and referrals to new distribution channels for our products including, but not limited to, health and wellness centers and sports nutrition companies and to conduct industry research and advise us regarding distributors, markets, and sales opportunities for the Company’s products. As compensation for the services, Muscle Longevity LLC was paid a consulting fee of $16 per month. The agreement was terminated in October 2016.

On December 17, 2015, concurrent with the execution of the Purchase Agreement with RENS Technology Inc., the Company issued an unsecured promissory note in the principal amount of $575 (the “Note”) to Gan Ren, a related party of RENS Agriculture. The Note accrued interest at a rate of 8% per annum and matured (the “Maturity Date”) on December 17, 2016. On the Maturity Date, the Note and accrued interest of $46 were automatically converted into 225,864 shares of Common Stock at $2.75 per share.

On December 17, 2015, we entered into the Purchase Agreement with Rens Technology Inc. (the “Purchaser”), an entity which is controlled by Ren Ren, who is currently a director of the Company and its largest stockholder. For additional information refer to Note 1 – Strategic Investment Transaction. The Board agreed to issue Mr. Ren 18,182 shares of the Company’s common stock upon completion of the first tranche of the Financing for his services to the Company as a member of the Board. (See Note 14 - Legal Proceedings)

Note 14 – legal PROCEEDINGS

On January 6, 2017, the Company commenced an action in the Supreme Court of New York, County of New York, against RENS Technology, Inc. ("the Purchaser"), RENS Agriculture, the parent company of the Purchaser, and Ren Ren, a principal in both entities and a director of the Company, arising from the Purchaser's breach of a Securities Purchase Agreement under which the Purchaser agreed to invest an aggregate of $20.25 million in the Company in exchange for an aggregate of 3,537,037 shares of common stock of the Company and warrants to purchase an aggregate of 884,259 shares of common stock. In addition to seeking compensatory, consequential and other damages in the action, the Company asked the Court to preliminarily restrain the Purchaser and its agents and representatives, including, but not limited to, RENS Agriculture and Ren Ren, from selling, transferring, conveying, assigning, hypothecating or encumbering 1,500,000 shares of common stock of the Company and a warrant permitting the purchase of 375,000 share at a price of $7.00 per share that the Purchaser had purchased under the Securities Purchase Agreement and, after the parties had an opportunity to submit opposition and reply papers in connection with the Company's application, a preliminary injunction prohibiting the Purchaser from selling, transferring, conveying, assigning, hypothecating or encumbering the 1,500,000 shares and warrant during the pendency of the action and an order attaching the stock and warrant to satisfy any judgment entered in favor of the Company.

On January 11, 2017, the Court granted the Company the preliminary restraints that it requested, which prevents RENS Technology, among others, from selling, transferring, conveying, assigning, hypothecating or encumbering the 1,500,000 shares of the Company’s common stock or the aforementioned warrant.  The Court scheduled a hearing on February 14, 2017, at which time the Court heard oral argument on the application for a preliminary injunction and prejudgment attachment of the stock and warrants to satisfy any judgment entered in favor of the Company. Since then, RENS Technology filed a motion to dismiss the complaint which the Company has opposed. No decision has been made by the Court on these two pending applications.

On October 27, 2016, Cutler Holdings, L.L.C. (“Cutler”) filed a complaint in the Superior Court of New Jersey alleging that the Company failed to make certain rental payments. On March 30, 2017, the Company entered into a settlement agreement with Cutler, pursuant to which Cutler released the Company from any liability for the claims asserted in the complaint.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Note 15 – Subsequent Events

Legal Proceedings

On January 6, 2017, the Company commenced an action in the Supreme Court of New York, County of New York, against RENS Technology, Inc. (See Note 14)

Registered Direct Offering

On February 3, 2017, the Company entered into a securities purchase agreement with an institutional investor providing for the issuance and sale by the Company of 500,000  shares of common stock, in a registered direct offering at a purchase price of $4.25 per share, for gross proceeds of $2.125 million. The offering closed on February 8, 2017.

Preferred Stock Purchase Rights

Effective February 14, 2017, the Board of Directors declared a dividend of one right for each of the Company’s issued and outstanding shares of common stock, $0.001 par value per share. The dividend will be paid to the stockholders of record at the close of business on February 24, 2017. Each Right entitles the registered holder, subject to the terms of the Rights Agreement to purchase from the Company one one-thousandth of a share of the Company’s Series A Preferred Stock at a price of $7.00), subject to certain adjustments. The description and terms of the Rights are set forth in the Rights Agreement dated as of February 14, 2017 between the Company and Island Stock Transfer, as Rights Agent.

At-the-Market Offering

On February 21, 2017, the Company entered into a sales Agreement with H.C. Wainwright & Co., LLC which establishes an at-the-market equity program pursuant to which the Company may offer and sell up to $6.0 million of its shares of common stock from time to time through H.C. Wainwright. As of the filing date of this Form 10-K, no shares have been sold under this program.

Settlement of Lawsuit

On March 30, 2017, the Company entered into a settlement agreement with Cutler, pursuant to which Cutler released the Company from any liability for the claims asserted in the complaint. (See Note 14)

