Form 10-Q
period 2017-03-31
MYOS RENS TECHNOLOGY INC.
filed 2017-05-12
CIK 1402479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company
		☐	Emerging growth company

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 12, 2017, the registrant had 5,844,372 shares of common stock outstanding.

MYOS RENS TECHNOLOGY INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash	$2,239	$1,866
Accounts receivable, net	65	8
Inventories, net	1,865	1,862
Prepaid expenses and other current assets	266	85
Total current assets	4,435	3,821
Deferred offering costs	125	-
Fixed assets, net	220	233
Intangible assets, net	1,854	1,907
Total assets	$6,634	$5,961

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$272	$226
Accrued expenses and other current liabilities	194	417
Total current liabilities	466	643

Total liabilities	466	643

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value; 500,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 12,000,000 shares authorized at March 31, 2017 and at December 31, 2016; 5,844,372 and 5,344,372 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	6	5
Additional paid-in capital	35,065	33,099
Accumulated deficit	(28,903)	(27,786)
Total stockholders' equity	6,168	5,318

Total liabilities and stockholders' equity	$6,634	$5,961

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2017	2016

Net revenues	$150	$195
Cost of sales (excludes amortization of acquired intangibles)	135	213
Gross profit (loss)	15	(18)
Operating expenses
Selling, marketing and research	300	161
Personnel and benefits	292	391
Share-based compensation	41	97
General and administrative	451	446
Amortization of acquired intangibles	53	52
Loss on asset impairment	-	44
Total operating expenses	1,137	1,191
Operating loss	(1,122)	(1,209)

Other income (expense)
Other income	5	-
Interest expense	-	(11)
Total other income (expense)	5	(11)

Loss before income taxes	(1,117)	(1,220)

Income tax provision	-	-
Net loss	$(1,117)	$(1,220)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.20)	$(0.31)

Weighted average number of common shares outstanding:
Basic and diluted	5,627,705	3,997,806

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(1,117)	$(1,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13	14
Amortization	53	52
Provision for inventory reserve	-	36
Accretion of contract liability	-	2
Stock-based compensation	41	97
Impairment charge	-	44
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(57)	361
(Increase) decrease in inventories	(3)	40
(Increase) decrease in prepaid expenses	(181)	163
Decrease in deferred revenue	(56)	-
Decrease in accounts payable and accrued expenses	(121)	(292)
Net cash used in operating activities	(1,428)	(703)

Cash Flows From Financing Activities:
Repayment of term note	-	(100)
Deferred offering costs from at the market transaction	(125)	-
Proceeds from registered direct offering of common stock, net of offering costs	1,926	5,141
Net cash provided by financing activities	1,801	5,041

Net increase in cash	373	4,338
Cash at beginning of period	1,866	879
Cash at end of period	$2,239	$5,217

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND LIQUIDITY

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures required by U.S. GAAP for complete consolidated financial statements have been condensed or omitted herein. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017. The unaudited interim condensed consolidated financial statements presented herein reflect all normal adjustments that are, in the opinion of management, necessary for a fair presentation of the statement of the financial position, results of operations and cash flows for the periods presented. The Company is responsible for the unaudited interim condensed consolidated financial statements included in this report. The results of any interim period are not necessarily indicative of the results for the full year.

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

During the second quarter of 2015 we launched Rē Muscle HealthTM, our own direct-to-consumer portfolio of muscle health bars, meal replacement shakes and daily supplement powders each powered by a full 6.6 gram single serving dose of Fortetropin. Our Rē Muscle Health products were sold through our e-commerce website, remusclehealth.com, and amazon.com. As of March 2017 the Company is no longer selling these products.

In March 2017 the Company launched Qurr, its Fortetropin®-powered product line formulated to support the vital role of muscle in overall well-being as well as in fitness. The introduction of Qurr's muscle-focused, natural, over-the-counter products will make the Qurr line available through convenient direct online ordering without a prescription. All Qurr products are blended with Fortetropin®, MYOS' proprietary ingredient which has been clinically demonstrated to reduce serum myostatin levels, which helps increase muscle size and lean body mass. MYOS' earlier product formulations featuring Fortetropin® have become part of the daily routine of many athletes and fit-conscious people. Qurr is a line of flavored puddings, powders, and shakes all proven to be safe for daily use.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

March 31, 2017

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

On April 11, 2017, the Court denied the Company’s application for a prejudgment attachment of the 1,500,000 shares of common stock and warrant and a preliminary injunction in aid of the attachment to prevent a sale, transfer, or hypothecation of those shares and warrant, and vacating the preliminary restraints which it had previously entered. However, the Court noted that the Company had demonstrated a likelihood of success on the merits of the breach of contract claim. An application by RENS Technology to dismiss the complaint and various pre-trial discovery applications by both parties are currently set for oral argument on May 23, 2017.

Going Concern and Liquidity

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has suffered recurring losses from operations and incurred a net loss of approximately $1,117   for the three months ended March 31, 2017 and $4,341 for the year ended December 31, 2016.

As of March 31, 2017 the Company had cash of $2,239 and working capital of $3,969 (current assets of $4,435 less current liabilities of $466). For the three months ended March 31, 2017 and 2016 our net loss was $1,117 and $1,220, respectively. For the three months ended March 31, 2017 and 2016 net cash used in operating activities was $1,428 and $703 respectively.

As of the filing date of this Form 10-Q, management believes that there may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months, primarily due to the failure of RENS Technology Inc. to fund the required amounts. (See Note 13 – Legal Proceedings) These facts raise substantial doubt about the Company’s ability to continue as a going concern.

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

At-the-Market Offering

On February 21, 2017, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC which established an at-the-market equity program pursuant to which the Company may offer and sell up to $6.0 million of its shares of common stock from time to time through H.C. Wainwright. The Company incurred $125 of deferred offering costs in connection with this program which it has recorded as a long term other asset on the accompanying balance sheet. As of the filing date of this Form 10-Q, no shares have been sold under this program.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

The Company has recorded minimal sales to its distributors during the past eleven consecutive quarters, and has only recently launched its QURR portfolio of branded products. Management’s estimates, including evaluation of impairment of long-lived assets and inventory reserves are based in part on forecasted future results. A variety of factors could cause actual results to differ from forecasted results and these differences could have a significant effect on asset carrying amounts.

Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At March 31, 2017 and December 31, 2016 the Company had no cash equivalents.

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

March 31, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

As part of our ongoing liquidity assessments management evaluates our cash. The amount of funds held in bank can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities so the Company may have exposure to cash in excess of FDIC insured limits.

Inventories, net

Inventories are valued at the lower of cost or market, with cost determined on a first in, first-out basis. Each quarter the Company evaluates the need for a change in the inventory reserve based on sales and expiration dates of products.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering not be completed, deferred offering costs are charged to operations during the period in accordance with SEC guidance. Deferred offering costs as of March 31, 2017 were $125 relating to legal and accounting fees for the at the market transaction.

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

We review our fixed assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. If the assets are determined to be unrecoverable, an impairment loss is calculated by determining the difference between the carrying values and the estimated fair value. We did not consider any of our fixed assets to be impaired during the three months ended March 31, 2017 and 2016.

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

Based on eleven consecutive quarters of minimal revenues combined with changes in the sales channels through which the Company sells its products and an inability to predict future orders, if any, we tested the intellectual property for impairment in the fourth quarter of 2016 and determined that the asset value was recoverable and therefore no impairment was recognized.

In July 2014, the Company acquired the United States patent application for the manufacture of Fortetropin from Deutsches Institut fur Lebensmitteltechnik e.V. - the German Institute for Food Technologies (“DIL”). The cost of the patent application, which was capitalized as an intangible asset, was determined to be $101, based on the present value of the minimum guaranteed royalty payable to DIL using a discount rate of 10%. The intangible asset is being amortized over an estimated useful life of ten (10) years. The remaining contingent royalty payments will be recorded as the contingency is resolved and the royalty becomes payable under the arrangement. For additional information on the amended supply agreement with DIL refer to “NOTE 11 – Commitments and Contingencies - Supply Agreement.”

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

March 31, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

During the year ended December 31, 2016 the Company recorded an impairment loss of $44. The impairment loss was related to the write-off of capitalized patent costs due to the unlikelihood of certain patents being issued.

Intangible assets at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31,	December 31,
(In thousand $)	2017	2016
Intangibles with finite lives:
Intellectual property	$2,101	$2,101
Website - qurr.com	380	380
Less: accumulated amortization	(627)	(574)
Total intangible assets, net	$1,854	$1,907

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense for intangible assets is estimated to be $215 for the remaining nine months in 2017 and approximately $280 in each of the next five years.

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

March 31, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Advertising

The Company charges the costs of advertising to selling, marketing and research expenses as incurred. Advertising and promotional costs were $32 and $118 for the three months ended March 31, 2017 and 2016, respectively.

Research and Development

Research and development expenses consist primarily of salaries, benefits, and other related costs, including stock-based compensation, for personnel serving in our research and development functions, and other internal operating expenses, the cost of manufacturing our product for clinical study, the cost of conducting clinical studies and the cost of conducting preclinical and research activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are initially capitalized and are then recognized as an expense as the related goods are consumed or the services are performed. There was no research and development expense for the three months ended March 31, 2017 and 2016.

Shipping and Handling Costs

The Company records costs for shipping and handling of products to our customers in cost of sales. These expenses were $5 and $8 for the three months ended March 31, 2017 and 2016.

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

March 31, 2017

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

A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement. At March 31, 2017 and December 31, 2016 the Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and short-term debt. Due to their short-term nature, the carrying amounts of the Company’s financial instruments approximated their fair values.

Basic and Diluted Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potential dilutive securities outstanding had been issued. The Company uses the “treasury stock” method to determine the dilutive effect of common stock equivalents such as options, warrants and restricted stock. For the three months ended March 31, 2017 and 2016, the Company incurred a net loss. Accordingly, the potential dilutive securities were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been antidilutive. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

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

Interest costs and penalties related to income taxes are classified as interest expense and operating expenses, respectively, in the Company's financial statements. For the three months ended March 31, 2017 and 2016, the Company did not recognize any interest or penalty expense related to income taxes. The Company files income tax returns in the U.S. federal jurisdiction and states in which it does business.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” The amendments in this Update relate to eight specific types of cash receipts and cash payments which current GAAP either is unclear or does not include specific guidance on the cash flow classification issues. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company has adopted the provisions of this ASU for its fiscal year beginning January 1, 2018. The adoption of ASU 2016-15 did not have a significant impact on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606), Narrow Scope Improvements and Practical Expedients.” The amendments in ASU 2016-12 affect only the narrow aspects of Topic 606 that are outlined in ASU 2016-12 and are effective for annual reporting periods beginning after December 31, 2017, including interim reporting periods within that reporting period. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2016-12 is not expected to have a significant impact on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” The amendments in this Update affect entities with transactions included within the scope of Topic 606. The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2016-10 is not expected to have a significant impact on its consolidated financial statements. The effective date to adopt the ASU is for fiscal years beginning after December 15, 2017.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee share-Based Payment Accounting (ASU 2016-09”). ASU 2016-09 provides guidance designed to simplify several aspects of the accounting for share-based payment transactions, including guidance relating to accounting for income taxes with respect to share-based payment awards; providing generally that excess tax benefits related to share-based awards should be recorded as a reduction to income tax expense (currently, excess tax benefits generally are recorded to additional-paid-in-capital); providing generally that excess tax benefits related to share-based awards should be classified along with other income tax cash flows as an operating activity (currently, excess tax benefits generally are separated from other income tax cash flows and classified as a financing activity); providing that an entity may make an accounting policy election either to base compensation cost accruals on the number of awards expected to vest (as required by current guidance) or to account for forfeitures when they occur; modifying the current exception to liability classification such that partial cash settlement of an award for tax withholding purposes would not result, by itself, in liability classification of the award if the amount withheld does not exceed the maximum statutory tax rate in the employees' applicable jurisdictions (currently, an award cannot qualify for equity classification, rather than liability classification, if the amount withheld exceeds the minimum statutory withholding requirements); and providing that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity on the statement of cash flows (currently there is no authoritative guidance addressing this classification issue). The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Depending on the particular issue addressed by the guidance, application of the guidance will be made prospectively, retrospectively or subject to a retrospective transition method. The adoption of ASU 2016-09 did not have a significant impact on the consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will continue to primarily depend on its classification as a finance or operating lease. However, unlike current accounting principles generally accepted in the U.S. (“U.S. GAAP”), which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. ASU 2016-02 is effective beginning January 1, 2019, with early application permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented and was effective for periods beginning after December 15, 2016. The adoption of ASU 2015-17 did not have a significant impact on the consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis by us beginning January 1, 2017, with early adoption permitted. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2015-17 did not have a significant impact on the consolidated financial statements.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires all debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt. Prior to the issuance of this standard, debt issuance costs, which are specific incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument (i.e., third party costs), were required to be presented in the balance sheet as a deferred charge (i.e., an asset). Under ASU 2015-03, the presentation of debt issuance costs is consistent with the presentation for a debt discount, (i.e., a direct adjustment to the carrying value of the debt). ASU 2015-03 does not affect the recognition and measurement of debt issuance costs. Accordingly, the amortization of such costs should continue to be calculated using the interest method and be reported as interest expense. ASU 2015-03 is effective for us beginning January 1, 2016.  The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2015-03 does not have an impact on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The amendments in this update define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. This update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update are effective for us beginning December 31, 2016. The Company has evaluated the impact of the updated guidance and has disclosed the impact in the footnotes on its consolidated financial statements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for us beginning January 1, 2018 using one of two prescribed transition methods. We have evaluated the effect that the updated standard will have on our consolidated financial statements and related disclosure and the Company does not expect the adoption to have a significant impact on its consolidated financial statements.

NOTE 4 – INVENTORIES, NET

Inventories, net at March 31, 2017 and December 31, 2016 consisted of the following:

(In thousand $)	March 31, 2017	December 31, 2016
Raw materials	$2,299	$2,378
Work in process	43	5
Finished goods	232	188
	2,574	2,571
Less: inventory reserves	(709)	(709)
Inventories, net	$1,865	$1,862

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 5 – FIXED ASSETS

Fixed assets at March 31, 2017 and December 31, 2016 consisted of the following:

(In thousand $)	March 31, 2017	December 31, 2016
Furniture, fixtures and equipment	$116	$116
Computers and software	66	66
Leasehold improvements	239	239
Other	7	7
Total fixed assets	428	428
Less: accumulated depreciation	(208)	(195)
Net book value of fixed assets	$220	$233

Depreciation expense was $13 and $14 for the three months ended March 31, 2017 and 2016, respectively. Repairs and maintenance costs are expensed as incurred.

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

Term Note

On September 10, 2015, the Company converted its outstanding revolving note with City National Bank, which had a termination date of August 31, 2015, into a term note (the “Term Note”). The Term Note provided that the then outstanding balance of $400 shall be payable along with interest thereon on the last day of each month in four (4) consecutive installments of $100. At December 31, 2015, the balance under the Term Note was $100, which was subsequently paid in full January 7, 2016.

NOTE 7 – PREPAID EXPENSES, ACCRUED EXPENSES, OTHER CURRENT ASSETS AND LIABILITIES

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses and other current assets at March 31, 2017 and December 31, 2016 consisted of the following:

(In thousand $)	March 31, 2017	December 31, 2016
Prepaid insurance	$54	$27
Prepaid inventory purchases	32	1
Prepaid consulting	55	50
Other	125	7
Total prepaid expenses and other current assets	$266	$85

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of estimated future payments that relate to the current and prior accounting periods. Management reviews these estimates regularly to determine their reasonableness. Accrued expenses and other current liabilities at March 31, 2017 and December 31, 2016 consisted of the following:

(In thousand $)	March 31, 2017	December 31, 2016
Advertising and promotional expense payable	$171	$171
Professional fees	-	88
Deferred rent	23	40
Deferred revenue(1)	-	56
Other accrued expenses	-	62
Total accrued expenses	$194	$417

(1)	Deferred revenue represents revenue in connection with a purchase order received in October 2016 for a $115 sale along with $56 in cash. The sale was deferred as of December 31, 2016. The order was shipped in January 2017 and received by the purchaser in March 2017. The revenue was recognized and a receivable for the $59 remaining was recorded.

Note 8 – Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2017 were as follows:

(In thousand $)			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2016	5,344,372	$5	$33,099	$(27,786)	$5,318
Net proceeds from sale of common stock	500,000	1	1,925	-	1,926
Stock-based compensation expense	-	-	41	-	41
Net loss	-	-	-	(1,117)	(1,117)
Balance at March 31, 2017	5,844,372	$6	$35,065	$(28,903)	$6,168

Registered Direct Offering

On February 3, 2017, the Company entered into a securities purchase agreement with an institutional investor providing for the issuance and sale by the Company of 500,000 shares of common stock, in a registered direct offering at a purchase price of $4.25 per share, for gross proceeds of $2,125. The offering closed on February 8, 2017. Offering costs of $200 were recognized as an offset to additional paid in capital.

Preferred Stock Purchase Rights

Effective February 14, 2017, the Board of Directors declared one Right for each of the Company’s issued and outstanding shares of common stock. The Rights were granted to the stockholders of record at the close of business on February 24, 2017. Each Right entitles the registered holder, upon the occurrence of certain events specified in the Rights Agreement to purchase from the Company one one-thousandth of a share of the Company’s Series A Preferred Stock at a price of $7.00), subject to certain adjustments.

The Rights are not exercisable until the occurrence of certain events, including a person acquiring or obtaining the right to acquire beneficial ownership of 10% or more of the Company’s outstanding common stock. The Rights are evidenced by certificates for the common stock and automatically transfer with the common stock unless they become exercisable. If the Rights become exercisable, separate certificates evidencing the Rights will be distributed to each holder of common stock. Holders of the preferred stock will be entitled to certain dividend, liquidation and voting rights. The rights are redeemable by us at a fixed price as determined by the Board, after certain defined events. As of March 31, 2017, the Rights have no dilutive effect on the earnings per common share calculation and no shares of preferred stock have been issued. The Company has determined these rights have de minimis fair value. The description and terms of the Rights are set forth in the Rights Agreement dated as of February 14, 2017 between the Company and Island Stock Transfer, as Rights Agent.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Issuance of Common Stock

The Company has periodically issued common stock in connection with certain private and public offerings. For the three months ended March 31, 2017 and March 31, 2016, the Company has received aggregate gross proceeds of $7,375 from these offerings as follows:

(In thousand $)			Gross
Date	Shares		Proceeds
March 6, 2016	1,500,000	(1)	$5,250
February 8, 2017	500,000	(2)	2,125
	2,000,000		$7,375

(1)	Shares issued pursuant to the closing of the first tranche of the Financing with RENS Technology Inc.
(2)	Shares issued pursuant to a registered direct offering with an institutional investor.

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

The following table summarizes information about outstanding and exercisable warrants at March 31, 2017:

			Shares
		Number of	Underlying	Shares
		Shares	Warrants	Underlying
		Underlying	Exchanged,	Warrants
		Warrants	Exercised	Outstanding		Expiration
		Originally	or	and	Exercise	Term
Description	Grant Date	Granted	Expired	Exercisable	Price	in years
Series A(1)	January 27, 2014	315,676	(315,676)	-	N/A	N/A
Series B(1)	January 27, 2014	157,846	-	157,846	$45.00	2.07
Series C(2)	November 19, 2014	145,399	(142,957)	2,442	$12.00	3.38
			142,957	142,957	$9.00	3.38
Series D(2)	November 19, 2014	193,865	(193,865)	-	N/A	N/A
Series E(2)	November 19, 2014	145,399	(145,399)	-	N/A	N/A
			142,957	142,957	$9.00	5.38
Rens(3)	March 3, 2016	375,000	-	375,000	$7.00	2.31
		1,333,185	(511,983)	821,202

(1)	Issued in connection with the January 27, 2014 private placement transaction.
(2)	Issued in connection with the November 19, 2014 registered-direct public offering, and subsequently revised pursuant to Warrant Exercise Agreements entered into on May 18, 2015.
(3)	Shares issued pursuant to the closing of the first tranche of the Financing with RENS Technology Inc.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

The following table summarizes the activities in warrants for the three months ended March 31, 2017:

	Shares Underlying Warrants	Average Exercise Price
Balance at December 31, 2016	1,136,878	$15.01
Warrants expired	(315,676)	15.00
Balance at March 31, 2017	821,202	$15.02

The following table summarizes the assumptions used to value the warrants at the issuance date using the Black-Scholes option pricing model:

		Number of
		Shares	Stock
	Grant /	Underlying	Price on
	Modification	Warrants	Measurement	Exercise	Expected	Expected	Dividend	Risk Free
Description	Date	Granted	Date	Price	Term	Volatility	Yield	Rate
Series B	1/27/2014	157,846	$7.00	$45.00	5.00	150.00%	0.00%	1.61%
Series C	11/19/2014	145,399	$9.37	$12.00	5.50	94.60%	0.00%	1.64%
Repricing Series C	5/18/2015	142,957	$5.95	$9.00	5.00	96.34%	0.00%	1.46%
Series D	11/19/2014	193,865	$9.37	$9.37	0.50	93.44%	0.00%	0.07%
Repricing Series D	5/18/2015	190,609	$5.95	$5.25	0.00	226.56%	0.00%	0.02%
Series E	11/19/2014	145,399	$9.37	$15.00	7.50	94.60%	0.00%	1.64%
Repricing Series E	5/18/2015	142,957	$5.95	$9.00	7.00	96.34%	0.00%	1.87%
Rens Technology	3/3/2016	375,000	$7.00	$7.00	4.00	96.34%	0.00%	1.87%

NOTE 10 – STOCK COMPENSATION

Equity Incentive Plan

The Company increased the number of shares available for issuance under its 2012 Equity Incentive Plan (as amended, the “Plan”) from 550,000 to 850,000 in November 2016, which was approved by the Company’s shareholders in December 2016. The Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. As of March 31, 2017, the remaining shares of common stock available for future issuances of awards was 549,660. The Company granted an aggregate of 30,000 options to purchase restricted common stock to certain directors prior to the adoption of the Plan. Stock options generally vest and become exercisable with respect to 100% of the common stock subject to such stock option on the third (3rd) anniversary of the date of grant. Any unvested portion of a stock option shall expire upon termination of employment or service of the participant granted the stock option, and the vested portion shall remain exercisable in accordance with the provisions of the Plan.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2017:

Weighted
		Weighted	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Options	Price	Term (Years)
Balance at December 31, 2016	300,340	$15.09	6.71
Options granted	-
Options cancelled	-
Options forfeited	-
Balance at March 31, 2017	300,340	$15.09	6.46

At March 31, 2017 and December 31, 2016, the exercisable options had no intrinsic value.

The following table summarizes information about options outstanding and exercisable at March 31, 2017 that were granted under the Plan:

Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Exercise	Options	Remaining	Exercise	Options	Remaining
Price	Outstanding	Contractual Life	Price	Exercisable	Contractual Life
$7.00	5,000	5.40	$7.00	5,000	5.40
$8.60	22,000	7.19	$8.60	22,000	7.19
$10.00	5,040	6.11	$10.00	5,040	6.11
$11.00	3,000	6.02	$11.00	3,000	6.02
$12.10	30,500	7.35	$12.10	30,500	7.35
$12.50	94,800	7.42	$12.50	53,050	6.94
$13.45	2,000	7.47	$13.45	1,000	7.47
$13.50	12,000	7.49	$13.50	6,000	7.49
$13.75	6,000	7.67	$13.75	6,000	7.67
$17.50	100,000	6.11	$17.50	100,000	6.11
$32.00	15,000	4.54	$32.00	15,000	4.54
$34.50	5,000	4.57	$34.50	5,000	4.57
	300,340			251,590

As of March 31, 2017, 251,590 options have vested and 48,750 options remain unvested. The vesting terms range from zero to 4.5 years and the vested options have a weighted average remaining term of 6.46 years and a weighted average exercise price of $15.09 per share.

Restricted Stock

The following table summarizes restricted stock awards activity for the three months ended March 31, 2017:

		Weighted
		Average
		Grant Date
	Shares	Share Price
Restricted stock awards unvested at December 31, 2016	53,857	$2.74
Granted	-
Vested	32,457	2.35
Forfeited	-
Restricted stock awards unvested at March 31, 2017	21,140	$2.75

At March 31, 2017 weighted-average remaining vesting period of unvested restricted stock awards was 2.53 years.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Stock-Based Compensation:

Stock-based compensation was $41 and $97 for the three months ended March 31, 2017 and 2016, respectively. Stock-based compensation consists of expenses related to the issuance of stock options and restricted stock.

The aggregate unrecognized compensation expense of stock options and restricted stock at March 31, 2017 was $210, which will be recognized through January 2019.

Note 11 – Commitments and Contingencies

Supply Agreement

On November 18, 2016, the Company entered into an Amended Supply Agreement with DIL Technologie GmbH (“ DIL ”). Pursuant to the agreement (and so long as the agreement is effective), DIL will manufacture and supply the Company with Fortetropin®, the active ingredient for its products, and the Company will purchase quantities of Fortetropin® from DIL in its discretion. DIL will manufacture the formula exclusively for the Company in perpetuity, and may not manufacture the formula for other entities (but may manufacture it for its own non-commercial research). The Company agreed, commencing January 2017, to pay DIL €10,000 (approximately $11,000) per month for collaborative research. The monthly payments terminate upon the earlier of: (a) the date that the Company orders additional product in accordance with the terms of the agreement and (b) December 31, 2018, and the Company has no further financial obligations to DIL thereafter. The Company also agreed to pay DIL €400,000 (approximately $525,000 as of [March 31, 2017]) in satisfaction of all prior liabilities and obligations under its prior agreements with DIL. The agreement expires on December 31, 2018, and the Company has the unilateral right to renew the agreement for subsequent one-year terms. At March 31, 2017, the future minimum payments under the supply agreement were as follows:

(In thousand $)
Years Ended December 31,	Amount
2017 (remaining nine months)	$99
2018	132
Total	$221

Operating Lease

The Company leases its corporate offices under an operating lease. The term of the lease is five years commencing on January 1, 2015 and expiring on December 31, 2019. We have two options to renew our lease for an additional three years each. At March 31, 2017, the future minimum lease payments under the non-cancellable operating lease in excess of one year is as follows:

(In thousand $)
Years Ended December 31,	Amount
2017 (remaining nine months)	$48
2018	71
2019	72
Total	$191

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Rent expense including common area maintenance charges and taxes for the three months ended March 31, 2017 and 2016 was $21 and $76, respectively.

Defined Contribution Plan

The Company established a 401(K) Plan (the “401(K) Plan”) for eligible employees of the Company effective April 1, 2014. Generally, all employees of the Company who are at least twenty-one years of age and who have completed three months of service are eligible to participate in the 401(K) Plan. The 401(K) Plan is a defined contribution plan that provides that participants may make salary deferral contributions, of up to the statutory maximum allowed by law (subject to catch-up contributions) in the form of voluntary payroll deductions. The Company’s matching contribution is equal to 100 percent on the first four percent of a participant’s compensation which is deferred as an elective deferral. The Company’s aggregate matching contributions were $5 and $7 for the three months ended March 31, 2017 and 2016, respectively.

Product Liability

As a manufacturer of nutritional supplements that are ingested by consumers, the Company may be subject to various product liability claims. Although we have not had any claims to date, it is possible that future product liability claims could have a material adverse effect on our business or financial condition, results of operations or cash flows. The Company currently maintains product liability insurance of $5 million per-occurrence and a $10 million annual aggregate coverage. At March 31, 2017 and December 31, 2016, the Company had not recorded any accruals for product liability claims.

Note 12 – Related Party Transactions

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

On December 17, 2015, we entered into the Purchase Agreement with Rens Technology Inc. (the “Purchaser”), an entity which is controlled by Ren Ren, who is currently a director of the Company and its largest stockholder. For additional information refer to Note 1 – Strategic Investment Transaction. The Board agreed to issue Mr. Ren 18,182 shares of the Company’s common stock upon completion of the first tranche of the Financing for his services to the Company as a member of the Board. (See Note 13 - Legal Proceedings)

In the first quarter of 2017, we recorded a sale of $116 for product shipped to RENS Agriculture and set up a receivable for $59 for the amount due upon receipt of the product.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Note 13 – legal PROCEEDINGS

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

On April 11, 2017, the Court denied the Company’s application for a prejudgment attachment of the 1,500,000 shares of common stock and warrant and a preliminary injunction in aid of the attachment to prevent a sale, transfer, or hypothecation of those shares and warrant, and vacating the preliminary restraints which it had previously entered. However, the Court noted that the Company had demonstrated a likelihood of success on the merits of the breach of contract claim. An application by RENS Technology to dismiss the complaint and various pre-trial discovery applications by both parties are currently set for oral argument on May 23, 2017.

On October 27, 2016, Cutler Holdings, L.L.C. (“Cutler”) filed a complaint in the Superior Court of New Jersey alleging that the Company failed to make certain rental payments. On March 30, 2017, the Company entered into a settlement agreement with Cutler, pursuant to which Cutler released the Company from any liability for the claims asserted in the complaint.

Note 14 – Subsequent Events

In April 2017 the Company entered into an agreement with the College of Veterinary Medicine at Kansas State University to study the impact of Fortetropin on reducing muscle atrophy in dogs after ligament tear repair surgery. The study is expected to cost $32, begin in the second quarter of 2017 and be completed by the second quarter of 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We are an emerging bionutrition and biotherapeutics company focused on the discovery, development and commercialization of nutritional supplements, functional foods, therapeutic products and other technologies aimed at maintaining or improving the health and performance of muscle tissue. Our initial core ingredient is Fortetropin, a natural, reversible, temporary myostatin reducing agent. Our plan of action is to: (i) create a sales platform through marketing products containing our proprietary ingredient Fortetropin in established, growing, and new markets and strategic selection of partnerships and collaborations to maximize near-term and future revenues, (ii) deepen the scientific understanding of the activity of Fortetropin, specifically as a natural, reversible, temporary reducer of the regulatory protein myostatin, and to leverage this knowledge to strengthen and build our intellectual property, (iii) conduct research and development activities to evaluate myostatin modulation in a range of both wellness and disease states, (iv) identify other products and technologies which may broaden our portfolio and define a business development strategy to protect, enhance and accelerate the growth of our products, (v) reduce the cost of manufacturing through process improvement, and (vi) identify contract manufacturing resources that can fully meet our future growth requirements. We believe that myostatin regulation represents a rational entry point for our drug discovery efforts and are evaluating therapeutic targets in this area.

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

In February 2014, we expanded our commercial operations into the age management market through a distribution agreement with Cenegenics Product and Lab Services, LLC (“Cenegenics”), under which Cenegenics distributed and promoted a proprietary formulation containing Fortetropin through its age management centers and its community of physicians focused on treating a growing population of patients focused on proactively addressing age-related health and wellness concerns. On November 28, 2014, we entered into a settlement agreement with Cenegenics wherein we agreed to accept $1,900 by April 2016, (i.e., $300 in the fourth quarter of 2014 and $100 per month from January 2015 through April 2016) in full satisfaction of Cenegenics’ outstanding obligations with respect to units of product produced by the Company, including units that had not yet been shipped to Cenegenics at the time of the settlement agreement. In exchange, we agreed to withdraw our October 10, 2014 request for arbitration before the International Chamber of Commerce. During the second quarter of 2015, Cenegenics accepted delivery of the remaining units that we were storing on its behalf. Given the settlement agreement’s extended payment schedule, the Company deferred the revenue and related cost associated with the shipment and recorded the revenue and cost of sales when the related payment was received in 2016. The distribution agreement with Cenegenics expired in December 2016. As of December 31, 2016 we recognized all of the deferred revenue. We do not expect any orders from Cenegenics in 2017.

During the second quarter of 2015 we launched Rē Muscle HealthTM, our own direct-to-consumer portfolio of muscle health bars, meal replacement shakes and daily supplement powders each powered by a full 6.6 gram single serving dose of Fortetropin. Our Rē Muscle Health products were previously sold through our e-commerce website, remusclehealth.com, and amazon.com. As of March 2017 the Company is no longer selling these products.

In March 2017 the Company launched its Fortetropin®-powered product line formulated to support the vital role of muscle in overall well-being as well as in fitness. Qurr is a line of flavored puddings, powders, and shakes all proven to be safe for daily use. Qurr’s muscle-focused, natural, over-the-counter products are available through convenient direct online ordering without a prescription. All Qurr products are blended with Fortetropin®, MYOS’ proprietary ingredient which has been clinically demonstrated to reduce serum myostatin levels, which helps increase muscle size and lean body mass. MYOS’ earlier product formulations featuring Fortetropin® have become part of the daily routine of many athletes and fit-conscious people. We continue to pursue additional distribution and branded sales opportunities. We expect to continue developing our own core branded products in markets such as functional foods, sports and fitness nutrition and rehab and restorative health and to pursue international sales opportunities. There can be no assurance that we will be able to secure distribution arrangements on terms acceptable to the Company, or that we will be able to generate significant sales of our current and future branded products.

In April 2017 the Company entered into an agreement with the College of Veterinary Medicine at Kansas State University to study the impact of Fortetropin on reducing muscle atrophy in dogs after ligament tear repair surgery. The study is expected to cost $32, begin in the second quarter of 2017 and be completed by the second quarter of 2018.

Strategic Investment Transaction

On December 17, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with RENS Technology Inc. (the “Purchaser”), pursuant to which the Purchaser agreed to invest $20.25 million in the Company (the “Financing”) in exchange for (i) an aggregate of 3,537,037 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”), and (ii) warrants to purchase an aggregate of 884,259 shares of Common Stock (the “Warrants”, and together with the Shares, the “Securities”). The Purchaser agreed to purchase the Securities in three tranches over twenty-four months. In the first tranche, which closed on March 3, 2016, the Purchaser acquired 1,500,000 Shares and 375,000 Warrants (the “Initial Warrant”) for $5.25 million. In the second tranche, which was to close within six months of the closing of the first tranche, the Purchaser agreed to acquire 925,926 Shares and 231,481 Warrants (the “Second Warrant”) for $5.0 million. In the third tranche, which was to close within eighteen months of the closing of the second tranche, the Purchaser agreed to acquire 1,111,111 Shares and 277,778 Warrants (the “Third Warrant”) for $10.0 million. Each of the Warrants was to be immediately exercisable upon issuance, was to expire five years after issuance and was to have the following exercise prices: (a) $7.00 per share for the Initial Warrant, (b) $10.80 per share for the Second Warrant and (c) $18.00 per share for the Third Warrant. In addition, the Company agreed: (i) that the Purchaser will have the right to appoint four persons to the Company’s board of directors, subject to adjustment based on the Purchaser’s ownership percentage of the Company; (ii) to provide the Purchaser with a right to participate in 50% (or 100% if shares are to be issued for less than $3.50 per share) of any future financings pursued by the Company within 12 months from the closing of the third tranche of the Financing; and, (iii) until the closing of the third tranche, the Company would not take certain actions, including issuing shares (except for certain permitted issuances) or appointing new officers and directors, without the Purchaser’s consent  (collectively, the “Purchaser’s Rights”).

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

On April 11, 2017, the Court denied the Company’s application for a prejudgment attachment of the 1,500,000 shares of common stock and warrant and a preliminary injunction in aid of the attachment to prevent a sale, transfer, or hypothecation of those shares and warrant, and vacating the preliminary restraints which it had previously entered. However, the Court noted that the Company had demonstrated a likelihood of success on the merits of the breach of contract claim. An application by RENS Technology to dismiss the complaint and various pre-trial discovery applications by both parties are currently set for oral argument on May 23, 2017.

Clinical and Basic Research Programs

We invest in research and development activities externally through academic and industry collaborations aimed at enhancing our products, optimizing manufacturing and broadening the product portfolio. We have developed the following collaborations with various academic centers:

●	In May 2015, we initiated a dose response clinical study led by Jacob Wilson, Ph.D., CSCS*D, Professor of Health Sciences and Human performance at the University of Tampa, to examine the effects of Fortetropin supplementation on plasma myostatin levels at various dosing levels in young adult males and females. This study is intended to help us better define the dose response curve, the minimal effective dose and effects of Fortetropin on serum myostatin. In this double blind placebo controlled clinical study, 80 male and female subjects ranging in ages between 18 and 22 were randomized into four groups such that no significant differences in serum myostatin concentration existed between groups. Following assignment to one of the four groups, blood samples were collected to establish baseline values. Subjects were subsequently supplemented with three different doses of Fortetropin (2.0g, 4.0g and 6.6g) and a matching placebo for one week. Following a week of supplementation, blood samples were collected and serum myostatin levels were assayed. Results demonstrated that Fortetropin is effective as a myostatin reducing agent at daily doses of 4.0g and 6.6g. This research, which continues to build upon our current knowledge of Fortetropin, may result in the formulation of new products. Data from this study was presented at the 2016 International Conference on Frailty & Sarcopenia in April 2016.

●	In May 2014, we entered into an agreement with the University of Tampa to study the effects of Fortetropin supplementation in conjunction with modest resistance training in average men. The study was a double-blind, placebo-controlled trial which examined the effects of Fortetropin on skeletal muscle growth, lean body mass, strength, and power in recreationally trained males. Forty-five subjects were divided into placebo, 6.6g and 19.8g dosing arms of Fortetropin daily for a period of 12 weeks. Results demonstrated a statistically significant increase in both muscle thickness and lean body mass in subjects taking Fortetropin compared to placebo. Additionally, a statistically significant decrease in fat mass in subjects in the 19.8g arm was noted. The clinical study also analyzed blood myostatin, follistatin and cytokines levels via high-sensitivity enzyme-linked immunosorbent assay (“ELISA”) based spectrophotometric. Serum was analyzed for a plethora of relative cytokine levels via high-sensitivity enhanced chemiluminescent-based methods. The Interferon-Gamma (“IFN-γ”) inflammatory cytokine protocol screening showed no statistically significant changes in serum levels of IFN-γ for subjects in the placebo group. However, subjects in both Fortetropin daily dosing arms experienced statistically significant decreases (p < 0.05) in serum levels of the IFN-γ inflammatory cytokine. IFN-γ is recognized as a signature pro-inflammatory cytokine protein that plays a central role in inflammation and autoimmune diseases. Excess levels of inflammatory cytokines are associated with muscle-wasting diseases such as sarcopenia and cachexia. The lipid serum safety protocol demonstrated that daily use of Fortetropin at recommended and three times the recommended dose had no adverse lipid effect and did not adversely affect cholesterol, HDL or triglyceride levels. Data from the study was presented at the American College of Nutrition’s 55th annual conference. A separate mechanism of action study at the University of Tampa demonstrated that in addition to reducing serum myostatin levels, Fortetropin showed activity in mTOR and Ubiquitin pathways, two other crucial signaling pathways in the growth and maintenance of healthy muscle. Specifically, the preclinical data showed that Fortetropin up-regulates the mTOR regulatory pathway. The mTOR pathway is responsible for production of a protein kinase related to cell growth and proliferation that increases skeletal muscle mass. Up-regulation of the mTOR pathway is important in preventing muscle atrophy. We believe Fortetropin's ability to affect the mTOR pathway may have a significant impact in treating patients suffering from degenerative muscle diseases and suggests that Fortetropin-based products may help slow muscle loss secondary to immobility and denervation. The preclinical data also demonstrated that Fortetropin acts to reduce the synthesis of proteins in the Ubiquitin pathway, a highly selective, tightly regulated system that serves to activate muscle breakdown. Over-production in the Ubiquitin pathway is responsible for muscle degradation. We believe Fortetropin's ability to regulate production in the Ubiquitin pathway may have significant implications for repairing age-related muscle loss and for patients suffering from chronic diseases causing cachexia.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

(In thousand $)	Three Months Ended March 31,		Change
	2017	2016	Dollars	%

Net revenues	$150	$195	$(45)	(23.0%)
Cost of sales	135	213	(78)	(36.6%)
Gross profit	15	(18)	33	183.3%
as a % of net revenues	10%	-9%
Operating expenses:
Selling, research and marketing	300	161	139	46.3%
Personnel and benefits	292	391	(99)	(25.3%)
Shared based compensation	41	97	(56)	(57.7%)
General and administrative	451	446	5	1.1%
Amortization of acquired intangibles	53	52	1	0
Loss on asset impairments	-	44	(44)	N/M
Total operating expenses	1,137	1,191	54	4.5%

Operating loss	(1,122)	(1,209)	87	7.8%

Other income (expense), net	5	(11)	(16)	-145.5%

Net loss	$(1,117)	$(1,220)	$(103)	8.4%

N/M = Percent change not meaningful

Net revenues

Net revenues for the three months ended March 31, 2017 decreased 23% or $46 compared to net revenues for the three months ended March 31, 2016. The decrease in net revenues was primarily due to lower revenues of our discontinued brand of Rē Muscle Health products, which we began selling in the second quarter of 2015 and stopped in March 2017.

Cost of sales

Cost of sales for the three months ended March 31, 2017 decreased 37% to $78 compared to cost of sales for the three months ended March 31, 2016. The decrease was primarily due to lower net sales and inventory write-offs in the three months ended March 31, 2016.

Operating expenses

Operating expenses for the three months ended March 31, 2017 decreased 4.5% or $54, compared to operating expenses for the three months ended March 31, 2016. The decrease is due primarily to a decrease in personnel and benefits of $99, a decrease in share based compensation of $56 and a decrease in impairments of $44 partially offset by an increase in selling, research and marketing of $139 during the three months ended March 31, 2017.

Liquidity and Capital Resources

Working capital at March 31, 2017 and December 31, 2016 is summarized as follows:

(In thousand $)	March 31,	December 31,	Increase
	2017	2016	(Decrease)
Current Assets:
Cash	$2,239	$1,866	$373
Accounts receivable, net	65	8	57
Inventories, net	1,865	1,862	3
Prepaid expenses and other assets	266	85	181
Total current assets	$4,435	$3,821	$614
Current liabilities:
Accounts payable	$272	$226	$46
Accrued expenses and other current liabilities	194	417	(223)
Total current liabilities	$466	$643	$177

Working capital increased $791 to $3,969 at March 31, 2017 compared to $3,178 at December 31, 2016. Changes in working capital components were as follows:

●	Cash increased $373 due to net proceeds of $1,975 from the closing of the first tranche of the Financing with the RENS Technology Inc. on March 3, 2016, partially offset by $1,428 used in operating activities during the three months ended March 31, 2017.

●	Accounts receivable, net increased $57 primarily from remaining outstanding receivable as a result of the first quarter 2017 product sales.

●	Inventories, net decreased $3 primarily due to first quarter 2017 cost of sales

●	Prepaid expenses and other assets increased $181 primarily due to an increase in DIL contract payments of $80 an increase in insurance premiums of $27 and an increase in other prepaid expenses of $74

●	Accounts payable increased $46 primarily due to the timing of payments.

●	Accrued expenses decreased $223 primarily due to a decrease of $132 in accrued professional fees, a decrease in deferred revenue from a 2017 sale and the pay-out of 2016 year-end bonuses of $15.

At March 31, 2017, we had cash of $2,238 and total assets of $6,634   (which includes $1,854 of intangible assets). Summarized cash flows for the three months ended March 31, 2017 and 2016 are as follows:

(In thousand $)	Three Months Ended March 31,
	2017	2016	Change

Net cash used in operating activities	$(1,428)	$(703)	$(725)
Net cash provided by financing activities	1,801	5,041	(3,240)
Net increase/(decrease) in cash	$373	$4,338	$(3,965)

Net cash used in operating activities represents net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2017 increased $850 compared to the three months ended March 31, 2016 primarily due to higher operating expenses, partially offset by an increase in working capital. For additional information about the changes in operating assets and liabilities refer to the above discussion on working capital.

Net cash provided by financing activities includes proceeds from borrowing and issuing equity instruments. Net cash provided by financing activities for the three months ended March 31, 2017 includes net proceeds of $1,926 relating to the sale of securities on February 7, 2017 to an institutional investor in a direct offering of 500,000 shares.

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

Long-term Contractual Obligations

At March 31, 2017, the Company’s enforceable and legally binding contractual obligations include future minimum lease payments under a non-cancellable operating lease and purchase obligations under a long-term supply agreement.

Supply Agreement

At March 31, 2017, the future minimum payments under the supply agreement were as follows:

(In thousand $)
Years Ended December 31,	Amount
2017 (remaining nine months)	$99
2018	132
Total	$221

The agreement expires on December 31, 2018, and the Company has the unilateral right to renew the agreement for subsequent one-year terms.

For additional information about the supply agreement refer to “NOTE 11 – Commitments and Contingencies – Supply Agreement” in the notes to condensed consolidated financial statements.

At March 31, 2017, the future minimum lease payments under the non-cancellable operating lease were as follows:

(In thousand $)

Years Ended December 31,	Amount
2017 (remaining nine months)	$48
2018	71
2019	72
Total	$191

For additional information about the operating lease refer to “NOTE 11 – Commitments and Contingencies – Operating Lease” in the notes to condensed consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” The amendments in this Update relate to eight specific types of cash receipts and cash payments which current GAAP either is unclear or does not include specific guidance on the cash flow classification issues. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company has adopted the provisions of this ASU for its fiscal year beginning January 1, 2018. The adoption of ASU 2016-15 did not have a significant impact on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606), Narrow Scope Improvements and Practical Expedients.” The amendments in ASU 2016-12 affect only the narrow aspects of Topic 606 that are outlined in ASU 2016-12 and is effective for annual reporting periods beginning after December 31, 2017, including interim reporting periods within that reporting period. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2016-12 is not expected to have a significant impact on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” The amendments in this Update affect entities with transactions included within the scope of Topic 606. The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2016-10 is not expected to have a significant impact on its consolidated financial statements. The effective date to adopt the ASU is for fiscal years beginning after December 15, 2017.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee share-Based Payment Accounting (ASU 2016-09”). ASU 2016-09 provides guidance designed to simplify several aspects of the accounting for share-based payment transactions, including guidance relating to accounting for income taxes with respect to share-based payment awards; providing generally that excess tax benefits related to share-based awards should be recorded as a reduction to income tax expense (currently, excess tax benefits generally are recorded to additional-paid-in-capital); providing generally that excess tax benefits related to share-based awards should be classified along with other income tax cash flows as an operating activity (currently, excess tax benefits generally are separated from other income tax cash flows and classified as a financing activity); providing that an entity may make an accounting policy election either to base compensation cost accruals on the number of awards expected to vest (as required by current guidance) or to account for forfeitures when they occur; modifying the current exception to liability classification such that partial cash settlement of an award for tax withholding purposes would not result, by itself, in liability classification of the award if the amount withheld does not exceed the maximum statutory tax rate in the employees' applicable jurisdictions (currently, an award cannot qualify for equity classification, rather than liability classification, if the amount withheld exceeds the minimum statutory withholding requirements); and providing that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity on the statement of cash flows (currently there is no authoritative guidance addressing this classification issue). The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Depending on the particular issue addressed by the guidance, application of the guidance will be made prospectively, retrospectively or subject to a retrospective transition method. The adoption of ASU 2016-09 did not have a significant impact on the consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will continue to primarily depend on its classification as a finance or operating lease. However, unlike current accounting principles generally accepted in the U.S. (“U.S. GAAP”), which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. ASU 2016-02 is effective beginning January 1, 2019, with early application permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented and is effective for periods beginning after December 15, 2016. The adoption of ASU 2015-17 did not have a significant impact on the consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis by us beginning January 1, 2017, with early adoption permitted. The adoption of ASU 2015-17 did not have a significant impact on the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires all debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt. Prior to the issuance of this standard, debt issuance costs, which are specific incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument (i.e., third party costs), were required to be presented in the balance sheet as a deferred charge (i.e., an asset). Under ASU 2015-03, the presentation of debt issuance costs is consistent with the presentation for a debt discount, (i.e., a direct adjustment to the carrying value of the debt). ASU 2015-03 does not affect the recognition and measurement of debt issuance costs. Accordingly, the amortization of such costs should continue to be calculated using the interest method and be reported as interest expense. ASU 2015-03 is effective for us beginning January 1, 2016.  The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2015-03 does not have an impact on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The amendments in this update define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. This update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update are effective for us beginning December 31, 2016. The Company has evaluated the impact of the updated guidance and has disclosed the impact in the footnotes on its consolidated financial statements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This accounting guidance is effective for us beginning January 1, 2018 using one of two prescribed transition methods. We have evaluated the effect that the updated standard will have on our consolidated financial statements and related disclosure and the Company does not expect the adoption to have a significant impact on its consolidated financial statements.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 11, 2017, the Court denied the Company’s application for a prejudgment attachment of the 1,500,000 shares of common stock and warrant and a preliminary injunction in aid of the attachment to prevent a sale, transfer, or hypothecation of those shares and warrant, and vacating the preliminary restraints which it had previously entered. However, the Court noted that the Company had demonstrated a likelihood of success on the merits of the breach of contract claim. An application by RENS Technology to dismiss the complaint and various pre-trial discovery applications by both parties are currently set for oral argument on May 23, 2017.

Item1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

No.	Description
3.1	Amended and Restated Bylaws of MYOS RENS Technology Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 11, 2017)
3.2	Certificate of Designation of Series A Preferred Stock of MYOS RENS Technology Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2017)
4.1	Rights Agreement dated as of February 14, 2017 between MYOS RENS Technology Inc., as the Company, and Island Stock Transfer, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2017)
10.1	Form of Securities Purchase Agreement, dated February 3, 2017, by and between the Company and the Purchaser (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2017)
10.2	Sales Agreement, dated February 21, 2017, between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2017)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MYOS RENS TECHNOLOGY INC.

Date: May 12, 2017	By:	/s/ Joseph Mannello
Name: Joseph Mannello
Title: Chief Executive Officer

