Form 10-Q
period 2017-06-30
MYOS RENS TECHNOLOGY INC.
filed 2017-08-14
CIK 1402479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

As of August 14, 2017, the registrant had 5,844,372 shares of common stock outstanding.

MYOS RENS TECHNOLOGY INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash	$1,144	$1,866
Accounts receivable, net	8	8
Inventories, net	1,855	1,862
Prepaid expenses and other current assets	315	85
Total current assets	3,322	3,821
Deferred offering costs	125	-
Fixed assets, net	207	233
Intangible assets, net	1,783	1,907
Total assets	$5,437	$5,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35	$226
Accrued expenses and other current liabilities	279	361
Deferred revenue	20	56
Total current liabilities	334	643

Total liabilities	334	643

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 500,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 12,000,000 shares authorized at June 30, 2017 and December 31, 2016; 5,844,372 and 5,344,372 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	6	5
Additional paid-in capital	35,106	33,099
Accumulated deficit	(30,009)	(27,786))
Total stockholders’ equity	5,103	5,318

Total liabilities and stockholders’ equity	$5,437	$5,961

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net revenues	$59	$66	$209	261
Cost of sales (excludes amortization of acquired intangibles)	44	49	179	262
Gross profit (loss)	15	17	30	(1)
Operating expenses
Selling and marketing	186	527	486	688
Research & development	22	5	22	5
Personnel and benefits	371	399	663	790
Share-based compensation	41	129	82	226
General and administrative	373	395	825	841
Amortization of acquired intangibles	72	53	124	105
Bad debt	59	-	59	-
Loss on asset impairment	-	-	-	44
Total operating expenses	1,124	1,508	2,261	2,699
Operating loss	(1,109)	(1,491)	(2,231)	(2,700)

Other income (expense)
Other income	3	-	8	-
Interest (expense)	-	(12)		(23)
Total other income (expense)	3	(12)	8	(23)

Loss before income taxes	(1,106)	(1,503)	(2,223)	(2,723)

Income tax provision	-	-	-
Net loss	$(1,106)	$(1,503)	(2,223)	(2,723)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.19)	$(0.30)	$(0.39)	$(0.54)

Weighted average number of common shares outstanding:
Basic and diluted	5,844,372	5,057,055	5,736,637	5,057,055

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(2,223)	$(2,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26	28
Amortization	124	104
Provision for inventory reserve	-	94
Accretion of contract liability	-	5
Stock-based compensation	82	226
Bad debt	(59)	-
Impairment charge	-	44
Changes in operating assets and liabilities:
Decrease in accounts receivable	59	399
Decrease in inventories	7	3
Increase in prepaid expenses and other current assets	(230)	(61)
Decrease in deferred revenue	(36)	-
Decrease in accounts payable and accrued expenses	(273)	(292)
Net cash used in operating activities	(2,523)	(2,173)
Cash Flows From Investing Activities:
Purchases of fixed assets	-	(1)
Net cash used in investing activities	-	(1)
Cash Flows From Financing Activities:
Repayment of term note	-	(100)
Deferred offering costs from at the market transaction	(125)	-
Proceeds from registered direct offering of common stock, net of offering costs	1,926	5,141
Net cash provided by financing activities	1,801	5,041

Net (decrease) increase in cash	(722)	2,867
Cash at beginning of period	1,866	879
Cash at end of period	$1,144	$3,746

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND LIQUIDITY

Basis of Presentation

The accompanying condensed consolidated balance sheets as of December 31, 2016, which has been derived from audited consolidated financial statements and the unaudited interim condensed consolidated financial statements, have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures required by U.S. GAAP in order to have complete consolidated financial statements have been condensed or omitted herein. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017. The unaudited interim condensed consolidated financial statements presented herein reflect all normal adjustments that are, in the opinion of management, necessary for a fair presentation of the statement of the financial position, results of operations and cash flows for the periods presented. The Company is responsible for the unaudited interim condensed consolidated financial statements included in this report. The results of any interim period are not necessarily indicative of the results for the full year.

Nature of Operations

MYOS RENS Technology Inc. is an emerging bionutrition and biotherapeutics company focused on the discovery, development and commercialization of products that improve muscle health and function. The Company was incorporated under the laws of the State of Nevada on April 11, 2007. On March 17, 2016, the Company merged with its wholly-owned subsidiary and changed its name from MYOS Corporation to MYOS RENS Technology Inc. As used in these financial statements, the terms “the Company”, “MYOS”, “our”, or “we”, refers to MYOS RENS Technology Inc. and its subsidiary, unless the context indicates otherwise. On February 25, 2011, the Company entered into an agreement to acquire the intellectual property for Fortetropin®, our proprietary active ingredient, from Peak Wellness, Inc. The Company’s activities are subject to significant risks and uncertainties.

Our commercial focus is to leverage our clinical data to develop multiple products to target the large and currently underserved markets focused on muscle health. The first product we introduced was MYO-T12, which was sold in the sports nutrition market. MYO T-12 is a proprietary formula containing Fortetropin and other ingredients.  The formula was sold under the brand name MYO T-12 and later as MYO-X under an exclusive distribution agreement with Maximum Human Performance, or MHP. There were no sales to MHP in 2016 and we do not expect any orders from MHP in 2017.

In February 2014 we expanded our commercial operations into the age management market under a distribution agreement with Cenegenics Product and Lab Services, LLC (“Cenegenics”), where Cenegenics distributes and promotes a proprietary formulation containing Fortetropin through its age management centers and its community of physicians focused on treating a growing population of patients focused on proactively addressing age-related health and wellness concerns. The distribution agreement with Cenegenics expired in December 2016. In May 2017, we received a purchase order from Cenegenics to deliver more product to them in 2017.

During the second quarter of 2015 we launched Rē Muscle HealthTM, our own direct-to-consumer portfolio of muscle health bars, meal replacement shakes and daily supplement powders each powered by a full 6.6 gram single serving dose of Fortetropin. In March 2017, the Company stopped selling these products.

In March 2017, the Company launched Qurr, a line of flavored puddings, powders and shakes all proven to be safe for daily use. This Fortetropin®-powered product line is formulated to support the vital role of muscle in overall well-being as well as in fitness. Qurr’s muscle-focused, natural, over-the-counter products are available through convenient direct online ordering without a prescription. All Qurr products are blended with Fortetropin®, MYOS’ proprietary ingredient, which has been clinically demonstrated to reduce serum myostatin levels, which helps increase muscle size and lean body mass. MYOS’ earlier product formulations featuring Fortetropin® have become part of the daily routine of many athletes and fit-conscious people.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

We continue to pursue additional distribution and branded sales opportunities. We expect to continue developing our own core branded products in markets such as functional foods, sports and fitness nutrition and rehab and restorative health and to pursue international sales opportunities. There can be no assurance that we will be able to secure distribution arrangements on terms acceptable to the Company or that we will be able to generate significant sales of our current and future branded products.

Strategic Investment Transaction

On December 17, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with RENS Technology Inc. (the “Purchaser”), pursuant to which the Purchaser agreed to invest $20.25 million in the Company (the “Financing”) in exchange for (i) an aggregate of 3,537,037 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”), and (ii) warrants to purchase an aggregate of 884,259 shares of Common Stock (the “Warrants”, and together with the Shares, the “Securities”). As set forth in the Purchase Agreement the Purchaser would purchase the Securities in three tranches over twenty-four months. In the first tranche, which closed on March 3, 2016, the Purchaser acquired 1,500,000 Shares and 375,000 Warrants (the “Initial Warrant”) for $5.25 million. In the second tranche, which was to close within six months of the closing of the first tranche, the Purchaser would acquire 925,926 Shares and 231,481 Warrants (the “Second Warrant”) for $5.0 million. In the third tranche, which was to close within eighteen months of the closing of the second tranche, the Purchaser would acquire 1,111,111 Shares and 277,778 Warrants (the “Third Warrant”) for $10.0 million. Each of the Warrants will be immediately exercisable upon issuance, will expire five years after issuance and will have the following exercise prices: (a) $7.00 per share for the Initial Warrant, (b) $10.80 per share for the Second Warrant and (c) $18.00 per share for the Third Warrant. In addition, the Company agreed: (i) that the Purchaser will have the right to appoint four persons to the Company’s board of directors, subject to adjustment based on the Purchaser’s ownership percentage of the Company (ii) to provide the Purchaser with a right to participate in 50% (or 100% if shares are to be issued for less than $3.50 per share) of any future financings pursued by the Company within 12 months from the closing of the third tranche of the Financing and (iii) until the closing of the third tranche, the Company will not take certain actions, including issuing shares (except for certain permitted issuances) or appointing new officers and directors, without the Purchaser’s consent.

In addition, on December 17, 2015, the Company issued a Convertible Note in the amount of $575 to Gan Ren, a related party of RENS Agriculture, the parent of RENS Technology, Inc., and the son of Ren Ren, one of our directors. The Convertible Note provided short-term funding to the Company prior to the closing of the first tranche of the Financing. On December 17, 2016 the Convertible Note and accrued interest was converted into 225,860 shares at $2.74 per share. For additional information on the Convertible Note with Gan Ren refer to “NOTE 6 – Debt – Convertible Note.”

The first tranche of the Financing was completed on March 3, 2016. The Company used the net proceeds from the first tranche of the Financing to fund its working capital, product development and marketing, research and development and other general corporate purposes. On August 19, 2016, the Purchaser notified the Company that it did not intend to fulfill its remaining obligation to fund the second tranche of the Financing notwithstanding its confirmation to the Company in June 2016 that it would provide such funding in accordance with the terms of the Purchase Agreement. The Purchase Agreement provides that in the event that the Purchaser notifies the Company that it does not intend to fund the Second Closing Subscription Amount, the Purchaser is required to take all requisite action to cause the resignation or removal of one of its designees on the Board of Directors of the Company. Pursuant to the terms of the Purchase Agreement, effective August 23, 2016, Guiying Zhao resigned as a director of the Company. In addition, the Purchaser’s Rights terminated, effective August 19, 2016.

On January 6, 2017, the Company commenced an action in the Supreme Court of New York, County of New York, against RENS Technology, Inc., RENS Agriculture Science & Technology Co., Ltd (“RENS Agriculture”), the parent company of RENS Technology, and Ren Ren, a principal in both entities and a director of the Company, arising from RENS Technology’s breach of a Securities Purchase Agreement. Under the Securities Purchase Agreement, RENS Technology agreed to invest an aggregate of $20.25 million in the Company in exchange for an aggregate of 3,537,037 shares of common stock of the Company and warrants to purchase an aggregate of 884,259 shares of common stock.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

In addition to seeking compensatory, consequential and other damages in the action, the Company asked the Court to preliminarily restrain RENS Technology, Inc. and its agents and representatives, including, but not limited to, RENS Agriculture and Ren Ren, from selling, transferring, conveying, assigning, hypothecating or encumbering the 1,500,000 shares of common stock of the Company and warrants permitting the purchase of 375,000 shares at a price of $7.00 per share that RENS Technology had purchased under the Securities Purchase Agreement and, after the parties had an opportunity to submit opposition and reply papers in connection with the Company’s application, a preliminary injunction prohibiting RENS Technology from selling, transferring, conveying, assigning, hypothecating or encumbering the 1,500,000 shares and warrant during the pendency of the action and an order attaching the stock and warrant to satisfy any judgment entered in favor of the Company.

On January 11, 2017, the Court granted the Company the preliminary restraints that it had requested, which prevents RENS Technology, among others, from selling, transferring, conveying, assigning, hypothecating or encumbering the 1,500,000 shares of the Company’s common stock or the aforementioned warrant.  The Court scheduled a hearing on February 14, 2017, at which time the Court heard oral argument on the application for a preliminary injunction and prejudgment attachment of the stock and warrants to satisfy any judgment entered in favor of the Company. As a result, RENS Technology filed a motion to dismiss the complaint to which the Company filed opposition papers.

On April 11, 2017, the Court denied the Company’s application for a prejudgment attachment of the 1,500,000 shares of common stock and warrant and a preliminary injunction in aid of the attachment to prevent a sale, transfer, or hypothecation of those shares and warrant, and vacating the preliminary restraints which it had previously entered. However, the Court noted that the Company had demonstrated a likelihood of success on the merits of the breach of contract claim. An application by RENS Technology to dismiss the complaint and various pre-trial discovery applications by both parties is scheduled for oral argument in September 2017.

Going Concern and Liquidity

The accompanying financial statements have been prepared in accordance with U.S. GAAP, which contemplates continuation of the Company as a going concern. The Company incurred recurring losses from operations and had a net loss of approximately $2,223 for the six months ended June 30, 2017 and $4,341 for the year ended December 31, 2016.

As of June 30, 2017 the Company had cash of $1,144 and working capital of $2,988 (current assets of $3,322 less current liabilities of $334. For the three months ended June 30, 2017 and 2016 the Company incurred a net loss of $1,106 and $1,503 respectively, For the six months ended June 30, 2017 and 2016 the Company incurred a net loss of $2,223 and $2,723, respectively. For the six months ended June 30, 2017 and 2016 net cash used in operating activities was $2,523 and $2,173 respectively.

As of the filing date of this Form 10-Q, management believes that there may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months primarily due to the failure of RENS Technology Inc. to fund the required amounts. (See Note 13 – Legal Proceedings) This raises substantial doubt about the Company’s ability to continue as a going concern.

Accordingly, the Company is evaluating various alternatives, including reducing operating expenses, securing additional financing through debt or equity securities to fund future business activities and other strategic alternatives. There can be no assurance that the Company will be able to generate the level of operating revenues projected in its business plan, or if additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing become available, the Company’s future operating prospects may be adversely affected. The financial statements do not reflect any adjustments that may result as a result of these uncertainties.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

At-the-Market Offering

On February 21, 2017, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC which established an at-the-market equity program pursuant to which the Company may offer and sell up to $6.0 million of its shares of common stock from time to time through H.C. Wainwright. The Company incurred $125 of deferred offering costs in connection with this program which it has recorded as a long term other asset on the accompanying balance sheet. As of the filing date of this Form 10-Q, there have been no shares sold under this program.

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, equity and the disclosures of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future non-conforming events. Accordingly, actual results could differ significantly from these estimates. Significant items subject to such estimates include but are not limited to the valuation of stock-based awards, measurement of allowances for doubtful accounts and inventory reserves, the selection of asset useful lives, fair value estimations used to test long-lived assets, including intangibles, impairments and provisions necessary for assets and liabilities.

The Company has recorded minimal sales to its distributors during the past twelve consecutive quarters, and has only recently launched its QURR portfolio of branded products. Management’s estimates, including evaluation of impairment of long-lived assets and inventory reserves are based in part on forecasted future results. A variety of factors could cause actual results to differ from forecasted results and these differences could have a significant effect on the asset carrying amounts.

Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At June 30, 2017 and December 31, 2016, the Company had no cash equivalents.

The Company maintains its bank accounts with high credit quality financial institutions and has never experienced any losses related to these bank accounts. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its financial institutions. The balance at times may exceed federally insured limits.

As part of our ongoing liquidity assessments, management evaluates our cash. The amount of funds held in the Company’s bank accounts can fluctuate due to the timing of receipts, payments in the ordinary course of business and other reasons, such as business-development activities so the Company may have exposure to cash in excess of FDIC insured limits.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Accounts Receivable, net

Accounts receivable consist primarily of trade amounts due from customers and from uncleared credit card transactions. It also includes holdback amounts from credit card companies. Accounts receivable are recorded at invoiced amounts and do not bear interest.

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

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. Once the offering is completed, the costs are charged against the capital raised. Should the offering not be completed, deferred offering costs will be charged to operations during the period in accordance with SEC guidance. Deferred offering costs as of June 30 2017 were $125 relating to legal and accounting fees for the at-the-market transaction.

Fixed Assets

Fixed assets are stated at cost and are depreciated to their estimated residual value over their estimated useful lives of 3 to 7 years. Leasehold improvements are amortized over the lesser of the asset’s useful life or the contractual remaining lease term including expected renewals. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are reversed from the accounts and the resulting gains or losses are included in the Consolidated Statements of Operations.

Depreciation is expensed using the straight-line method for all fixed assets.

The Company reviews fixed assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. If the assets are determined to be unrecoverable, an impairment loss is calculated by determining the difference between the carrying values and the estimated fair value. The Company did not consider any of its fixed assets to be impaired during the six months ended June 30, 2017 and 2016.

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

Based on twelve consecutive quarters of minimal revenues combined with changes in the sales channels through which the Company sells its products and an inability to predict future orders, if any, the Company tested the intellectual property for impairment in the fourth quarter of 2016 and determined that the asset value was recoverable and therefore no impairment was recognized.

In July 2014, the Company acquired the United States patent application for the manufacture of Fortetropin from Deutsches Institut fur Lebensmitteltechnik e.V. - the German Institute for Food Technologies (“DIL”). The cost of the patent application, which was capitalized as an intangible asset, was determined to be $101, based on the present value of the minimum guaranteed royalty payable to DIL using a discount rate of 10%. The intangible asset is being amortized over an estimated useful life of ten (10) years. The remaining contingent royalty payments will be recorded as the contingency has been resolved and the royalty becomes payable under the arrangement. For additional information on the amended supply agreement with DIL refer to “NOTE 11 – Commitments and Contingencies - Supply Agreement.”

Intangible assets also include patent costs associated with the application and issuance of patents. Costs to defend patents and costs to invalidate a competitor’s patent or patent application are expensed as incurred. Upon issuance of the patents, capitalized patent costs are reclassified from intangibles with indefinite lives to intangibles with finite lives and amortized on a straight-line basis over the shorter of the estimated economic life or the initial term of the patent, generally 20 years.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

During the year ended December 31, 2016 the Company recorded an impairment of $44. The impairment was related to the write-off of capitalized patent costs due to the unlikelihood of certain patents being issued.

In March 2017, the Company launched a new product line on its e-commerce website www.qurr.com. The Company capitalized costs of $380 to be amortized over 5 years starting with the launch of the website in March 2017 at $19 per quarter.

Intangible assets at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30,	December 31,
(In thousand $)	2017	2016
Intangibles with finite lives:
Intellectual property	$2,101	$2,101
Website - qurr.com	380	380
Less: accumulated amortization	(698)	(574)
Total intangible assets, net	$1,783	$1,907

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense is estimated to be as follows:

(In thousand $)
Years Ended December 31,	Amount
2017 (remaining six months)	$143
2018	286
2019	286
2020	286
2021	286
2022 thereafter	496
Total	$1,783

Impairment testing of intangible assets subject to amortization involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In the event the carrying value of the asset exceeds the undiscounted future cash flows, the carrying value would be considered not recoverable and an impairment charge would be recorded. An impairment is measured as the excess of the asset’s carrying value over its fair value and is calculated using discounted future cash flows. The computed impairment is recognized in the period that it occurs. Assets which are not impaired may require an adjustment to the remaining useful lives for which to amortize the asset. Impairment testing requires the development of estimates and assumptions involving the determination of estimated net cash flows, selection of the appropriate discount rate to measure the risk inherent in future cash flow streams, assessment of an asset’s life cycle, competitive trends impacting the asset, as well as other factors. Changes in these underlying assumptions could significantly impact the asset’s estimated fair value. The Company’s management reviews the assumptions annually and has made an assessment that there is no impairment of intangible assets as of June 30, 2017.

Revenue Recognition

The Company records revenue from product sales when persuasive evidence of an arrangement exists, product has been shipped or delivered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Product sales represent revenue from the sale of products and related shipping amounts billed to customers, net of promotional discounts, rebates, and return allowances. Depending on individual customer agreements, sales are recognized either upon shipment of product to customers or upon delivery. With respect to direct-to-consumer sales, both title and risk of loss transfer to customers upon our delivery to the customer. The Company’s gross product sales may be subject to sales allowances and deductions in arriving at reported net product sales. For example, the Company may periodically offer discounts and sales incentives to customers to encourage purchases. Sales incentives are treated as a reduction to the purchase price of the related transaction. Reductions from gross sales for customer discounts and rebates have been minimal, and sales allowances for product returns have not been provided since under our existing arrangements customers are not permitted to return product except for non-conforming product.

Deferred Revenue

The Company recognizes revenue from bulk product sales when product is shipped to customers or upon delivery. Deposits received with a purchase order are recorded as deferred revenue on the balance sheet.

Deferred revenue as of June 30, 2017 represents revenue in connection with a purchase order received in April 2017 for which we received $20 down payment for product to be shipped and paid for later in the year. The deferred revenue from December 31, 2016 represents a purchase order received in October 2016 along with $56 down payment. The order was shipped in January 2017.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Advertising

The Company charges the costs of advertising to selling, marketing and research expenses as incurred. Advertising and promotional costs were $92 and $1 for the three months ended June 30, 2017 and 2016, respectively, and $124 and $118 for the six months ended June 30, 2017 and 2016, respectively.

Research and Development

Research and development expenses consist primarily of salaries, benefits, and other related costs, including stock-based compensation, for personnel serving in our research and development functions, and other internal operating expenses, the cost of manufacturing our product for clinical study, the cost of conducting those studies and the cost of conducting preclinical and research activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are initially capitalized and are then recognized as an expense as the related goods are consumed or the services are performed. Research and development expenses were $22 and $5 for the three months ended June 30, 2017 and 2016, respectively, and $22 and $5 for the six months ended June 30, 2017 and 2016, respectively.

Shipping and Handling Costs

The Company records expenses for shipping and handling of products to our customers as cost of sales. These expenses were $11 and $5 for the three months ended June 30, 2017 and 2016, respectively, and $19 and $14 for the six months ended June 30, 2017 and 2016, respectively.

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

Concentrations of Credit Risk

Management regularly reviews accounts receivables, and if necessary, establishes an allowance for doubtful accounts that reflects management’s best estimate of amounts that may not be collectible based on historical collection experience and specific customer information. Bad debt expense recognized as a result of an allowance for doubtful accounts is included in operating expenses in the condensed consolidated statements of operations. If we are unable to collect our outstanding accounts receivable from our distributors, or if our distributors are unable or unwilling to purchase our products, our operating results and financial condition will be adversely affected.

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

June 30, 2017

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

A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement. At June 30, 2017 and December 31, 2016 the Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and short-term debt. Due to their short-term nature, the carrying amounts of the Company’s financial instruments approximated their fair values.

Basic and Diluted Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potential dilutive securities outstanding had been issued. The Company uses the “treasury stock” method to determine the dilutive effect of common stock equivalents such as options, warrants and restricted stock. For the three and six months ended June 30, 2017 and 2016, the Company incurred a net loss. Accordingly, the potential dilutive securities were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been antidilutive. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

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

Interest costs and penalties related to income taxes are classified as interest expense and operating expenses, respectively, in the Company’s financial statements. For the three and six months ended June 30, 2017 and 2016, the Company did not recognize any interest or penalty expense related to income taxes. The Company files income tax returns in the U.S. federal jurisdiction and states in which it does business.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2017-09, Compensation – Stock Compensation (Topic 718). The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This update is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The Company is in the process of evaluating the effect of ASU 2017-09.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2017- 04, Simplifying the Test for Goodwill, which accomplishes exactly what its title indicates by eliminating the second step in the current goodwill impairment calculation. Currently there is a two-step process for determining the amount of any goodwill impairment. In Step 1 an entity determines if the carrying value of the reporting unit (for which goodwill has been recorded) exceeds the fair value of the reporting unit. If the calculation in Step 1 indicates that the carrying value of a reporting unit for which goodwill has been recorded exceeds the fair value, the entity would have to determine the implied fair value of the reporting unit’s goodwill.  An impairment would be recorded to the extent that the goodwill carrying value exceeded the implied fair value of goodwill at the reporting date. The amount of any goodwill impairment must take into consideration the effects of income taxes for any tax deductible goodwill. The effective date to adopt the ASU is for fiscal years beginning after December 15, 2019. The ASU is to be applied prospectively.  Early adoption is permitted.  The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2017-04 is not expected to have a significant impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” The amendments in this Update relate to eight specific types of cash receipts and cash payments which current U.S. GAAP either is unclear or does not include specific guidance on the cash flow classification issues. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company will adopt the provisions of this ASU for its fiscal year beginning January 1, 2018. The adoption of ASU 2016-15 did not have a significant impact on its consolidated financial statements.

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

June 30, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee share-Based Payment Accounting (ASU 2016-09”). ASU 2016-09 provides guidance designed to simplify several aspects of the accounting for share-based payment transactions, including guidance relating to accounting for income taxes with respect to share-based payment awards; providing generally that excess tax benefits related to share-based awards should be recorded as a reduction to income tax expense (currently, excess tax benefits generally are recorded to additional-paid-in-capital); providing generally that excess tax benefits related to share-based awards should be classified along with other income tax cash flows as an operating activity (currently, excess tax benefits generally are separated from other income tax cash flows and classified as a financing activity); providing that an entity may make an accounting policy election either to base compensation cost accruals on the number of awards expected to vest (as required by current guidance) or to account for forfeitures when they occur; modifying the current exception to liability classification such that partial cash settlement of an award for tax withholding purposes would not result, by itself, in liability classification of the award if the amount withheld does not exceed the maximum statutory tax rate in the employees’ applicable jurisdictions (currently, an award cannot qualify for equity classification, rather than liability classification, if the amount withheld exceeds the minimum statutory withholding requirements); and providing that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity on the statement of cash flows (currently there is no authoritative guidance addressing this classification issue). The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Depending on the particular issue addressed by the guidance, application of the guidance will be made prospectively, retrospectively or subject to a retrospective transition method. The adoption of ASU 2016-09 did not have a significant impact on the consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will continue to primarily depend on its classification as a finance or operating lease. However, unlike U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. ASU 2016-02 is effective beginning January 1, 2019, with early application permitted. We have evaluated the adoption of ASU 2016-02 noting that the standard would not have a significant impact on the consolidated financial statements.

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

June 30, 2017

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

NOTE 4 – INVENTORIES, NET

Inventories, net at June 30, 2017 and December 31, 2016 consisted of the following:

(In thousand $)	June 30, 2017	December 31, 2016
Raw materials	$2,285	$2,378
Work in process	49	5
Finished goods	232	188
	2,566	2,571
Less: inventory reserves	(711)	(709)
Inventories, net	$1,855	$1,862

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 5 – FIXED ASSETS

Fixed assets at June 30, 2017 and December 31, 2016 consisted of the following:

(In thousand $)	June 30, 2017	December 31, 2016
Furniture, fixtures and equipment	$116	$116
Computers and software	66	66
Leasehold improvements	239	239
Other	7	7
Total fixed assets	428	428
Less: accumulated depreciation	(221)	(195)
Net book value of fixed assets	$207	$233

Depreciation expense was $13 and $14 for the three months ended June 30, 2017 and 2016, respectively, and $26 and $28 for the six months ended June 30, 2017 and 2016, respectively. Repairs and maintenance costs are expensed as incurred.

NOTE 6 – DEBT

Convertible Note

On December 17, 2015, concurrent with the execution of the Purchase Agreement with RENS Technology Inc., the Company issued an unsecured promissory note in the principal amount of $575 (the “Note”) to Gan Ren, a related party of RENS Agriculture., and the son of Ren Ren, one of our directors. The Note accrued interest at a rate of 8% per annum and matured on December 17, 2016. On December 17, 2016, the Note and accrued interest of $46 were automatically converted into 225,864 shares of common stock at $2.75 per share.

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

NOTE 7 – PREPAID EXPENSES, ACCRUED EXPENSES, OTHER CURRENT ASSETS AND LIABILITIES

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses and other current assets at June 30, 2017 and December 31, 2016 consisted of the following:

(In thousand $)	June 30, 2017	December 31, 2016
Prepaid insurance	$50	$27
Prepaid inventory purchases	121	1
Prepaid consulting	60	50
Other	84	7
Total prepaid expenses and other current assets	$315	$85

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of estimated future payments that relate to the current and prior accounting periods. Management reviews these estimates regularly to determine their reasonableness. Accrued expenses and other current liabilities at June 30, 2017 and December 31, 2016 consisted of the following:

(In thousand $)	June 30, 2017	December 31, 2016
Advertising and promotional expenses	$171	$171
Professional fees	42	88
Payroll related expenses	45	62
Deferred rent	21	40
Total accrued expenses and other current liabilities	$279	$361

Note 8 – Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2017 were as follows:

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
(In thousand $)	Shares	Amount	Capital	deficit	equity
Balance at December 31, 2016	5,344,372	$5	$33,099	$(27,786)	$5,318
Net proceeds from sale of common stock	500,000	1	1,925	-	1,926
Stock-based compensation expense	-	-	82	-	82
Net loss	-	-	-	(2,223)	(2,223)
Balance at June 30, 2017	5,844,372	$6	$35,106	$(30,009)	$5,103

Registered Direct Offering

On February 3, 2017, the Company entered into a securities purchase agreement with an institutional investor providing for the issuance and sale by the Company of 500,000 shares of common stock, in a registered direct offering at a purchase price of $4.25 per share, for gross proceeds of $2,125. The offering closed on February 8, 2017. Offering costs of $199 were recognized as an offset to additional paid in capital.

Preferred Stock Purchase Rights

Effective February 14, 2017, the Board of Directors declared one Right for each of the Company’s issued and outstanding shares of common stock. The Rights were granted to the stockholders of record at the close of business on February 24, 2017. Each Right entitles the registered holder, upon the occurrence of certain events specified in the Rights Agreement, to purchase from the Company one one-thousandth of a share of the Company’s Series A Preferred Stock at a price of $7.00), subject to certain adjustments.

The Rights are not exercisable until the occurrence of certain events, including a person acquiring or obtaining the right to acquire beneficial ownership of 10% or more of the Company’s outstanding common stock. The Rights are evidenced by certificates for the common stock and automatically transfer with the common stock unless they become exercisable. If the Rights become exercisable, separate certificates evidencing the Rights will be distributed to each holder of common stock. Holders of the preferred stock will be entitled to certain dividend, liquidation and voting rights. The rights are redeemable by the Company at a fixed price as determined by the Board, after certain defined events. As of June 30, 2017, the Rights have no dilutive effect on the earnings per common share calculation and no shares of preferred stock have been issued. The Company has determined that these rights have a de minimis fair value. The description and terms of the Rights are set forth in the Rights Agreement dated as of February 14, 2017 between the Company and Island Stock Transfer, as Rights Agent.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Issuance of Common Stock

The Company has periodically issued common stock in connection with certain private and public offerings. For the six months ended June 30, 2017 and June 30, 2016, the Company has received aggregate gross proceeds of $7,375 from these offerings as follows:

(In thousand $)			Gross
Date	Shares		Proceeds
March 6, 2016	1,500,000	(1)	$5,250
February 8, 2017	500,000	(2)	2,125
	2,000,000		$7,375

(1)	Shares issued pursuant to the closing of the first tranche of the Financing with RENS Technology Inc.
(2)	Shares issued pursuant to a registered direct offering with an institutional investor.

Note 9 – Warrants

On March 3, 2016, the Company completed the first tranche of the Financing, pursuant to which the Purchaser acquired a warrant to purchase 375,000 shares of common stock. The warrant was immediately exercisable upon issuance, will expire five years after issuance and has an exercise price of $7.00 per share.

The First Closing Warrant was determined to have an estimated aggregate fair value of $480 at issuance.

The following table summarizes information about outstanding and exercisable warrants at June 30, 2017:

			Shares
		Number of	Underlying	Shares
		Shares	Warrants	Underlying
		Underlying	Exchanged,	Warrants
		Warrants	Exercised	Outstanding		Expiration
		Originally	or	and	Exercise	Term
Description	Grant Date	Granted	Expired	Exercisable	Price	in years
Series A(1)	January 27, 2014	315,676	(315,676)	-	N/A	N/A
Series B(1)	January 27, 2014	157,846	-	157,846	$45.00	1.58
Series C(2)	November 19, 2014	145,399	(142,957)	2,442	$12.00	2.88
			142,957	142,957	$9.00	2.88
Series D(2)	November 19, 2014	193,865	(193,865)	-	N/A	N/A
Series E(2)	November 19, 2014	145,399	(145,399)	-	N/A	N/A
			142,957	142,957	$9.00	4.88
Rens(3)	March 3, 2016	375,000	-	375,000	$7.00	3.67
		1,333,185	(511,983)	821,202

(1)	Issued in connection with the January 27, 2014 private placement transaction.
(2)	Issued in connection with the November 19, 2014 registered-direct public offering, and subsequently revised pursuant to Warrant Exercise Agreements entered into on May 18, 2015.
(3)	Shares issued pursuant to the closing of the first tranche of the Financing with RENS Technology Inc.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

The following table summarizes the activities in warrants for the six months ended June 30, 2017:

	Shares Underlying Warrants	Average Exercise Price
Balance at December 31, 2016	1,136,878	$15.01
Warrants expired	(315,676)	$15.00
Balance at June 30, 2017	821,202	$15.02

The following table summarizes the assumptions used to value the warrants at the issuance date using the Black-Scholes option pricing model:

		Number of
		Shares	Stock
	Grant /	Underlying	Price on
	Modification	Warrants	Measurement	Exercise	Expected	Expected	Dividend	Risk Free
Description	Date	Granted	Date	Price	Term	Volatility	Yield	Rate
Series B	1/27/2014	157,846	$7.00	$45.00	5.00	150.00%	0.00%	1.61%
Series C	11/19/2014	145,399	$9.37	$12.00	5.50	94.60%	0.00%	1.64%
Repricing Series C	5/18/2015	142,957	$5.95	$9.00	5.00	96.34%	0.00%	1.46%
Series D	11/19/2014	193,865	$9.37	$9.37	0.50	93.44%	0.00%	0.07%
Repricing Series D	5/18/2015	190,609	$5.95	$5.25	0.00	226.56%	0.00%	0.02%
Series E	11/19/2014	145,399	$9.37	$15.00	7.50	94.60%	0.00%	1.64%
Repricing Series E	5/18/2015	142,957	$5.95	$9.00	7.00	96.34%	0.00%	1.87%
Rens Technology	3/3/2016	375,000	$7.00	$7.00	4.00	96.34%	0.00%	1.87%

NOTE 10 – STOCK COMPENSATION

Equity Incentive Plan

The Company increased the number of shares available for issuance under its 2012 Equity Incentive Plan (as amended, the “Plan”) from 550,000 to 850,000 in November 2016, which was approved by the Company’s shareholders in December 2016. The Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. As of June 30, 2017 588,260 shares of common stock were available for future issuances.

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

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2017:

	Shares Under Exercisable Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2016	300,340	$15.09	6.71
Options forfeited	(38,600)	$15.70
Balance at June 30, 2017	261,740	$15.72	6.20

At June 30, 2017 and December 31, 2016, the exercisable options had no intrinsic value.

The following table summarizes information about options outstanding and exercisable at June 30, 2017 that were granted under the Plan:

Exercise Price	Options Outstanding	Weighted Avg Remaining Contractual Life	Options Exercisable	Weighted Avg Remaining Contractual Life
$8.60	16,000	6.70	16,000	6.70
$10.00	40	5.39	40	5.39
$12.10	30,000	6.86	30,000	6.86
$12.50	81,700	6.96	60,221	4.98
$13.45	2,000	6.98	1,000	6.98
$13.50	12,000	6.99	9,049	6.99
$17.50	100,000	5.61	100,000	5.61
$32.00	15,000	4.04	15,000	4.04
$34.50	5,000	4.07	5,000	4.07
	261,740		236,310

As of June 30, 2017, 236,310 options have vested and 25,430 options remain unvested. The vesting terms range from 4.0 to 7.5 years and the vested options have a weighted average remaining term of 6.06 years and weighted average exercise price of $15.72 per share.

Restricted Stock

The following table summarizes restricted stock awards activity for the six months ended June 30, 2017:

	Shares	Weighted Average Grant Date Share Price
Restricted stock awards unvested at December 31, 2016	53,857	$2.74
Granted	-
Vested	44,957	2.14
Restricted stock awards unvested at June 30, 2017	8,900	$1.00

At June 30, 2017, the weighted-average remaining vesting period of unvested restricted stock awards was .15 years.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Stock-Based Compensation:

Stock-based compensation was $41 and $129 for the three months ended June, 2017 and 2016, respectively, and $82 and $226 for the six months ended June, 2017 and 2016, respectively. Stock-based compensation consists of expenses related to the issuance of stock options and restricted stock.

The aggregate unrecognized compensation expense of stock options and restricted stock at June 30, 2017 was $277, which will be recognized through January 2019.

Note 11 – Commitments and Contingencies

Supply Agreement

On November 18, 2016, the Company entered into an Amended Supply Agreement with DIL Technologie GmbH (“DIL”). Pursuant to the agreement (and so long as the agreement is effective), DIL will manufacture and supply the Company with Fortetropin®, the active ingredient for its products, and the Company will purchase quantities of Fortetropin® from DIL in its discretion. DIL will manufacture the formula exclusively for the Company in perpetuity, and may not manufacture the formula for other entities (but may manufacture it for its own non-commercial research). The Company agreed, commencing January 2017, to pay DIL €10,000 (approximately $11,000) per month for collaborative research. The monthly payments terminate upon the earlier of: (a) the date that the Company orders additional product in accordance with the terms of the agreement and (b) December 31, 2018, and the Company has no further financial obligations to DIL thereafter. The Company also agreed to pay DIL €400,000 (approximately $525,000) in satisfaction of all prior liabilities and obligations under its prior agreements with DIL. The agreement expires on December 31, 2018, and the Company has the unilateral right to renew the agreement for subsequent one-year terms. At June 30, 2017, the future minimum payments under the supply agreement were as follows:

(In thousand $)
Years Ended December 31,	Amount
2017 (remaining six months)	$60
2018	132
Total	$192

Operating Lease

The Company leases its corporate offices under an operating lease. The term of the lease is five years commencing on January 1, 2015 and expiring on December 31, 2019. The Company has two options to renew our lease for an additional three years each. At June 30, 2017, the future minimum lease payments under the non-cancellable operating lease in excess of one year is as follows:

(In thousand $)
Years Ended December 31,	Amount
2017 (remaining six months)	$35
2018	71
2019	72
Total	$178

Rent expense including common area maintenance charges and taxes for the three months ended June 30, 2017 and 2016 was $22 and $23, respectively, and for the six months ended June 30, 2017 and 2016 was $43 and $45, respectively.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Defined Contribution Plan

The Company established a 401(K) Plan (the “401(K) Plan”) for eligible employees of the Company effective April 1, 2014. Generally, all employees of the Company who are at least twenty-one years of age and who have completed three months of service are eligible to participate in the 401(K) Plan. The 401(K) Plan is a defined contribution plan that provides that participants may make salary deferral contributions of up to the statutory maximum allowed by law (subject to catch-up contributions) in the form of voluntary payroll deductions. The Company’s matching contribution is equal to 100 percent on the first four percent of a participant’s compensation which is deferred as an elective deferral. The Company’s aggregate matching contributions were $4 and $9 for the three months ended June 30, 2017 and 2016, respectively, and $9 and $16 for the six months ended June 30, 2017 and 2016, respectively.

Product Liability

As a manufacturer of nutritional supplements that are ingested by consumers, the Company may be subject to various product liability claims. Although we have not had any claims to date, it is possible that future product liability claims could have a material adverse effect on our business or financial condition, results of operations or cash flows. The Company currently maintains product liability insurance of $5 million per-occurrence and a $10 million annual aggregate coverage. At June 30, 2017 and December 31, 2016, the Company had not recorded any accruals for product liability claims.

Research Study

In April 2017 the Company entered into an agreement with the College of Veterinary Medicine at Kansas State University to study the impact of Fortetropin on reducing muscle atrophy in dogs after ligament tear repair surgery. The study is expected to cost $32, began in the second quarter of 2017 and is expected to be completed by the second quarter of 2018.

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

On December 17, 2015, concurrent with the execution of the Purchase Agreement with RENS Technology Inc., the Company issued an unsecured promissory note in the principal amount of $575 (the “Note”) to Gan Ren, a related party of RENS Agriculture and the son of Ren Ren, one of our directors. The Note accrued interest at a rate of 8% per annum and matured (the “Maturity Date”) on December 17, 2016. On the Maturity Date, the Note and accrued interest of $46 were automatically converted into 225,864 shares of Common Stock at $2.75 per share.

On December 17, 2015, we entered into the Purchase Agreement with Rens Technology Inc. (the “Purchaser”), an entity which is controlled by Ren Ren, who is currently a director of the Company and its largest stockholder. For additional information refer to Note 1 – Strategic Investment Transaction. The Board agreed to issue Mr. Ren 18,182 shares of the Company’s common stock upon completion of the first tranche of the Financing for his services to the Company as a member of the Board. (See Note 13 - Legal Proceedings)

In January 2017, the Company entered into a sales agreement with RENS Agriculture for $116. As a result of the ongoing litigation, the Company recorded bad debt expense of $59 related to the receivable due from RENS Agriculture.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

On April 11, 2017, the Court denied the Company’s application for a prejudgment attachment of the 1,500,000 shares of common stock and warrant and a preliminary injunction in aid of the attachment to prevent a sale, transfer, or hypothecation of those shares and warrant, and vacating the preliminary restraints which it had previously entered. However, the Court noted that the Company had demonstrated a likelihood of success on the merits of the breach of contract claim. An application by RENS Technology to dismiss the complaint and various pre-trial discovery applications by both parties is scheduled for oral argument in September 2017.

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

In February 2014, we expanded our commercial operations into the age management market through a distribution agreement with Cenegenics Product and Lab Services, LLC (“Cenegenics”), under which Cenegenics distributed and promoted a proprietary formulation containing Fortetropin through its age management centers and its community of physicians focused on treating a growing population of patients focused on proactively addressing age-related health and wellness concerns. The distribution agreement with Cenegenics expired in December 2016. As of December 31, 2016 we recognized all of the deferred revenue. In May 2017, we received a purchase order from Cenegenics to deliver more product to them in 2017. We recorded the $20 received as a down payment as deferred revenue and once the product is shipped later in the year we will recognize revenue accordingly

During the second quarter of 2015 we launched Rē Muscle HealthTM, our own direct-to-consumer portfolio of muscle health bars, meal replacement shakes and daily supplement powders each powered by a full 6.6 gram single serving dose of Fortetropin. Our Rē Muscle Health products were previously sold through our e-commerce website, remusclehealth.com, and amazon.com. In March 2017, the Company stopped selling these products.

In March 2017 we launched our Fortetropin®-powered product line formulated to support the vital role of muscle in overall well-being as well as in fitness. Qurr is a line of flavored puddings, powders, and shakes all proven to be safe for daily use. Qurr’s muscle-focused, natural, over-the-counter products are available through convenient direct online ordering without a prescription. All Qurr products are blended with Fortetropin®, MYOS’ proprietary ingredient which has been clinically demonstrated to reduce serum myostatin levels, which helps increase muscle size and lean body mass. MYOS’ earlier product formulations featuring Fortetropin® have become part of the daily routine of many athletes and fit-conscious people. We continue to pursue additional distribution and branded sales opportunities. We expect to continue developing our own core branded products in markets such as functional foods, sports and fitness nutrition and rehab and restorative health and to pursue international sales opportunities. There can be no assurance that we will be able to secure distribution arrangements on terms acceptable to the Company, or that we will be able to generate significant sales of our current and future branded products.

Strategic Investment Transaction

On December 17, 2015, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with RENS Technology Inc. (the “Purchaser”), pursuant to which the Purchaser agreed to invest $20.25 million in the Company (the “Financing”) in exchange for (i) an aggregate of 3,537,037 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”), and (ii) warrants to purchase an aggregate of 884,259 shares of Common Stock (the “Warrants”, and together with the Shares, the “Securities”). The Purchaser agreed to purchase the Securities in three tranches over twenty-four months. In the first tranche, which closed on March 3, 2016, the Purchaser acquired 1,500,000 Shares and 375,000 Warrants (the “Initial Warrant”) for $5.25 million. In the second tranche, which was to close within six months of the closing of the first tranche, the Purchaser agreed to acquire 925,926 Shares and 231,481 Warrants (the “Second Warrant”) for $5.0 million. In the third tranche, which was to close within eighteen months of the closing of the second tranche, the Purchaser agreed to acquire 1,111,111 Shares and 277,778 Warrants (the “Third Warrant”) for $10.0 million. Each of the Warrants was to be immediately exercisable upon issuance, was to expire five years after issuance and was to have the following exercise prices: (a) $7.00 per share for the Initial Warrant, (b) $10.80 per share for the Second Warrant and (c) $18.00 per share for the Third Warrant. In addition, the Company agreed: (i) that the Purchaser will have the right to appoint four persons to the Company’s board of directors, subject to adjustment based on the Purchaser’s ownership percentage of the Company; (ii) to provide the Purchaser with a right to participate in 50% (or 100% if shares are to be issued for less than $3.50 per share) of any future financings pursued by the Company within 12 months from the closing of the third tranche of the Financing; and, (iii) until the closing of the third tranche, the Company would not take certain actions, including issuing shares (except for certain permitted issuances) or appointing new officers and directors, without the Purchaser’s consent (collectively, the “Purchaser’s Rights”). In addition, on December 17, 2015, the Company issued a convertible note in the amount of $575 to Gan Ren, a related party of RENS Agriculture. The convertible note provided short-term funding to the Company prior to the closing of the first tranche of the Financing. On December 17, 2016 the convertible note and accrued interest was converted into 225,860 shares at $2.74 per share.

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

On April 11, 2017, the Court denied the Company’s application for a prejudgment attachment of the 1,500,000 shares of common stock and warrant and a preliminary injunction in aid of the attachment to prevent a sale, transfer, or hypothecation of those shares and warrant, and vacating the preliminary restraints which it had previously entered. However, the Court noted that the Company had demonstrated a likelihood of success on the merits of the breach of contract claim. An application by RENS Technology to dismiss the complaint and various pre-trial discovery applications by both parties is scheduled for oral argument in September 2017.

Clinical and Basic Research Programs

We invest in research and development activities externally through academic and industry collaborations aimed at enhancing our products, optimizing manufacturing and broadening the product portfolio. We have developed the following collaborations with various academic centers:

●

In April 2017, we entered into an agreement with the College of Veterinary Medicine at Kansas State University to study the impact of Fortetropin on reducing muscle atrophy in dogs after ligament tear repair surgery. The study is expected to cost $32 and is expected to be completed by the second quarter of 2018.

●	In May 2015, we initiated a dose response clinical study led by Jacob Wilson, Ph.D., CSCS*D, Professor of Health Sciences and Human performance at the University of Tampa, to examine the effects of Fortetropin supplementation on plasma myostatin levels at various dosing levels in young adult males and females. This study is intended to help us better define the dose response curve, the minimal effective dose and effects of Fortetropin on serum myostatin. In this double blind placebo controlled clinical study, 80 male and female subjects ranging in ages between 18 and 22 were randomized into four groups such that no significant differences in serum myostatin concentration existed between groups. Following assignment to one of the four groups, blood samples were collected to establish baseline values. Subjects were subsequently supplemented with three different doses of Fortetropin (2.0g, 4.0g and 6.6g) and a matching placebo for one week. Following a week of supplementation, blood samples were collected and serum myostatin levels were assayed. Results demonstrated that Fortetropin is effective as a myostatin reducing agent at daily doses of 4.0g and 6.6g. This research, which continues to build upon our current knowledge of Fortetropin, may result in the formulation of new products. Data from this study was presented at the 2016 International Conference on Frailty & Sarcopenia in April 2016.

●	In May 2014, we entered into an agreement with the University of Tampa to study the effects of Fortetropin supplementation in conjunction with modest resistance training in average men. The study was a double-blind, placebo-controlled trial which examined the effects of Fortetropin on skeletal muscle growth, lean body mass, strength, and power in recreationally trained males. Forty-five subjects were divided into placebo, 6.6g and 19.8g dosing arms of Fortetropin daily for a period of 12 weeks. Results demonstrated a statistically significant increase in both muscle thickness and lean body mass in subjects taking Fortetropin compared to placebo. Additionally, a statistically significant decrease in fat mass in subjects in the 19.8g arm was noted. The clinical study also analyzed blood myostatin, follistatin and cytokines levels via high-sensitivity enzyme-linked immunosorbent assay (“ELISA”) based spectrophotometric. Serum was analyzed for a plethora of relative cytokine levels via high-sensitivity enhanced chemiluminescent-based methods. The Interferon-Gamma (“IFN-γ”) inflammatory cytokine protocol screening showed no statistically significant changes in serum levels of IFN-γ for subjects in the placebo group. However, subjects in both Fortetropin daily dosing arms experienced statistically significant decreases (p < 0.05) in serum levels of the IFN-γ inflammatory cytokine. IFN-γ is recognized as a signature pro-inflammatory cytokine protein that plays a central role in inflammation and autoimmune diseases. Excess levels of inflammatory cytokines are associated with muscle-wasting diseases such as sarcopenia and cachexia. The lipid serum safety protocol demonstrated that daily use of Fortetropin at recommended and three times the recommended dose had no adverse lipid effect and did not adversely affect cholesterol, HDL or triglyceride levels. Data from the study was presented at the American College of Nutrition’s 55th annual conference. A separate mechanism of action study at the University of Tampa demonstrated that in addition to reducing serum myostatin levels, Fortetropin showed activity in mTOR and Ubiquitin pathways, two other crucial signaling pathways in the growth and maintenance of healthy muscle. Specifically, the preclinical data showed that Fortetropin up-regulates the mTOR regulatory pathway. The mTOR pathway is responsible for production of a protein kinase related to cell growth and proliferation that increases skeletal muscle mass. Up-regulation of the mTOR pathway is important in preventing muscle atrophy. We believe Fortetropin’s ability to affect the mTOR pathway may have a significant impact in treating patients suffering from degenerative muscle diseases and suggests that Fortetropin-based products may help slow muscle loss secondary to immobility and denervation. The preclinical data also demonstrated that Fortetropin acts to reduce the synthesis of proteins in the Ubiquitin pathway, a highly selective, tightly regulated system that serves to activate muscle breakdown. Over-production in the Ubiquitin pathway is responsible for muscle degradation. We believe Fortetropin’s ability to regulate production in the Ubiquitin pathway may have significant implications for repairing age-related muscle loss and for patients suffering from chronic diseases causing cachexia.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

	Three Months June 30,		Change
	2017	2016	Dollars	%

Net revenues	$59	$66	$(7)	-10%
Cost of sales	44	49	(5)	-10%
Gross profit	15	17	(2)	-12%
as a % of net revenues	25%	26%
Operating expenses:
Selling and marketing	186	527	(341)	-65%
Research & development	22	5	17	340%
Personnel and benefits	371	399	(28)	-7%
Shared based compensation	41	129	(88)	-69%
General and administrative	373	395	(22)	-5%
Amortization of acquired intangibles	72	53	19	36%
Bad debt	59	-	59	-
Total operating expenses	1,124	1,508	(384)	-25%

Operating loss	(1,109)	(1,491)	382	-26%

Other income (expense), net	3	(12)	15	1%

Net loss	$(1,106)	$(1,503)	$397	26%

Net revenues

Net revenues for the three months ended June 30, 2017 decreased 10% to $59 compared to net revenues for the three months ended June 30, 2016. The decrease in net revenues was primarily due to lower revenues of our discontinued brand of Rē Muscle Health products, which we began selling in the second quarter of 2015 and stopped in March 2017.

Cost of sales

Cost of sales for the three months ended June 30, 2017 decreased 10% to $44 compared to cost of sales for the three months ended June 30, 2016. The decrease was primarily due to lower net sales and inventory write-offs in the three months.

Operating expenses

Operating expenses for the three months ended June 30, 2017 decreased 25% to $1,124, compared to operating expenses for the three months ended June 30, 2016. The decrease is due primarily to decreases in selling and marketing expenses of $341, personnel and benefits of $28, share based compensation of $88, general and administrative of $22, offset by a $17 increase in research & development, a $19 increase in amortization of acquired intangibles relating to our new website and a $59 bad debt for the three months ended June 30, 2017.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

	Six Months Ended June 30,		Change
	2017	2016	Dollars	%

Net revenues	$209	$261	$(52)	-20%
Cost of sales	179	262	(83)	-32%
Gross profit	30	(1)	31	N/M
as a % of net revenues	14%	-	N/M	N/M
Operating expenses:
Selling and marketing	486	688	(202)	-29%
Research & development	22	5	17	340%
Personnel and benefits	663	790	(127)	-16%
Shared based compensation	82	226	(144)	-64%
General and administrative	825	841	(16)	-2%
Amortization of acquired intangibles	124	105	19	19%
Loss on asset impairments / bad debt	59	44	15	34%
Total operating expenses	2,261	2,699	(438)	-16%

Operating loss	(2,231)	(2,700)	469	18%

Other income (expense), net	8	(23)	31	18%

Net loss	$(2,223)	$(2,723)	$500	18%

N/M = Percent change not meaningful

Net revenues

Net revenues for the six months ended June 30, 2017 decreased 20% to $209 compared to net revenues for the six months ended June 30, 2016. The decrease in net revenues was primarily due to lower revenues of our discontinued brand of Rē Muscle Health products, which we began selling in the second quarter of 2015 and stopped in March 2017.

Cost of sales

Cost of sales for the six months ended June 30, 2017 decreased 32% to $179 compared to cost of sales for the six months ended June 30, 2016. The decrease was primarily due to lower net sales and inventory write-offs in the six months ended June 30, 2016.

Operating expenses

Operating expenses for the six months ended June 30, 2017 decreased 16% to $2,261, compared to operating expenses for the six months ended June 30, 2016. The decrease is due primarily to decreases in selling and marketing expenses of $202, personnel and benefits of $127, share based compensation of $144, general and administrative of $16, offset by increase in research & development of $17, amortization of acquired intangibles of $19, increase in impairments / bad debt of $15 during the six months ended June 30, 2017.

Liquidity and Capital Resources

Working capital at June 30, 2017 and December 31, 2016 is summarized as follows:

	June 30,	December 31,	Increase
	2017	2016	(Decrease)
Current Assets:
Cash	$1,144	$1,866	$(722)
Accounts receivable, net	8	8	-
Inventories, net	1,855	1,862	(7)
Prepaid expenses and other assets	315	85	230
Total current assets	$3,322	$3,821	$(499)
Current liabilities:
Accounts payable	$35	$226	$(191)
Accrued expenses and other current liabilities	279	361	(82)
Deferred revenue	20	56	(36)
Total current liabilities	$334	$643	$(309)

Working capital decreased $190 to $2,988 at June 30, 2017 compared to $3,178 at December 31, 2016. Changes in working capital components were as follows:

●	Cash decreased $722 for the six months ended June 30, 2017 primarily due to net cash used in operating activities of $2,523 and deferred offering costs of $125 less $1,926 received from proceeds of issuance of common stock in February 2017.

●	Inventories, net decreased slightly by $7 during the six months ended June 30, 2017.

●	Prepaid expenses and other current assets increased $230 primarily due to an increase in DIL contract payments of $121, an increase in insurance premiums of $57 and an increase in other prepaid expenses of $52.

●	Accounts payable decreased $191 primarily due to the timing of payments under new vendor processing and lower spending.

●	Accrued expenses and other current liabilities decreased $82 primarily due to a decrease of $71 in accrued professional fees, a $11 decrease in other liabilities.

At June 30, 2017, the Company had cash of $1,144 and total assets of $5,437 (which includes $1,783 of net intangible assets). Summarized cash flows for the six months ended June 30, 2017 and 2016 are as follows:

	Six Months Ended June 30,
	2017	2016	Change

Net cash used in operating activities	$(2,523)	$(2,173)	$(350)
Net cash used in investing activities	-	(1)	1
Net cash provided by financing activities	1,801	5,041	(3,240)
Net increase/(decrease) in cash	$(722)	$2,867	$(3,589)

Net cash used in operating activities represents net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2017 decreased $350 compared to the six months ended June 30, 2016 primarily due to lower operating expenses. For additional information about the changes in operating assets and liabilities refer to the above discussion on working capital.

Net cash provided by financing activities includes proceeds from borrowing and issuing equity instruments. Net cash provided by financing activities for the six months ended June 30, 2017 includes net proceeds of $1,926 relating to the sale of securities on February 7, 2017 to an institutional investor in a direct offering of 500,000 shares offset by deferred offering costs of $125.

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

The Company may seek to raise additional capital through the issuance of debt or equity securities. However, there is no assurance that such financing will be available on acceptable terms, if at all.

Long-term Contractual Obligations

At June 30, 2017, the Company’s enforceable and legally binding contractual obligations include future minimum lease payments under a non-cancellable operating lease and purchase obligations under a long-term supply agreement.

Supply Agreement

At June 30, 2017, the future minimum payments under the supply agreement were as follows:

Years Ended December 31,	Amount
2017 (remaining six months)	$60
2018	132
Total	$192

The agreement expires on December 31, 2018, and the Company has the unilateral right to renew the agreement for subsequent one-year terms.

For additional information about the supply agreement refer to “NOTE 11 – Commitments and Contingencies – Supply Agreement” in the notes to condensed consolidated financial statements.

At June 30, 2017, the future minimum lease payments under the non-cancellable operating lease were as follows:

Years Ended December 31,	Amount
2017 (remaining six months)	$35
2018	71
2019	72
Total	$178

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

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2017-09, Compensation – Stock Compensation (Topic 718). The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This update is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The Company is in the process of evaluating the effect of ASU 2017-09.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” The amendments in this Update relate to eight specific types of cash receipts and cash payments which current U.S. GAAP either is unclear or does not include specific guidance on the cash flow classification issues. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company has adopted the provisions of this ASU for its fiscal year beginning January 1, 2018. The adoption of ASU 2016-15 did not have a significant impact on its consolidated financial statements.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee share-Based Payment Accounting (ASU 2016-09”). ASU 2016-09 provides guidance designed to simplify several aspects of the accounting for share-based payment transactions, including guidance relating to accounting for income taxes with respect to share-based payment awards; providing generally that excess tax benefits related to share-based awards should be recorded as a reduction to income tax expense (currently, excess tax benefits generally are recorded to additional-paid-in-capital); providing generally that excess tax benefits related to share-based awards should be classified along with other income tax cash flows as an operating activity (currently, excess tax benefits generally are separated from other income tax cash flows and classified as a financing activity); providing that an entity may make an accounting policy election either to base compensation cost accruals on the number of awards expected to vest (as required by current guidance) or to account for forfeitures when they occur; modifying the current exception to liability classification such that partial cash settlement of an award for tax withholding purposes would not result, by itself, in liability classification of the award if the amount withheld does not exceed the maximum statutory tax rate in the employees’ applicable jurisdictions (currently, an award cannot qualify for equity classification, rather than liability classification, if the amount withheld exceeds the minimum statutory withholding requirements); and providing that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity on the statement of cash flows (currently there is no authoritative guidance addressing this classification issue). The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Depending on the particular issue addressed by the guidance, application of the guidance will be made prospectively, retrospectively or subject to a retrospective transition method. The adoption of ASU 2016-09 did not have a significant impact on the consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will continue to primarily depend on its classification as a finance or operating lease. However, unlike U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. ASU 2016-02 is effective beginning January 1, 2019, with early application permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements.

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

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, equity and the disclosures of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future non-conforming events. Accordingly, the actual results could differ significantly from estimates. Significant items subject to such estimates include but are not limited to the valuation of stock-based awards, measurement of allowances for doubtful accounts and inventory reserves, the selection of asset useful lives, fair value estimations used to test long-lived assets, including intangibles, for impairment and provisions necessary for assets and liabilities. The Company has recorded minimal sales to its distributors during the past seven consecutive quarters and has only recently launched its Qurr portfolio of branded products. Management’s estimates, including evaluation of impairment of long-lived assets and inventory reserves are based in part on forecasted future results. A variety of factors could cause actual results to differ from forecasted results and these differences could have a significant effect on asset carrying amounts.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 11, 2017, the Court denied the Company’s application for a prejudgment attachment of the 1,500,000 shares of common stock and warrant and a preliminary injunction in aid of the attachment to prevent a sale, transfer, or hypothecation of those shares and warrant, and vacating the preliminary restraints which it had previously entered. However, the Court noted that the Company had demonstrated a likelihood of success on the merits of the breach of contract claim. An application by RENS Technology to dismiss the complaint and various pre-trial discovery applications by both parties is scheduled for oral argument in September 2017.

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

MYOS RENS TECHNOLOGY INC.

Date: August 14, 2017	By:	/s/ Joseph Mannello
Name: Joseph Mannello
Title: Chief Executive Officer

