Form 10-Q
period 2017-09-30
MYOS RENS TECHNOLOGY INC.
filed 2017-11-09
CIK 1402479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

As of November 9, 2017, the registrant had 6,344,372 shares of common stock outstanding.

MYOS RENS TECHNOLOGY INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash	$468	$1,866
Accounts receivable, net	56	8
Inventories, net	1,821	1,862
Prepaid expenses and other current assets	500	85
Total current assets	2,845	3,821

Deferred offering costs	125	-
Fixed assets, net	194	233
Intangible assets, net	1,711	1,907
Total assets	$4,875	$5,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107	$226
Accrued expenses and other current liabilities	368	361
Deferred revenue	10	56
Total current liabilities	485	643

Total liabilities	485	643

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 500,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 12,000,000 shares authorized at September 30, 2017 and December 31, 2016; 5,844,372 and 5,344,372 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	6	5
Additional paid-in capital	35,146	33,099
Accumulated deficit	(30,762)	(27,786)
Total stockholders’ equity	4,390	5,318

Total liabilities and stockholders’ equity	$4,875	$5,961

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net revenues	$160	$39	$369	$300
Cost of sales	65	30	244	292
Gross profit	95	9	125	8
Operating expenses
Selling, marketing and advertising	90	97	557	778
Research & development	1	4	42	16
Personnel and benefits	269	281	932	1,071
Share-based compensation	39	38	121	264
General and administrative	382	391	1,206	1,233
Amortization of acquired intangibles	71	53	196	157
Bad debt	-	-	59	-
Loss on asset impairment	-	-	-	44
Total operating expenses	852	864	3,113	3,563
Operating loss	(757)	(855)	(2,988)	(3,555)

Other income (expense)
Other income	5	-	13	-
Interest (expense)	(1)	(11)	(1)	(34)
Total other income (expense, net)	4	(11)	12	(34)

Net loss	$(753)	$(866)	$(2,976)	$(3,589)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.13)	$(0.17)	$(0.52)	$(0.76)

Weighted average number of common shares outstanding:
Basic and diluted	5,844	5,064	5,773	4,708

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(2,976)	$(3,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	39	41
Amortization	196	157
Provision for inventory reserve	(2)	94
Accretion of contract liability	-	8
Share-based compensation	121	264
Bad debt	(59)	-
Impairment charge	-	44
Changes in operating assets and liabilities:
Decrease in accounts receivable	11	405
Decrease (increase) in inventories	43	(480)
(Increase) decrease in prepaid expenses and other current assets	(415)	461
Decrease in deferred revenue	(46)	-
Decrease in accounts payable and accrued expenses	(112)	(436)
Net cash used in operating activities	(3,200)	(3,031)

Cash Flows From Financing Activities:
Repayment of term note	-	(100)
Deferred offering costs	(125)	(109)
Proceeds from registered direct offering of common stock, net of offering costs	1,927	5,250
Net cash provided by financing activities	1,802	5,041

Net (decrease) increase in cash	(1,398)	2,010
Cash at beginning of period	1,866	879
Cash at end of period	$468	$2,889

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	-	2

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Nature of Operations

MYOS RENS Technology Inc. is an emerging bio-nutrition and bio-therapeutics company focused on the discovery, development and commercialization of products that improve muscle health and function. The Company was incorporated under the laws of the State of Nevada on April 11, 2007. On March 17, 2016, the Company merged with its wholly-owned subsidiary and changed its name from MYOS Corporation to MYOS RENS Technology Inc. As used in these financial statements, the terms “the Company”, “MYOS”, “our”, or “we”, refers to MYOS RENS Technology Inc. and its subsidiary, unless the context indicates otherwise. The Company’s activities are subject to significant risks and uncertainties.

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

During the second quarter of 2015 we launched Rē Muscle HealthTM, our own direct-to-consumer portfolio of muscle health bars, meal replacement shakes and daily nutrition powders each powered by a full 6.6 gram single serving dose of Fortetropin. In March 2017, the Company stopped selling these products.

In March 2017, the Company launched Qurr®, a line of flavored puddings, powders and shakes all shown to be safe for daily use. This Fortetropin®-powered product line is formulated to support the vital role of muscle in overall well-being as well as in fitness. Qurr’s muscle-focused, over-the-counter products are available through convenient direct online ordering. All Qurr® products are blended with Fortetropin®, MYOS’ proprietary ingredient, which has been clinically demonstrated to reduce serum myostatin levels, which helps increase muscle size and lean body mass. MYOS’ earlier product formulations featuring Fortetropin® have become part of the daily routine of many athletes and fit-conscious people.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

On January 6, 2017, the Company commenced an action in the Supreme Court of New York, County of New York, (the “Court”) against the Purchaser, RENS Agriculture Science & Technology Co., Ltd (“RENS Agriculture”), the parent company of the Purchaser, and Ren Ren, a principal in both entities and a director of the Company, arising from the Purchaser’s breach of the Securities Purchase Agreement.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

On April 11, 2017, the Court denied the Company’s application for a prejudgment attachment of the Purchaser’s acquired shares and warrant and a preliminary injunction in aid of the attachment to prevent a sale, transfer, or hypothecation of such securities, and vacating the preliminary restraints which it had previously entered. However, the Court noted that the Company’s had demonstrated a likelihood of success on the merits of the breach of contract claim. An application by the Purchaser to dismiss the complaint and various pre-trial discovery applications by both parties was scheduled for oral argument, but we thereafter amended the complaint in August 2017. The amended complaint repeated most of the initial claims but added a number of additional claims against RENS Agriculture, Mr. Ren and two additional Chinese defendants, including a claim against RENS Agriculture for breaching the exclusive distribution agreement, as well as claims against all defendants for theft and misappropriation of our confidential proprietary information and trade secrets, breach of fiduciary duty and duty of loyalty, misappropriation of corporate opportunity, unfair competition and a number of other torts. The Company is seeking damages and injunctive relief. The Purchaser has filed a motion to dismiss the amended complaint, which is still pending.

On August 16, 2017, the Purchaser commenced an action in the District Court of Clark County in the State of Nevada against the Company and Joseph Mannello, the Company’s then interim Chief Executive Officer, alleging that Mr. Mannello had breached his fiduciary duties and was grossly negligent in managing our Company. The action seeks monetary damages and injunctive relief from Mr. Mannello as well as the appointment of a receiver over the Company. Subsequently, the Purchaser submitted a petition to appoint a receiver and the Company and Mr. Mannello submitted a motion to dismiss the action, both of which are currently pending and are due to be heard in December 2017.

Going Concern and Liquidity

The accompanying financial statements have been prepared in accordance with U.S. GAAP, which contemplates the continuation of the Company as a going concern. As of September 30, 2017 the Company had cash of $468 and working capital of $2,360 (current assets of $2,845 less current liabilities of $485). Subsequent to the end of the quarter, on October 26, 2017 the Company raised $1,070 from the sale of 500,000 shares of common stock at $2.144 per share. (See Note 14).

The Company continues to incur recurring losses from operations and had a net loss of $4,341 for the year ended December 31, 2016. For the three months ended September 30, 2017 and 2016 the Company incurred a net loss of $753 and $866, respectively. For the nine months ended September 30, 2017 and 2016, the Company incurred a net loss of $2,976 and $3,589, respectively. For the nine months ended September 30, 2017 and 2016, net cash used in operating activities was $3,200 and $3,031, respectively.

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

September 30, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

At-the-Market Offering

On February 21, 2017, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC which established an at-the-market equity program pursuant to which the Company may offer and sell up to $6.0 million of its shares of common stock from time to time through H.C. Wainwright. The Company incurred $125 of deferred offering costs in connection with this program which it has recorded as a long term other asset on the accompanying balance sheet. As of September 30, 2017 there were no shares sold under this program. Subsequent to the end of the quarter, on October 26, 2017 the Company raised $1,070 through the sale of 500,000 shares of common stock at $2.144 per share under the program. (See Note 14)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company has recorded minimal sales to its distributors during the past twelve consecutive quarters, and has only recently launched its Qurr® portfolio of branded products. Management’s estimates, including evaluation of impairment of long-lived assets and inventory reserves are based in part on forecasted future results. A variety of factors could cause actual results to differ from forecasted results and these differences could have a significant effect on the asset carrying amounts.

Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At September 30, 2017 and December 31, 2016, the Company had no cash equivalents.

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

Accounts Receivable, net

Accounts receivable consist primarily of trade amounts due from customers and from un-cleared credit card transactions. It also includes holdback amounts from credit card companies. Accounts receivable are recorded at invoiced amounts and do not bear interest.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. Once the offering is completed, the costs are charged against the capital raised. Should the offering not be completed, deferred offering costs will be charged to operations during the period in accordance with SEC guidance. Deferred offering costs as of September 30, 2017 were $125 relating to legal and accounting fees for the at-the-market transaction. These costs will be charged against the proceeds of future transactions under this program.

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

The Company reviews fixed assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. If the assets are determined to be unrecoverable, an impairment loss is calculated by determining the difference between the carrying values and the estimated fair value. The Company did not consider any of its fixed assets to be impaired during the nine months ended September 30, 2017 and 2016.

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

During the year ended December 31, 2016, the Company recorded an impairment of $44. The impairment was related to the write-off of capitalized patent costs due to the unlikelihood of certain patents being issued.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

In March 2017, the Company launched a new product line on its e-commerce website www.qurr.com. The Company capitalized costs of $380 to be amortized over 5 years starting with the launch of the website in March 2017 at $19 per quarter.

Intangible assets at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30,	December 31,
(In thousand $)	2017	2016
Intangibles with finite lives:
Intellectual property	$2,101	$2,101
Website - qurr.com	380	380
Less: accumulated amortization	(770)	(574)
Total intangible assets, net	$1,711	$1,907

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense is estimated to be as follows:

(In thousand $)
Years Ended December 31,	Amount
2017 (remaining three months)	$72
2018	286
2019	286
2020	286
2021	286
2022	286
2023	203
Total	$1,711

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

Based on twelve consecutive quarters of minimal revenues combined with changes in the sales channels through which the Company sells its products and an inability to predict future orders, if any, the Company tested the intellectual property for impairment in the fourth quarter of 2016 and determined that the asset value was recoverable and therefore no impairment was recognized. The Company’s management tests intangible assets for impairment annually or when events or circumstances occur that may indicate importance. The Company made an assessment that there were no impairments of intangible assets as of December 31, 2016. There have been no subsequent events that have occurred to indicate any impairment as of September 30, 2017.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers which amended FASB Accounting Standards Codification® (“ASC”) by creating Topic 606. The FASB also issued the following amendments to ASU No. 2014-09 to provide clarification on the guidance:

●	ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date
●	ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent (Reporting Revenue Gross vs Net)
●	ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing
●	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients

The adoption of Topic 606 is required for public entities for reporting periods beginning after December 15, 2017. The Company has evaluated  the effects of ASU 2014-09 on the financial statements and believes the effects will be  insignificant.

Currently, the Company records revenue from product sales when persuasive evidence of an arrangement exists, product has been shipped or delivered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Product sales represent revenue from the sale of products and related shipping amounts billed to customers, net of promotional discounts, rebates, and return allowances. Depending on individual customer agreements, sales are recognized either upon shipment of product to customers or upon delivery. With respect to direct-to-consumer sales, both title and risk of loss transfer to customers upon our delivery to the customer. The Company’s gross product sales may be subject to sales allowances and deductions in arriving at reported net product sales. For example, the Company may periodically offer discounts and sales incentives to customers to encourage purchases. Sales incentives are treated as a reduction to the purchase price of the related transaction. Reductions from gross sales for customer discounts and rebates have been minimal, and sales allowances for product returns have not been provided since under our existing arrangements customers are not permitted to return product except for non-conforming product.

Deferred Revenue

The Company recognizes revenue from bulk product sales when product is shipped to customers or upon delivery. Deposits received with a purchase order are recorded as deferred revenue on the balance sheet. Deferred revenue of $10 as of September 30, 2017 represents revenue in connection with a purchase order received in April 2017 for which we received $20 down payment for product to be shipped and paid for later in the year. We shipped 50% of the product during the three months ended September 30, 2017 and therefore recognized $10 of deferred revenue as revenue for the period. The deferred revenue from December 31, 2016 represents a purchase order received in October 2016 along with $56 down payment. The order was shipped in January 2017.

Advertising

The Company charges the costs of advertising to selling and marketing as incurred. Advertising and promotional costs were $83 and $64 for the three months ended September 30, 2017 and 2016, respectively, and $395 and $433 for the nine months ended September 30, 2017 and 2016, respectively.

Research and Development

Research and development expenses consist primarily of salaries, benefits, and other related costs, including stock-based compensation, for personnel serving in our research and development functions, and other internal operating expenses, the cost of manufacturing our product for clinical study, the cost of conducting those studies and the cost of conducting preclinical and research activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are initially capitalized and are then recognized as an expense as the related goods are consumed or the services are performed. Research and development expenses were $1 and $4 for the three months ended September 30, 2017 and 2016, respectively, and $42 and $16 for the nine months ended September 30, 2017 and 2016, respectively.

Shipping and Handling Costs

The Company records expenses for shipping and handling of products to our customers as cost of sales. These expenses were $9 and $4 for the three months ended September 30, 2017 and 2016, respectively, and $28 and $18 for the nine months ended September 30, 2017 and 2016, respectively.

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

September 30, 2017

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

Concentrations of Credit Risk

Management regularly reviews accounts receivables, and if necessary, establishes an allowance for doubtful accounts that reflects management’s best estimate of amounts that may not be collectible based on historical collection experience and specific customer information. Bad debt expense recognized as a result of an allowance for doubtful accounts is included in operating expenses in the condensed consolidated statements of operations. If we are unable to collect our outstanding accounts receivable from our distributors, or they are unable or unwilling to purchase our products, our operating results and financial condition will be adversely affected.

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

A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement. At September 30, 2017 and December 31, 2016 the Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued expense. Due to their short-term nature, the carrying amounts of the Company’s financial instruments approximated their fair values.

Basic and Diluted Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potential dilutive securities outstanding had been issued. The Company uses the “treasury stock” method to determine the dilutive effect of common stock equivalents such as options, warrants and restricted stock. For the three and nine months ended September 30, 2017 and 2016, the Company incurred a net loss. Accordingly, the potential dilutive securities were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been antidilutive. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

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

Interest costs and penalties related to income taxes are classified as interest expense and operating expenses, respectively, in the Company’s financial statements. For the three and nine months ended September 30, 2017 and 2016, the Company did not recognize any interest or penalty expense related to income taxes. The Company files income tax returns in the U.S. federal jurisdiction and states in which it does business.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2017, FASB issued ASU No. 2017-13, Revenue from Contracts with Customers which amended FASB ASC by creating Topic 606, Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09 which supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.

The FASB also issued the following amendments to ASU No. 2014-09 to provide clarification on the guidance:

●	ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date
●	ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent (Reporting Revenue Gross vs Net)
●	ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing
●	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients

The adoption of Topic 606 is required for public entities for reporting periods beginning after December 15, 2017. This accounting guidance is effective for us beginning January 1, 2018 using one of two prescribed transition methods. We have evaluated the effect that the updated standard will have on our consolidated financial statements looking at our revenue for 2016 & 2017 and related disclosure and the Company does not expect the adoption to have a significant impact on its consolidated financial statements.

The Company will adopt the provisions of this ASU for its fiscal year beginning January 1, 2018

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718). The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This update is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2017-09 is not expected to have a significant impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017- 04, Simplifying the Test for Goodwill, which accomplishes exactly what its title indicates by eliminating the second step in the current goodwill impairment calculation. Currently there is a two-step process for determining the amount of any goodwill impairment. In Step 1 an entity determines if the carrying value of the reporting unit (for which goodwill has been recorded) exceeds the fair value of the reporting unit. If the calculation in Step 1 indicates that the carrying value of a reporting unit for which goodwill has been recorded exceeds the fair value, the entity would have to determine the implied fair value of the reporting unit’s goodwill. An impairment would be recorded to the extent that the goodwill carrying value exceeded the implied fair value of goodwill at the reporting date. The amount of any goodwill impairment must take into consideration the effects of income taxes for any tax deductible goodwill. The effective date to adopt the ASU is for fiscal years beginning after December 15, 2019. The ASU is to be applied prospectively. Early adoption is permitted. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2017-04 is not expected to have a significant impact on its consolidated financial statements.

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

September 30, 2017

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which provides guidance designed to simplify several aspects of the accounting for share-based payment transactions, including guidance relating to accounting for income taxes with respect to share-based payment awards; providing generally that excess tax benefits related to share-based awards should be recorded as a reduction to income tax expense (currently, excess tax benefits generally are recorded to additional-paid-in-capital); providing generally that excess tax benefits related to share-based awards should be classified along with other income tax cash flows as an operating activity (currently, excess tax benefits generally are separated from other income tax cash flows and classified as a financing activity); providing that an entity may make an accounting policy election either to base compensation cost accruals on the number of awards expected to vest (as required by current guidance) or to account for forfeitures when they occur; modifying the current exception to liability classification such that partial cash settlement of an award for tax withholding purposes would not result, by itself, in liability classification of the award if the amount withheld does not exceed the maximum statutory tax rate in the employees’ applicable jurisdictions (currently, an award cannot qualify for equity classification, rather than liability classification, if the amount withheld exceeds the minimum statutory withholding requirements); and providing that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity on the statement of cash flows (currently there is no authoritative guidance addressing this classification issue). The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Application of the guidance was made prospectively. The adoption of ASU 2016-09 did not have a significant impact on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will continue to primarily depend on its classification as a finance or operating lease. However, unlike U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. ASU 2016-02 is effective beginning January 1, 2019, with early application permitted. We have evaluated the adoption of ASU 2016-02 and determined that the standard would not have a significant impact on the consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes which requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented and was effective for periods beginning after December 15, 2016. The adoption of ASU 2015-17 did not have a significant impact on the consolidated financial statements.

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

September 30, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires all debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt. Prior to the issuance of this standard, debt issuance costs, which are specific incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument (i.e., third party costs), were required to be presented in the balance sheet as a deferred charge (i.e., an asset). Under ASU 2015-03, the presentation of debt issuance costs is consistent with the presentation for a debt discount, (i.e., a direct adjustment to the carrying value of the debt). ASU 2015-03 does not affect the recognition and measurement of debt issuance costs. Accordingly, the amortization of such costs should continue to be calculated using the interest method and be reported as interest expense. ASU 2015-03 was effective for us beginning January 1, 2016. The adoption of ASU 2015-03 did not have an impact on the consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The amendments in this update define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and provides related footnote disclosure requirements. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities. This update provides guidance on when there is substantial doubt about an organization’s ability to continue as a going concern and how the underlying conditions and events should be disclosed in the footnotes. It is intended to reduce diversity that existed in footnote disclosures because of the lack of guidance about when substantial doubt existed. The amendments in this update was effective for us beginning December 31, 2016. The impact of the updated guidance has been disclosed in the footnotes on its consolidated financial statements.

NOTE 4 – INVENTORIES, NET

Inventories, net at September 30, 2017 and December 31, 2016 consisted of the following:

(In thousand $)	September 30, 2017	December 31, 2016
Raw materials	$2,231	$2,378
Work in process	46	5
Finished goods	251	188
	2,528	2,571
Less: inventory reserves	(707)	(709)
Inventories, net	$1,821	$1,862

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 5 – FIXED ASSETS

Fixed assets at September 30, 2017 and December 31, 2016 consisted of the following:

(In thousand $)	September 30, 2017	December 31, 2016
Furniture, fixtures and equipment	$116	$116
Computers and software	66	66
Leasehold improvements	239	239
Other	7	7
Total fixed assets	428	428
Less: accumulated depreciation	(234)	(195)
Net book value of fixed assets	$194	$233

Depreciation expense was $13 and $14 for the three months ended September 30, 2017 and 2016, respectively, and $39 and $41 for the nine months ended September 30, 2017 and 2016, respectively. Repairs and maintenance costs are expensed as incurred.

NOTE 6 – DEBT

Convertible Note

On December 17, 2015, concurrent with the execution of the Purchase Agreement with RENS Technology Inc., the Company issued an unsecured promissory note in the principal amount of $575 (the “Note”) to Gan Ren, a related party of RENS Agriculture, and the son of Ren Ren, one of our directors. The Note accrued interest at a rate of 8% per annum and matured on December 17, 2016. On December 17, 2016, the Note and accrued interest of $46 were automatically converted into 225,864 shares of common stock at $2.75 per share.

Term Note

On September 10, 2015, the Company converted its outstanding revolving note with City National Bank, which had a termination date of August 31, 2015, into a term note (the “Term Note”). The Term Note provided that the then outstanding balance of $400 shall be payable along with interest thereon on the last day of each month in four consecutive installments of $100. At December 31, 2015, the balance under the Term Note was $100, which was subsequently paid in full January 7, 2016.

NOTE 7 – PREPAID EXPENSES, ACCRUED EXPENSES, OTHER CURRENT ASSETS AND LIABILITIES

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses and other current assets at September 30, 2017 and December 31, 2016 consisted of the following:

(In thousand $)	September 30, 2017	December 31, 2016
Prepaid insurance	$125	$27
Prepaid inventory purchases	158	1
Prepaid consulting & other	217	57
Total prepaid expenses and other current assets	$500	$85

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of estimated future payments that relate to the current and prior accounting periods. Management reviews these estimates regularly to determine their reasonableness. Accrued expenses and other current liabilities at September 30, 2017 and December 31, 2016 consisted of the following:

(In thousand $)	September 30, 2017	December 31, 2016
Advertising and promotional expenses	$171	$171
Insurance financing	93	-
Professional fees	61	88
Payroll related expenses	24	62
Deferred rent	19	40
Total accrued expenses and other current liabilities	$368	$361

Note 8 – Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2017 were as follows:

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
(In thousand $)	Shares	Amount	Capital	deficit	equity
Balance at December 31, 2016	5,344,372	$5	$33,099	$(27,786)	$5,318
Net proceeds from sale of common stock	500,000	1	1,926	-	1,927
Stock-based compensation expense	-	-	121	-	121
Net loss	-	-	-	(2,976)	(2,976)
Balance at September 30, 2017	5,844,372	$6	$35,146	$(30,762)	$4,390

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

The Rights are not exercisable until the occurrence of certain events, including a person acquiring or obtaining the right to acquire beneficial ownership of 10% or more of the Company’s outstanding common stock. The Rights are evidenced by certificates for the common stock and automatically transfer with the common stock unless they become exercisable. If the Rights become exercisable, separate certificates evidencing the Rights will be distributed to each holder of common stock. Holders of the preferred stock will be entitled to certain dividend, liquidation and voting rights. The rights are redeemable by the Company at a fixed price as determined by the Board, after certain defined events. As of September 30, 2017, the Rights have no dilutive effect on the earnings per common share calculation and no shares of preferred stock have been issued. The Company has determined that these rights have a de minimis fair value. The description and terms of the Rights are set forth in the Rights Agreement dated as of February 14, 2017 between the Company and Island Stock Transfer, as Rights Agent.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Issuance of Common Stock

The Company has periodically issued common stock in connection with certain private and public offerings. During the nine months ended September 30, 2017 and 2016, the Company has received aggregate gross proceeds of $7,375 from these offerings as follows:

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

The warrant was determined to have an estimated aggregate fair value of $480 at issuance.

The following table summarizes information about outstanding and exercisable warrants at September 30, 2017:

			Shares
		Number of	Underlying	Shares
		Shares	Warrants	Underlying
		Underlying	Exchanged,	Warrants
		Warrants	Exercised	Outstanding		Expiration
		Originally	or	and	Exercise	Term
Description	Grant Date	Granted	Expired	Exercisable	Price	in years
Series A(1)	January 27, 2014	315,676	(315,676)	-	N/A	N/A
Series B(1)	January 27, 2014	157,846	-	157,846	$45.00	1.33
Series C(2)	November 19, 2014	145,399	(142,957)	2,442	$12.00	2.63
			142,957	142,957	$9.00	2.63
Series D(2)	November 19, 2014	193,865	(193,865)	-	N/A	N/A
Series E(2)	November 19, 2014	145,399	(145,399)	-	N/A	N/A
			142,957	142,957	$9.00	4.63
Rens(3)	March 3, 2016	375,000	-	375,000	$7.00	3.42
		1,333,185	(511,983)	821,202

(1)	Issued in connection with the January 27, 2014 private placement transaction.
(2)	Issued in connection with the November 19, 2014 registered direct public offering, and subsequently revised pursuant to Warrant Exercise Agreements entered into on May 18, 2015.
(3)	Shares issued pursuant to the closing of the first tranche of the Financing with RENS Technology Inc.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

The following table summarizes the activities in warrants for the nine months ended September 30, 2017:

	Shares Underlying Warrants	Average Exercise Price
Balance at December 31, 2016	1,136,878	$15.01
Warrants expired	(315,676)	$15.00
Balance at September 30, 2017	821,202	$15.02

The following table summarizes the assumptions used to value the warrants at the issuance date using the Black-Scholes option pricing model:

		Number of
		Shares	Stock
	Grant /	Underlying	Price on
	Modification	Warrants	Measurement	Exercise	Expected	Expected	Dividend	Risk Free
Description	Date	Granted	Date	Price	Term	Volatility	Yield	Rate
Series B	1/27/2014	157,846	$7.00	$45.00	5.00	150.00%	0.00%	1.61%
Series C	11/19/2014	145,399	$9.37	$12.00	5.50	94.60%	0.00%	1.64%
Repricing Series C	5/18/2015	142,957	$5.95	$9.00	5.00	96.34%	0.00%	1.46%
Repricing Series E	5/18/2015	142,957	$5.95	$9.00	7.00	96.34%	0.00%	1.87%
Rens Technology	3/3/2016	375,000	$7.00	$7.00	4.00	96.34%	0.00%	1.87%

NOTE 10 – STOCK COMPENSATION

Equity Incentive Plan

The Company’s board of directors authorized an increase in the number of shares available for issuance under its 2012 Equity Incentive Plan (as amended, the “Plan”) from 550,000 to 850,000 in November 2016, which was approved by the Company’s shareholders in December 2016. The Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. As of September 30, 2017, 288,260 shares of common stock were available for future issuances.

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

On August 24, 2017 the Company granted an incentive stock option to its Chief Executive Officer to purchase 300,000 shares under the Plan at an exercise price of $4.00 per share to be vested in eight quarterly installments commencing September 30, 2017. We evaluated the options issued using the Black-Scholes calculation with a stock price of $1.32, time to maturity of 6 years, risk free rate of 2.19%, and annualized volatility of 100% to determine that there is no significant adjustment in valuation.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2017:

	Shares Under Exercisable Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2016	300,340	$15.09	6.71
Options granted	300,000	$4.00	9.90
Options forfeited/expired	(38,600)	$15.70
Balance at September 30, 2017	561,740	$9.46	6.20

At September 30, 2017 and December 31, 2016, the exercisable options had no intrinsic value.

The following table summarizes information about options outstanding and exercisable at September 30, 2017 that were granted under the Plan:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Remaining Contractual Life

$4.00	300,000	9.90	-	9.90
$8.60	16,000	6.70	16,000	6.70
$10.00	40	5.39	40	5.39
$12.10	30,000	6.86	30,000	6.86
$12.50	81,700	6.96	60,221	4.98
$13.45	2,000	6.98	1,000	6.98
$13.50	12,000	6.99	9,049	6.99
$17.50	100,000	5.61	100,000	5.61
$32.00	15,000	4.04	15,000	4.04
$34.50	5,000	4.07	5,000	4.07
	561,740		236,310

As of September 30, 2017, 236,310 options have vested and 325,430 options remain unvested. The vesting terms range from 4.0 to 9.9 years; vested options have a weighted average remaining term of 6.86 years; and a weighted average exercise price of $9.46 per share.

Restricted Stock

The following table summarizes restricted stock awards activity for the nine months ended September 30, 2017:

	Shares	Weighted Average Grant Date Share Price
Restricted stock awards unvested at December 31, 2016	53,857	$2.74
Granted	-
Forfeited / expired	-
Vested	50,957	2.14
Restricted stock awards unvested at September 30, 2017	2,900	$1.00

At September 30, 2017, the weighted-average remaining vesting period of unvested restricted stock awards was 0.5 years.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Stock-Based Compensation:

Stock-based compensation was $39 and $38 for the three months ended September 30, 2017 and 2016, respectively, and $121 and $264 for the nine months ended September 2017 and 2016, respectively. Stock-based compensation consists of expenses related to the issuance of stock options and restricted stock.

The aggregate unrecognized compensation expense of stock options and restricted stock at September 30, 2017 was $415, which will be recognized through August 2021.

Note 11 – Commitments and Contingencies

Supply Agreement

On November 18, 2016, the Company entered into an Amended Supply Agreement with DIL Technologie GmbH (“DIL”). Pursuant to the agreement (and so long as the agreement is effective), DIL will manufacture and supply the Company with Fortetropin®, the active ingredient for its products, and the Company will purchase quantities of Fortetropin® from DIL in its discretion. DIL will manufacture the formula exclusively for the Company in perpetuity, and may not manufacture the formula for other entities (but may manufacture it for its own non-commercial research). The Company agreed, commencing January 2017, to pay DIL €10,000 (approximately $12,000) per month for prepayment of inventory purchases. The monthly payments terminate upon the earlier of: (a) the date that the Company orders additional product in accordance with the terms of the agreement and (b) December 31, 2018, and the Company has no further financial obligations to DIL thereafter. The Company also agreed to pay DIL €400,000 (approximately $525,000) in satisfaction of all prior liabilities and obligations under its prior agreements with DIL. The agreement expires on December 31, 2018, and the Company has the unilateral right to renew the agreement for subsequent one-year terms. At September 30, 2017, the future minimum payments under the supply agreement were as follows:

(In thousand $)
Years Ended December 31,	Amount
2017 (remaining three months)	$36
2018	132
Total	$168

Operating Lease

The Company leases its corporate offices under an operating lease. The term of the lease is five years commencing on January 1, 2015 and expiring on December 31, 2019. The Company has two options to renew the lease for an additional three years each. At September 30, 2017, the future minimum lease payments under the non-cancellable operating lease in excess of one year is as follows:

(In thousand $)
Years Ended December 31,	Amount
2017 (remaining three months)	$18
2018	71
2019	72
Total	$161

Rent expense including common area maintenance charges and taxes for the three months ended September 30, 2017 and 2016 was $21 and $55, respectively, and for the nine months ended September 30, 2017 and 2016 was $46 and $155, respectively.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Defined Contribution Plan

The Company established a 401(K) Plan (the “401(K) Plan”) for eligible employees of the Company effective April 1, 2014. Generally, all employees of the Company who are at least twenty-one years of age and who have completed three months of service are eligible to participate in the 401(K) Plan. The 401(K) Plan is a defined contribution plan that provides that participants may make salary deferral contributions of up to the statutory maximum allowed by law (subject to catch-up contributions) in the form of voluntary payroll deductions. The Company’s matching contribution is equal to 100 percent on the first four percent of a participant’s compensation which is deferred as an elective deferral. The Company’s aggregate matching contributions were $8 and $5 for the three months ended September 30, 2017 and 2016, respectively, and $17 and $21 for the nine months ended September 30, 2017 and 2016, respectively.

Product Liability

As a manufacturer of nutritional products that are ingested by consumers, the Company may be subject to various product liability claims. Although we have not had any claims to date, it is possible that future product liability claims could have a material adverse effect on our business or financial condition, results of operations or cash flows. The Company currently maintains product liability insurance of $5 million per-occurrence and a $10 million annual aggregate coverage. At September 30, 2017 and December 31, 2016, the Company had not recorded any accruals for product liability claims.

Research Study

In April 2017 the Company entered into an agreement with the College of Veterinary Medicine at Kansas State University to study the impact of Fortetropin on reducing muscle atrophy in dogs after ligament tear repair surgery. The study is expected to cost $32, began in the second quarter of 2017 and is expected to be completed by the second quarter of 2018. The Company’s research costs were $3 and $1 for the three months ended September 30, 2017 and 2016, respectively, and $42 and $16 for the nine months ended September 30, 2017 and 2016, respectively.

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

On December 17, 2015, we entered into the Purchase Agreement with Rens Technology Inc. (the “Purchaser”), an entity which is controlled by Ren Ren, who is currently a director of the Company and its largest stockholder. For additional information refer to Note 1 – Strategic Investment Transaction. The Board agreed to issue Mr. Ren 18,182 shares of the Company’s common stock upon completion of the first tranche of the Financing for his services to the Company as a member of the Board. (See Note 13).

In October 2016, the Company entered into a sales agreement with RENS Agriculture. We received a 50% deposit in November 2016 in order to manufacture the product. The goods were shipped in January 2017 and received in China in March 2017. We have not received payment for the order to date. As a result of the ongoing litigation (See Note 13), the Company recorded bad debt expense of $59 related to the receivable due from RENS Agriculture.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

On April 11, 2017, the Court denied our application for a prejudgment attachment of the Purchaser’s acquired shares and warrant and a preliminary injunction in aid of the attachment to prevent a sale, transfer, or hypothecation of such securities, and vacating the preliminary restraints which it had previously entered. However, the Court noted that we had demonstrated a likelihood of success on the merits of the breach of contract claim. An application by the Purchaser to dismiss the complaint and various pre-trial discovery applications by both parties was scheduled for oral argument, but we thereafter amended the complaint in August 2017. The amended complaint repeated most of the initial claims but added a number of additional claims against RENS Agriculture, Mr. Ren and two additional Chinese defendants, including a claim against RENS Agriculture for breaching the exclusive distribution agreement, as well as claims against all defendants for theft and misappropriation of our confidential proprietary information and trade secrets, breach of fiduciary duty and duty of loyalty, misappropriation of corporate opportunity, unfair competition and a number of other torts. We are seeking damages and injunctive relief. The Purchaser has filed a motion to dismiss the amended complaint, which is still pending.

On August 16, 2017, the Purchaser commenced an action in the District Court of Clark County in the State of Nevada against us and Joseph Mannello, our then interim Chief Executive Officer, alleging that Mr. Mannello had breached his fiduciary duties and was grossly negligent in managing our company. The action seeks monetary damages and injunctive relief from Mr. Mannello as well as the appointment of a receiver over us. Subsequently, the Purchaser submitted a petition to appoint a receiver and we and Mr. Mannello submitted a motion to dismiss the action, both of which are currently pending and are due to be heard in December 2017.

Note 14 – SUBSEQUENT EVENTS

Effective October 18, 2017, the Company entered into a sports marketing agreement to promote its Qurr® product line to colleges and universities in the IMG College network.

Subsequent to the end of the quarter, on October 26, 2017 the Company sold 500,000 shares of common stock for $2.144 per share for gross proceeds of $1,070 in an at-the-market offering.

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

Overview

We were incorporated in the State of Nevada on April 11, 2007. On March 17, 2016, we merged with our wholly-owned subsidiary and changed our name from MYOS Corporation to MYOS RENS Technology Inc. Prior to February 2011, we did not have any operations and did not generate any revenues. In February 2011, we acquired our proprietary active ingredient called Fortetropin®, the first clinically shown natural myostatin reducing agent. Since February 2011, our principal business activities have been focused on deepening our scientific understanding of the activity of Fortetropin, and to leverage this knowledge to strengthen and build our intellectual property; developing sales and marketing strategies aimed at expanding our commercial presence; evaluating the value of Fortetropin in various markets and, conducting research and development focused on the discovery, development and commercialization of other products and technologies aimed at maintaining or improving the health and performance of muscle tissue.

We are an emerging bio-nutrition and bio-therapeutics company focused on the discovery, development and commercialization of nutritional products, functional foods, therapeutic products and other technologies aimed at maintaining or improving the health and performance of muscle tissue. Our initial core ingredient is Fortetropin, a natural, reversible, temporary myostatin reducing agent. Our plan of action is to: (i) create a sales platform through marketing products containing our proprietary ingredient Fortetropin in established, growing, and new markets and strategic selection of partnerships and collaborations to maximize near-term and future revenues, (ii) deepen the scientific understanding of the activity of Fortetropin, specifically as a natural, reversible, temporary reducer of the regulatory protein myostatin, and to leverage this knowledge to strengthen and build our intellectual property, (iii) conduct research and development activities to evaluate myostatin modulation in a range of both wellness and disease states, (iv) identify other products and technologies which may broaden our portfolio and define a business development strategy to protect, enhance and accelerate the growth of our products, (v) reduce the cost of manufacturing through process improvement, and (vi) identify contract manufacturing resources that can fully meet our future growth requirements. We believe that myostatin regulation represents a rational entry point for our drug discovery efforts and are evaluating therapeutic targets in this area.

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

In February 2014, we expanded our commercial operations into the age management market through a distribution agreement with Cenegenics Product and Lab Services, LLC (“Cenegenics”), under which Cenegenics distributed and promoted a proprietary formulation containing Fortetropin through its age management centers and its community of physicians focused on treating a growing population of patients focused on proactively addressing age-related health and wellness concerns. The distribution agreement with Cenegenics expired in December 2016. As of December 31, 2016 we recognized all of the deferred revenue. In May 2017, we received a purchase order from Cenegenics to deliver more product to them in 2017. We recorded the $20 received as a down payment as deferred revenue. We shipped 50% of the product ordered during the three months ended September 30, 2017 and recognized $10. The remaining deferred revenue will be recognized later in the year when we shipped the balance of the order.

During the second quarter of 2015 we launched Rē Muscle HealthTM, our own direct-to-consumer portfolio of muscle health bars, meal replacement shakes and daily nutrition powders each powered by a full 6.6 gram single serving dose of Fortetropin. Our Rē Muscle Health products were previously sold through our e-commerce website, remusclehealth.com, and amazon.com. In March 2017, the Company stopped selling these products.

In March 2017 we launched our Fortetropin®-powered product line formulated to support the vital role of muscle in overall well-being as well as in fitness. Qurr® is a line of flavored puddings, powders, and shakes all shown to be safe for daily use. Qurr’s muscle-focused, over-the-counter products are available through convenient direct online ordering. All Qurr® products are blended with Fortetropin®, MYOS’ proprietary ingredient which has been clinically demonstrated to reduce serum myostatin levels, which helps increase muscle size and lean body mass. MYOS’ earlier product formulations featuring Fortetropin® have become part of the daily routine of many athletes and fit-conscious people. We continue to pursue additional distribution and branded sales opportunities. We expect to continue developing our own core branded products in markets such as functional foods, sports and fitness nutrition and rehab and restorative health and to pursue international sales opportunities. There can be no assurance that we will be able to secure distribution arrangements on terms acceptable to the Company, or that we will be able to generate significant sales of our current and future branded products.

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

On April 11, 2017, the Court denied our application for a prejudgment attachment of the Purchaser’s acquired shares and warrant and a preliminary injunction in aid of the attachment to prevent a sale, transfer, or hypothecation of such securities, and vacating the preliminary restraints which it had previously entered. However, the Court noted that we had demonstrated a likelihood of success on the merits of the breach of contract claim. An application by the Purchaser to dismiss the complaint and various pre-trial discovery applications by both parties was scheduled for oral argument, but we thereafter amended the complaint in August 2017. The amended complaint repeated most of the initial claims but added a number of additional claims against RENS Agriculture, Mr. Ren and two additional Chinese defendants, including a claim against RENS Agriculture for breaching the exclusive distribution agreement, as well as claims against all defendants for theft and misappropriation of our confidential proprietary information and trade secrets, breach of fiduciary duty and duty of loyalty, misappropriation of corporate opportunity, unfair competition and a number of other torts. We are seeking damages and injunctive relief. The Purchaser has filed a motion to dismiss the amended complaint, which is still pending.

On August 16, 2017, the Purchaser commenced an action in the District Court of Clark County in the State of Nevada against us and Joseph Mannello, our then interim Chief Executive Officer, alleging that Mr. Mannello had breached his fiduciary duties and was grossly negligent in managing our company. The action seeks monetary damages and injunctive relief from Mr. Mannello as well as the appointment of a receiver over us. Subsequently, the Purchaser submitted a petition to appoint a receiver and we and Mr. Mannello submitted a motion to dismiss the action, both of which are currently pending and are due to be heard in December 2017.

Clinical and Basic Research Programs

We invest in research and development activities externally through academic and industry collaborations aimed at enhancing our products, optimizing manufacturing and broadening the product portfolio. We have developed the following collaborations with various academic centers:

●	In April 2017, we entered into an agreement with the College of Veterinary Medicine at Kansas State University to study the impact of Fortetropin on reducing muscle atrophy in dogs after ligament tear repair surgery. The study is expected to cost $32 and is expected to be completed by the second quarter of 2018.

●	In May 2015, we initiated a dose response clinical study led by Jacob Wilson, Ph.D., CSCS*D, Professor of Health Sciences and Human performance at the University of Tampa, to examine the effects of Fortetropin supplementation on plasma myostatin levels at various dosing levels in young adult males and females. This study was intended to help us better define the dose response curve, the minimal effective dose and effects of Fortetropin on serum myostatin. In this double blind placebo controlled clinical study, 80 male and female subjects ranging in ages between 18 and 22 were randomized into four groups such that no significant differences in serum myostatin concentration existed between groups. Following assignment to one of the four groups, blood samples were collected to establish baseline values. Subjects were subsequently supplemented with three different doses of Fortetropin (2.0g, 4.0g and 6.6g) and a matching placebo for one week. Following a week of supplementation, blood samples were collected and serum myostatin levels were assayed. Results demonstrated that Fortetropin is effective as a myostatin reducing agent at daily doses of 4.0g and 6.6g. This research, which continues to build upon our current knowledge of Fortetropin, may result in the formulation of new products. Data from this study was presented at the 2016 International Conference on Frailty & Sarcopenia in April 2016.

●	In May 2014, we entered into an agreement with the University of Tampa to study the effects of Fortetropin supplementation in conjunction with modest resistance training in average men. The study was a double-blind, placebo-controlled trial which examined the effects of Fortetropin on skeletal muscle growth, lean body mass, strength, and power in recreationally trained males. Forty-five subjects were divided into placebo, 6.6g and 19.8g dosing arms of Fortetropin daily for a period of 12 weeks. Results demonstrated a statistically significant increase in both muscle thickness and lean body mass in subjects taking Fortetropin compared to placebo. The clinical study also analyzed blood myostatin and cytokines levels via high-sensitivity enzyme-linked immunosorbent assay (“ELISA”) based spectrophotometric. Serum was analyzed for a plethora of relative cytokine levels via high-sensitivity enhanced chemiluminescent-based methods. The Interferon-Gamma (“IFN-γ”) inflammatory cytokine protocol screening showed no statistically significant changes in serum levels of IFN-γ for subjects in the placebo group. However, subjects in both Fortetropin daily dosing arms experienced statistically significant decreases (p < 0.05) in serum levels of the IFN-γ inflammatory cytokine. The lipid serum safety protocol demonstrated that daily use of Fortetropin at recommended and three times the recommended dose had no adverse lipid effect and did not adversely affect cholesterol, HDL or triglyceride levels. Data from the study was presented at the American College of Nutrition’s 55th annual conference. A separate mechanism of action study at the University of Tampa demonstrated that in addition to reducing serum myostatin levels, Fortetropin showed activity in mTOR and Ubiquitin pathways, two other crucial signaling pathways in the growth and maintenance of healthy muscle. Specifically, the preclinical data showed that Fortetropin up-regulates the mTOR regulatory pathway. The mTOR pathway is responsible for production of a protein kinase related to cell growth and proliferation that increases skeletal muscle mass. Up-regulation of the mTOR pathway is important in preventing muscle atrophy. The preclinical data also demonstrated that Fortetropin acts to reduce the synthesis of proteins in the Ubiquitin pathway, a highly selective, tightly regulated system that serves to activate muscle breakdown. Over-production in the Ubiquitin pathway is responsible for muscle degradation. We believe Fortetropin’s ability to regulate production in the Ubiquitin pathway may have significant implications for repairing age-related muscle loss.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

	Three Months September 30,		Change
	2017	2016	Dollars	%

Net revenues	$160	$39	$121	312%
Cost of sales	65	30	35	118%
Gross profit	95	9	86

Operating expenses:
Selling, marketing and advertising	90	97	(7)	(7%)
Research & development	1	4	(3)	(75%)
Personnel and benefits	269	281	(12)	(4%)
Shared based compensation	39	38	1	3%
General and administrative	382	391	(9)	(2%)
Amortization of acquired intangibles	71	53	18	34%
Total operating expenses	852	864	(12)	(1%)

Operating loss	(757)	(855)	(98)	11%

Other income (expense), net	4	(11)	15	135%

Net loss	$(753)	$(866)	$(113)	13%

Net revenues

Net revenues for the three months ended September 30, 2017 increased 312% to $160 compared to $39 for the three months ended September 30, 2016. The increase in net revenues was primarily due to the launch of our new product line in March 2017 as well as an order from Cenegenics in May 2017.

Cost of sales

Cost of sales for the three months ended September 30, 2017 increased 118% to $65 compared to $30 for the three months ended September 30, 2016. The increase was primarily due to the costs associated with the launch of our new product line in March 2017 as well as costs associated in fulfilling an order from Cenegenics in May 2017.

Operating expenses

Operating expenses for the three months ended September 30, 2017 decreased 1% to $852, compared to operating expenses of $864 for the three months ended September 30, 2016. The decrease of $12 is due primarily to savings in all areas of operating expenses of $30 offset by increase in amortization expense of $18.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

	Nine Months Ended September 30,		Change
	2017	2016	Dollars	%

Net revenues	$369	$300	$69	23%
Cost of sales	244	292	(48)	(16%	)
Gross profit	125	8	117	1,461%

Operating expenses:
Selling, marketing and advertising	557	778	(221)	(28%)
Research & development	42	16	26	163%
Personnel and benefits	932	1,071	(139)	(13%)
Shared based compensation	121	264	(143)	(54%)
General and administrative	1,206	1,233	(27)	(2%)
Amortization of acquired intangibles	196	157	39	25%
Loss on asset impairments / bad debt	59	44	15	32%
Total operating expenses	3,113	3,563	(450)	(13%)

Operating loss	(2,988)	(3,555)	567	17%

Other income (expense), net	12	(34)	46	129%

Net loss	$(2,976)	$(3,589)	$(613)	17%

N/M = Percent change not meaningful

Net revenues

Net revenues for the nine months ended September 30, 2017 increased 23% to $369 compared to $300 for the nine months ended September 30, 2016. The increase in net revenues was primarily due to the launch of our new product line in March 2017 as well as an order from Cenegenics in May 2017.

Cost of sales

Cost of sales for the nine months ended September 30, 2017 decreased 16% to $244 compared to $292 for the nine months ended September 30, 2016. The decrease was primarily due to costs associated with the launch of our new product line of $25 and an order from Cenegenics of $23, offset by a decrease in inventory reserve in the nine months ended September 30, 2016.

Operating expenses

Operating expenses for the nine months ended September 30, 2017 decreased 13% to $3,113, compared to $3,563 for the nine months ended September 30, 2016. The decrease of $450 is due primarily to savings in selling, marketing and advertising of $221; a decrease in personnel costs of $139; a decrease in share based compensation of $143 and a decrease in general & administrative costs of $26 offset by increase in amortization of $38 due to capitalized web-site amortization costs during the nine months ended September 30, 2017.

Liquidity and Capital Resources

Working capital at September 30, 2017 and December 31, 2016 is summarized as follows:

	September 30,	December 31,	Increase
	2017	2016	(Decrease)
Current Assets:
Cash	$468	$1,866	$(1,398)
Accounts receivable, net	56	8	48
Inventories, net	1,821	1,862	(41)
Prepaid expenses and other assets	500	85	415
Total current assets	$2,845	$3,821	$976
Current liabilities:
Accounts payable	$107	$226	$(119)
Accrued expenses and other current liabilities	368	361	7
Deferred revenue	10	56	(46)
Total current liabilities	$485	$643	$(158)

Working capital decreased $818 to $2,360 at September 30, 2017 compared to $3,178 at December 31, 2016. Changes in working capital components were as follows:

●	Cash decreased $1,398 for the nine months ended September 30, 2017 primarily due to net cash used in operating activities of $3,200, deferred offering costs of $125 less $1,927 received from proceeds of issuance of common stock in February 2017.

●	Inventories, net decreased slightly by $41 during the nine months ended September 30, 2017 due to sales of the new product line.

●	Prepaid expenses and other assets increased $415 primarily due to an increase in prepayment of inventories of $157, an increase in insurance premiums of $98 and an increase in other prepaid expenses of $160.

●	Accounts payable decreased $119 primarily due to the timing of payments under new vendor processing and lower spending.

●	Accrued expenses and other current liabilities increased $7 primarily due to a decrease of $25 in accrued professional fees, a $47 decrease in other liabilities offset by a $93 increase in insurance payable.

At September 30, 2017, the Company had cash of $468 and total assets of $4,875 (which includes $1,711 of net intangible assets).

Summarized cash flows for the nine months ended September 30, 2017 and 2016 are as follows:

	Nine Months Ended September 30,
	2017	2016	Change

Net cash used in operating activities	$(3,200)	(3,031)	(169)
Net cash provided by financing activities	1,802	5,041	(3,239)
Net (decrease) / increase in cash	$(1,398)	2,010	(3,408)

Net cash used in operating activities represents net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash used in operating activities for the nine months ended September 30, 2017 increased $169 compared to the nine months ended September 30, 2016. For additional information about the changes in operating assets and liabilities, refer to the above discussion on working capital and the condensed consolidated statement of cash flows as of September 30, 2017.

Net cash provided by financing activities includes proceeds from borrowing and issuing equity instruments. Net cash provided by financing activities for the nine months ended September 30, 2017 includes net proceeds of $1,926 relating to the sale of securities on February 7, 2017 to an institutional investor in a registered direct offering of 500,000 shares offset by deferred offering costs of $125.

Net cash provided by financing activities for the nine months ended September 30, 2016 includes net proceeds of $5,141 from the closing of the first tranche of the Financing with RENS Technology Inc. on March 3, 2016, partially offset by $100 used to pay off the Term Note on January 7, 2016

Term Note

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

Long-term Contractual Obligations

At September 30, 2017, the Company’s enforceable and legally binding contractual obligations include future minimum lease payments under a non-cancellable operating lease and purchase obligations under a long-term supply agreement.

At September 30, 2017, the future minimum lease payments under the non-cancellable operating lease were as follows:

Years Ended December 31,	Amount
2017 (remaining three months)	$18
2018	71
2019	72
Total	$161

For additional information about the operating lease refer to “NOTE 11 – Commitments and Contingencies – Operating Lease” in the notes to condensed consolidated financial statements.

Supply Agreement

At September 30, 2017, the future minimum payments under the supply agreement were as follows:

Years Ended December 31,	Amount
2017 (remaining three months)	$36
2018	132
Total	$168

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

Recent Accounting Pronouncements

In September 2017, FASB issued Accounting Standards Update (ASU) No. 2017-13, Revenue from Contracts with Customers which amended FASB Accounting Standards Codification® (ASC) by creating Topic 606, Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.

The FASB also issued the following amendments to ASU No. 2014-09 to provide clarification on the guidance:

●	ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date
●	ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent (Reporting Revenue Gross vs Net)
●	ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing
●	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients

The adoption of Topic 606 is required for public entities for reporting periods beginning after December 15, 2017. This accounting guidance is effective for us beginning January 1, 2018 using one of two prescribed transition methods. We have evaluated the effect that the updated standard will have on our consolidated financial statements looking at our revenue for 2016 & 2017 and related disclosure and the Company does not expect the adoption to have a significant impact on its consolidated financial statements.

The Company will adopt the provisions of this ASU for its fiscal year beginning January 1, 2018

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718). The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This update is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2017-09 is not expected to have a significant impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill, which accomplishes exactly what its title indicates by eliminating the second step in the current goodwill impairment calculation. Currently there is a two-step process for determining the amount of any goodwill impairment. In Step 1 an entity determines if the carrying value of the reporting unit (for which goodwill has been recorded) exceeds the fair value of the reporting unit. If the calculation in Step 1 indicates that the carrying value of a reporting unit for which goodwill has been recorded exceeds the fair value, the entity would have to determine the implied fair value of the reporting unit’s goodwill. An impairment would be recorded to the extent that the goodwill carrying value exceeded the implied fair value of goodwill at the reporting date. The amount of any goodwill impairment must take into consideration the effects of income taxes for any tax deductible goodwill. The effective date to adopt the ASU is for fiscal years beginning after December 15, 2019. The ASU is to be applied prospectively. Early adoption is permitted. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2017-04 is not expected to have a significant impact on its consolidated financial statements.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will continue to primarily depend on its classification as a finance or operating lease. However, unlike U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. ASU 2016-02 is effective beginning January 1, 2019, with early application permitted. We have evaluated the adoption of ASU 2016-12 and determined that the standard will not have a significant impact on our consolidated financial statements.

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

Prior to the issuance of this standard, debt issuance costs, which are specific incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument (i.e., third party costs), were required to be presented in the balance sheet as a deferred charge (i.e., an asset). Under ASU 2015-03, the presentation of debt issuance costs is consistent with the presentation for a debt discount, (i.e., a direct adjustment to the carrying value of the debt). ASU 2015-03 does not affect the recognition and measurement of debt issuance costs. Accordingly, the amortization of such costs should continue to be calculated using the interest method and be reported as interest expense. ASU 2015-03 is effective for us beginning January 1, 2016. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2015-03 does not have an impact on the consolidated financial statements and related disclosures.

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

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, equity and the disclosures of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future non-conforming events. Accordingly, the actual results could differ significantly from estimates. Significant items subject to such estimates include but are not limited to the valuation of stock-based awards, measurement of allowances for doubtful accounts and inventory reserves, the selection of asset useful lives, fair value estimations used to test long-lived assets, including intangibles, for impairment and provisions necessary for assets and liabilities. The Company has recorded minimal sales to its distributors during the past seven consecutive quarters and has only recently launched its Qurr® portfolio of branded products. Management’s estimates, including evaluation of impairment of long-lived assets and inventory reserves are based in part on forecasted future results. A variety of factors could cause actual results to differ from forecasted results and these differences could have a significant effect on asset carrying amounts.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 11, 2017, the Court denied our application for a prejudgment attachment of the Purchaser’s acquired shares and warrant and a preliminary injunction in aid of the attachment to prevent a sale, transfer, or hypothecation of such securities, and vacating the preliminary restraints which it had previously entered. However, the Court noted that we had demonstrated a likelihood of success on the merits of the breach of contract claim. An application by the Purchaser to dismiss the complaint and various pre-trial discovery applications by both parties was scheduled for oral argument, but we thereafter amended the complaint in August 2017. The amended complaint repeated most of the initial claims but added a number of additional claims against RENS Agriculture, Mr. Ren and two additional Chinese defendants, including a claim against RENS Agriculture for breaching the exclusive distribution agreement, as well as claims against all defendants for theft and misappropriation of our confidential proprietary information and trade secrets, breach of fiduciary duty and duty of loyalty, misappropriation of corporate opportunity, unfair competition and a number of other torts. We are seeking damages and injunctive relief. The Purchaser has filed a motion to dismiss the amended complaint, which is still pending.

On August 16, 2017, the Purchaser commenced an action in the District Court of Clark County in the State of Nevada against us and Joseph Mannello, our then interim Chief Executive Officer, alleging that Mr. Mannello had breached his fiduciary duties and was grossly negligent in managing our company. The action seeks monetary damages and injunctive relief from Mr. Mannello as well as the appointment of a receiver over us. Subsequently, the Purchaser submitted a petition to appoint a receiver and we and Mr. Mannello submitted a motion to dismiss the action, both of which are currently pending and are due to be heard in December 2017.

Item1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017 and in our Registration Statement on Form S-3, initially filed with the SEC on October 25, 2017, as amended (“Form S-3”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 or our Form S-3 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

No.	Description
10.1	Employment Agreement, dated as of August 24, 2017, by and between Joseph Mannello and MYOS RENS Technology, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 28, 2017)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MYOS RENS TECHNOLOGY INC.

Date: November 9, 2017	By:	/s/ Joseph Mannello
Name: Joseph Mannello
Title: Chief Executive Officer

