Form 10-Q
period 2018-03-31
MYOS RENS TECHNOLOGY INC.
filed 2018-05-09
CIK 1402479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

As of May 9, 2018, the registrant had 7,473,723 shares of common stock outstanding.

MYOS RENS TECHNOLOGY INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash	$230	$923
Accounts receivable, net	1	4
Inventories, net	1,782	1,779
Prepaid expenses and other current assets	161	163
Total current assets	2,174	2,869
Deferred offering costs	96	102
Fixed assets, net	173	184
Intangible assets, net	1,568	1,640
Total assets	$4,011	$4,795

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$184	$176
Accrued expenses and other current liabilities	263	255
Total current liabilities	447	431

Total liabilities	447	431

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $.001 par value; 500,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 12,000,000 shares authorized at March 31, 2018 and at December 31, 2017; 6,536,046 and 6,340,604 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	7	6
Additional paid-in capital	36,614	36,202
Accumulated deficit	(33,057)	(31,844)
Total stockholders' equity	3,564	4,364

Total liabilities and stockholders' equity	$4,011	$4,795

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2018	2017

Net revenues	$57	$150
Cost of sales	31	135
Gross profit	26	15

Selling, marketing and research	394	300
Personnel and benefits	417	333
General and administrative	427	504
Total operating expenses	1,238	1,137
Operating loss	(1,212)	(1,122)
Other (expense) income, net	(1)	5
Net loss	$(1,213)	$(1,117)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.19)	$(0.20)

Weighted average number of common shares outstanding:
Basic and diluted	6,504,590	5,627,705

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(1,213)	$(1,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11	13
Amortization	72	53
Stock-based compensation	123	41
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3	(57)
Increase in inventories	(3)	(3)
Decrease (increase) in prepaid expenses	2	(181)
Decrease in deferred revenue	-	(56)
Increase (decrease) in accounts payable and accrued expenses	16	(121)
Net cash used in operating activities	(989)	(1,428)

Cash Flows From Financing Activities:
Deferred offering costs from at the market transaction	-	(125)
Proceeds from registered direct offering of common stock	296	1,926
Net cash provided by financing activities	296	1,801

Net (decrease) increase in cash	(693)	373
Cash at beginning of period	923	1,866
Cash at end of period	$230	$2,239

Supplemental schedule of non-cash investing and financing activities:
Recognition of deferred offering costs	6	-

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND LIQUIDITY

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2018 have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures required by U.S. GAAP for complete consolidated financial statements have been condensed or omitted herein. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 27, 2018. The unaudited interim condensed consolidated financial statements presented herein reflect all normal adjustments that are, in the opinion of management, necessary for a fair presentation of the statement of the financial position, results of operations and cash flows for the periods presented. The Company is responsible for the unaudited interim condensed consolidated financial statements included in this report. The results of any interim period are not necessarily indicative of the results for the full year.

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

March 31, 2018

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

On January 6, 2017, in connection with the financing contemplated by the Purchase Agreement, the Company commenced an action in the Supreme Court of New York, County of New York (the “Court”), against RENS Agriculture, the parent company of the Purchaser, and Ren Ren, a principal in both entities and one of our directors, arising from the Purchaser’s breach of the aforementioned agreement. See NOTE 13-LEGAL PROCEEDINGS.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Going Concern and Liquidity

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which contemplates the continuation of the Company as a going concern. The Company has suffered recurring losses from operations and incurred a net loss of approximately $1,213 for the three months ended March 31, 2018 and $4,058 for the year ended December 31, 2017.

As of March 31, 2018 the Company had cash of $230 and working capital of $1,727 (current assets of $2,174 less current liabilities of $447). For the three months ended March 31, 2018 and 2017 our net loss was $1,213 and $1,117, respectively. For the three months ended March 31, 2018 and 2017 net cash used in operating activities was $989 and $1,428 respectively.

As of the filing date of this Form 10-Q, management believes that there may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months, primarily due to the failure of RENS Technology Inc. to fund the required amounts. (See Note 13 – Legal Proceedings) These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

At-the-Market Offering

On February 21, 2017, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) which established an at-the-market equity program pursuant to which the Company may offer and sell up to $6.0 million of its shares of common stock from time to time through H.C. Wainwright. The Company incurred $125 of deferred offering costs in connection with this program which it has recorded as a long term other asset on the accompanying balance sheet. Since the Company has continued to sell securities in connection with this program, management has concluded that the program is ongoing and any remaining deferred offering costs is reflected as a reduction in equity, as the Company incurs sales of its stock pursuant to this program. Management continues to evaluate the ongoing progress of this program and its related outstanding deferred offering costs.

On January 19, 2018, the Company sold 140,295 shares of common stock for $2.111 per share for gross proceeds of $296 in an at-the-market offering.

Subsequent to quarter end, in April 2018, the Company sold an aggregate of 131,225 shares of common stock at various prices for aggregate gross proceeds of $176 under the Company’s existing at-the-market program.

As of the filing date of this Form 10-Q, a total of 771,520 shares have been sold under this program for aggregate gross proceeds of $1,544 under the Company’s existing at-the-market program.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Reclassification of Prior Period Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications did not have a material impact on the reported results of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, equity and the disclosures of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future non-conforming events. Accordingly, the actual results could differ significantly from estimates. Significant items subject to such estimates include but are not limited to the valuation of stock-based awards, measurement of allowances for doubtful accounts and inventory reserves, the amount of deferred offering costs recognized, the selection of asset useful lives, fair value estimations used to test long-lived assets, including intangibles, impairments and provisions necessary for assets and liabilities.

The Company has historically recorded minimal sales to its distributors during the past fifteen consecutive quarters, and launched its QURR portfolio of branded products in March 2017. Management’s estimates, including evaluation of impairment of long-lived assets and inventory reserves are based in part on forecasted future results. A variety of factors could cause actual results to differ from forecasted results and these differences could have a significant effect on asset carrying amounts.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At March 31, 2018 and December 31, 2017 the Company had no cash equivalents.

As part of our ongoing liquidity assessments, management evaluates our cash and cash equivalents. The Company maintains its bank accounts with high credit quality financial institutions and has never experienced any losses related to these bank accounts. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its financial institutions. The amount of funds held in these accounts can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities so the Company may at times have exposure to cash in excess of FDIC insured limits.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Inventories, net

Inventories are valued at the lower of cost or net realizable value, with cost determined on a first in, first-out basis. Each quarter the Company evaluates the need for a change in the inventory reserve based on projected future sales and expiration dates of products.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering not be completed, deferred offering costs are charged to operations during the period in accordance with SEC guidance. Deferred offering costs as of March 31, 2018 were $96 relating to legal and accounting fees for the at the market transaction.

Impairment of Long-lived Assets

We perform impairment testing of fixed assets and intangible assets subject to amortization by comparing the carrying amount of the asset to the forecasted undiscounted future cash flows whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In the event the carrying value of the asset exceeds the undiscounted future cash flows, the carrying value is considered not recoverable and an impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. The computed impairment loss is recognized in the period that the impairment occurs. Assets which are not impaired may require an adjustment to the remaining useful lives for which to amortize the asset. Impairment testing requires the development of significant estimates and assumptions involving the determination of estimated net cash flows, selection of the appropriate discount rate to measure the risk inherent in future cash flow streams, assessment of an asset’s life cycle, competitive trends impacting the asset as well as other factors. Changes in these underlying assumptions could significantly impact the asset’s estimated fair value. No impairment charges were recorded during the three month periods ended March 31, 2018 and 2017.

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

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

There were no impairment charges for the three months ended March 31, 2018 and the year ended December 31, 2017.

Intangible assets at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017
Intangibles with finite lives:
Intellectual property	$2,101	$2,101
Website - qurr.com	380	380
Less: accumulated amortization – intellectual property	(837)	(784)
Less: accumulated amortization - website	(76)	(57)
Total intangible assets, net	$1,568	$1,640

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense for intangible assets is estimated to be $216 for the remaining nine months in 2018 and approximately $286 in each of the next four years.

Revenue

Effective January 1, 2018, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), as amended, using the modified retrospective method. ASU 2014-09, which is codified in the FASB Accounting Standards Codification as Topic 606, Revenue from Contracts with Customers, supersedes nearly all previous revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.

The adoption of ASU 2014-09 did not have impact the Company’s timing or amounts of revenue recognition. As such, the Company recorded no transition adjustment as of January 1, 2018. However, the additional required qualitative and quantitative disclosures to Topic 606 are provided below.

Revenue Recognition

Net revenues include products and shipping and handling charges, net of estimates for incentives and other sales allowances or discounts. Our product sales generally do not provide for rights of return. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. We recognize revenue by transferring the promised products to the customer, with revenue recognized at the point in time the customer obtains control of the products. We consider charges associated with shipping and handling activities as costs to fulfill our performance obligations. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. The majority of our contracts have a single performance obligation and are short term in nature. Sales taxes that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

Accounts Receivable

Credit is extended based upon an evaluation of the customer’s financial condition. Accounts receivable are stated at their estimated net realizable value. Any allowance for doubtful accounts is based on an analysis of customer accounts and historical experience.

Contract Liabilities

Contract liabilities, may include deferred revenue related customer payments made in advance of the customer obtaining control of the product or liabilities associated with sales incentives. At March 31, 2018 and December 31, 2017, the Company had no contract liability balances.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Disaggregation of Revenue

Our product sales by product type are presented below for the three months ended March 31, 2018 and 2017.

	Three-month Period
Product Type	March 31, 2018		March 31, 2017
Egg Yolk Powder	$	#	$116
QURR		57	*
Rē Muscle Health		#	34
Total		$57	$150

* Qurr product launched in April 2017

 # Egg Yolk Powder and Re product no longer available after May 2017

Advertising

The Company charges the costs of advertising to selling, marketing and research expenses as incurred. Advertising and promotional costs were $150 and $32 for the three months ended March 31, 2018 and 2017, respectively.

Research and Development

Research and development expenses consist primarily of salaries, benefits, and other related costs, including stock-based compensation, for personnel serving in our research and development functions, and other internal operating expenses, the cost of manufacturing our product for clinical study, the cost of conducting clinical studies and the cost of conducting preclinical and research activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are initially capitalized and are then recognized as an expense as the related goods are consumed or the services are performed. Research and development costs were $186 for the three months ended March 31, 2018. There was no research and development expense for the three months ended March 31, 2017.

Shipping and Handling Costs

The Company records costs for shipping and handling of products to our customers in cost of sales. These expenses were $5 and $5 for the three months ended March 31, 2018 and 2017.

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

March 31, 2018

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

A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement. At March 31, 2018 and December 31, 2017 the Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. Due to their short-term nature, the carrying amounts of the Company’s financial instruments approximated their fair values.

Basic and Diluted Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potential dilutive securities outstanding had been issued. The Company uses the “treasury stock” method to determine the dilutive effect of common stock equivalents such as options, warrants and restricted stock. For the three months ended March 31, 2018 and 2017, the Company incurred a net loss. Accordingly, the potential dilutive securities were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been antidilutive. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

The aggregate number of potentially dilutive common stock equivalents outstanding at March 31, 2018 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 1,439,942, which includes warrants to purchase an aggregate of 821,202 shares of common stock and options to purchase an aggregate of 618,740 shares of common stock.

The aggregate number of potentially dilutive common stock equivalents outstanding at March 31, 2017 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 1,142,682, which includes warrants to purchase an aggregate of 821,202 shares of common stock, options to purchase an aggregate of 300,340 shares of common stock, and unvested restricted stock awards of 21,140 shares of common stock.

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

The Tax Cut and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act contains several key provisions including, among other things, reducing the U.S. federal corporate tax rate from thirty-five percent to twenty-one percent. Since the Company has a net deferred tax asset which has been fully reserved with a valuation allowance, the change in the enacted rate did not have an impact on the Company’s net deferred tax assets. Changes in tax law are accounted for in the period of enactment. In addition, Federal net operating losses (“NOL”) generated during future periods will be carried forward indefinitely, but will be subject to an eighty percent utilization against taxable income. The carryback provision has been revoked for NOL after January 1, 2018.

Interest costs and penalties related to income taxes are classified as interest expense and operating expenses, respectively, in the Company's financial statements. For the three months ended March 31, 2018 and 2017, the Company did not recognize any interest or penalty expense related to income taxes. The Company files income tax returns in the U.S. federal jurisdiction and states in which it does business.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2018, the FASB issued a new accounting standard to incorporate Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses the accounting implications of the major tax reform legislation, the Tax Act, enacted on December 22, 2017. SAB 118 allows a company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date and was effective upon issuance. We continue to analyze the Tax Act, and in certain areas, have made reasonable estimates of the effects on our condensed consolidated financial statements and tax disclosures. See Note 5, Income taxes, in the accompanying condensed financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718). The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This update is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09, effective January 1, 2018, did not have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will continue to primarily depend on its classification as a finance or operating lease. However, unlike U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. ASU 2016-02 is effective beginning January 1, 2019, with early application permitted. We have evaluated the adoption of ASU 2016-12 and determined that the standard will not have a significant impact on the Company’s consolidated financial statements.

NOTE 4 – INVENTORIES, NET

Inventories, net at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Raw materials	$1,871	$2,223
Work in process	61	64
Finished goods	208	203
	2,140	2,490
Less: inventory reserves	(358)	(711)
Inventories, net	$1,782	$1,779

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 5 – FIXED ASSETS

Fixed assets at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Furniture, fixtures and equipment	$116	$116
Computers and software	68	68
Leasehold improvements	239	239
Other	7	7
Total fixed assets	430	430
Less: accumulated depreciation	(257)	(246)
Net book value of fixed assets	$173	$184

Depreciation expense was $11 and $13 for the three months ended March 31, 2018 and 2017, respectively. Repairs and maintenance costs are expensed as incurred.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses and other current assets at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Prepaid insurance	$52	$88
Prepaid consulting	-	10
Other	109	65
Total prepaid expenses and other current assets	$161	$163

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of estimated future payments that relate to the current and prior accounting periods. Management reviews these estimates regularly to determine their reasonableness. Accrued expenses and other current liabilities at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Audit fees	$73	$82
Legal fees	18	71
Deferred rent	15	19
Payroll	17	17
Insurance financing	38	66
Research	102	-
Total accrued expenses	$263	$255

Note 8 – Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2018 were as follows:

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2017	6,340,604	$6	$36,202	$(31,844)	$4,364
Net proceeds from sale of common stock	140,295	1	289	-	290
Stock-based compensation expense	55,147	-	123	-	123
Net loss	-	-	-	(1,213)	(1,213)
Balance at March 31, 2018	6,536,046	$7	$36,614	$(33,057)	$3,564

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

As of March 31, 2018 the Rights have no dilutive effect on the earnings per common share calculation and no shares of preferred stock have been issued. The Company has determined that these rights have a de minimis fair value. The description and terms of the Rights are set forth in the Rights Agreement dated as of February 14, 2017 between the Company and Island Stock Transfer, as Rights Agent.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Issuance of Common Stock

The Company has periodically issued common stock in connection with certain private and public offerings. For the three months ended March 31, 2018 and March 31, 2017 the Company has received aggregate gross proceeds of $296 and $2,125 from these offerings:

			Gross
Date	Shares		Proceeds
January 19, 2018	140,295	(1)	$296
February 8, 2017	500,000	(2)	2,125

(1)	Shares of common stock sold for $2.111 per share in an at-the-market offering.
(2)	Shares issued pursuant to a registered direct offering with an institutional investor.

Note 9 – Warrants

The following table summarizes information about outstanding and exercisable warrants at March 31, 2018:

			Shares
		Number of	Underlying	Shares
		Shares	Warrants	Underlying
		Underlying	Exchanged,	Warrants
		Warrants	Exercised	Outstanding		Expiration
		Originally	or	and	Exercise	Term
Description	Grant Date	Granted	Expired	Exercisable	Price	in years
Series B(1)	January 27, 2014	157,846	-	157,846	$45.00	2.07
Series C(2)	November 19, 2014	145,399	(142,957)	2,442	$12.00	3.38
Repricing Series C(2)	November 19, 2014		142,957	142,957	$9.00	3.38
Repricing Series E(2)	November 19, 2014		142,957	142,957	$9.00	5.38
Rens(3)	March 3, 2016	375,000	-	375,000	$7.00	2.31
		678,245	142,957	821,202

(1)	Issued in connection with the January 27, 2014 private placement transaction.
(2)	Issued in connection with the November 19, 2014 registered-direct public offering, and subsequently revised pursuant to Warrant Exercise Agreements entered into on May 18, 2015.
(3)	Shares issued pursuant to the closing of the first tranche of the financing with RENS Technology Inc.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

The following table summarizes the activities in warrants for the three months ended March 31, 2018:

	Shares Underlying Warrants	Average Exercise Price
Balance at December 31, 2017	821,202	$15.02
Warrants expired	-
Balance at March 31, 2018	821,202	$15.02

NOTE 10 – STOCK COMPENSATION

Equity Incentive Plan

In November 2016, the Company increased the number of shares available for issuance under its 2012 Equity Incentive Plan (as amended, the “Plan”) from 550,000 to 850,000, which was approved by the Company’s shareholders in December 2016. The Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. As of March 31, 2018, the remaining shares of common stock available for future issuances of awards was 231,260. The Company granted an aggregate of 30,000 options to purchase restricted common stock to certain directors prior to the adoption of the Plan. Stock options generally vest and become exercisable with respect to 100% of the common stock subject to such stock option on the third (3rd) anniversary of the date of grant. Any unvested portion of a stock option shall expire upon termination of employment or service of the participant granted the stock option, and the vested portion shall remain exercisable in accordance with the provisions of the Plan.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2018:

			Weighted
		Weighted	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Options	Price	Term (Years)
Balance at December 31, 2017	561,740	$7.32	5.61
Options granted	57,000	4.00	9.75
Balance at March 31, 2018	618,740	$6.65	7.29

At March 31, 2018 and December 31, 2017, the exercisable options had no intrinsic value.

As of March 31, 2018, 562,321 options have vested and 56,419 options remain unvested. The vesting terms range from zero to 9.8 years and the vested options have a weighted average remaining term of 6.65 years and a weighted average exercise price of $15.87 per share.

Restricted Stock

The following table summarizes unvested restricted stock awards activity for the three months ended March 31, 2018:

		Weighted
		Average
		Grant Date
	Shares	Share Price
Restricted stock awards unvested at December 31, 2017	1,250	$2.74
Granted	55,147	1.36
Vested	(55,147)	1.36
Restricted stock awards unvested at March 31, 2018	-

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Stock-Based Compensation:

Stock-based compensation was $123 and $41 for the three months ended March 31, 2018 and 2017, respectively. Stock-based compensation consists of expenses related to the issuance of stock options and restricted stock.

The aggregate unrecognized compensation expense of stock options and restricted stock at March 31, 2018 was $145, which will be recognized through January 2022.

Note 11 – Commitments and Contingencies

Supply Agreement

On November 18, 2016, the Company entered into an Amended Supply Agreement with DIL Technologie GmbH (“DIL”). Pursuant to the agreement (and so long as the agreement is effective), DIL will manufacture and supply the Company with Fortetropin®, the active ingredient for its products, and the Company will purchase quantities of Fortetropin® from DIL in its discretion. DIL will manufacture the formula exclusively for the Company in perpetuity, and may not manufacture the formula for other entities (but may manufacture it for its own non-commercial research). The Company agreed, commencing January 2017, to pay DIL €10 (approximately $13) per month for collaborative research. The monthly payments terminate upon the earlier of: (a) the date that the Company orders additional product in accordance with the terms of the agreement and (b) December 31, 2018, and the Company has no further financial obligations to DIL thereafter. The agreement expires on December 31, 2018, and the Company has the unilateral right to renew the agreement for subsequent one-year terms. At March 31, 2018, the future minimum payments under the supply agreement was $117.

Operating Lease

The Company leases its corporate offices under an operating lease. The term of the lease is five years commencing on January 1, 2015 and expiring on December 31, 2019. We have two options to renew our lease for an additional three years each. At March 31, 2018, the future minimum lease payments under the non-cancellable operating lease in excess of one year is as follows:

Years Ended December 31,	Amount
2018 (remaining nine months)	$54
2019	72
Total	$126

Rent expense including common area maintenance charges and taxes for the three months ended March 31, 2018 and 2017 was $19 and $21, respectively.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Defined Contribution Plan

The Company established a 401(K) Plan (the “401(K) Plan”) for eligible employees of the Company effective April 1, 2014. Generally, all employees of the Company who are at least twenty-one years of age and who have completed three months of service are eligible to participate in the 401(K) Plan. The 401(K) Plan is a defined contribution plan that provides that participants may make salary deferral contributions, of up to the statutory maximum allowed by law (subject to catch-up contributions) in the form of voluntary payroll deductions. The Company’s matching contribution is equal to 100 percent on the first four percent of a participant’s compensation which is deferred as an elective deferral. The Company’s aggregate matching contributions were $8 and $5 for the three months ended March 31, 2018 and 2017, respectively.

Product Liability

As a manufacturer of nutritional supplements that are ingested by consumers, the Company may be subject to various product liability claims. Although we have not had any claims to date, it is possible that future product liability claims could have a material adverse effect on our business or financial condition, results of operations or cash flows. The Company currently maintains product liability insurance of $5 million per-occurrence and a $10 million annual aggregate coverage. At March 31, 2018 and December 31, 2017, the Company had not recorded any accruals for product liability claims.

Note 12 – Related Party Transactions

The following is a description of the transactions we have engaged in with our directors, director nominees and officers and beneficial owners of more than five percent of our voting securities and their affiliates:

In October 2016, the Company received a purchase order from RENS Agriculture, an affiliate of Rens Technology Inc., and Ren Ren, one of the Company’s directors, to purchase $116 of our product. The Company received a 50% deposit in November 2016 in order to manufacture the product. The goods were shipped in January 2017 and received in China in March 2017. The Company has not received payment for the order to date. As a result of the ongoing litigation (see Note 13), the Company recorded an allowance for bad debt of $59 related to the receivable due from RENS Agriculture.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

In August 2017, before the hearing occurred, the Company amended its complaint repeating most of the initial claims but adding several additional claims against RENS Agriculture, Mr. Ren and two additional Chinese defendants, including a claim against RENS Agriculture for breaching the exclusive distribution agreement, as well as claims against all defendants for theft and misappropriation of our confidential proprietary information and trade secrets, breach of fiduciary duty and duty of loyalty, misappropriation of corporate opportunity, unfair competition and a number of other torts. We are seeking damages and injunctive relief. The Purchaser has filed a motion to dismiss the amended complaint, which is still pending and scheduled for oral argument in June 2018.

On August 16, 2017, the Purchaser commenced an action in the District Court of Clark County in the State of Nevada against us and Joseph Mannello, our then interim Chief Executive Officer, alleging that Mr. Mannello had breached his fiduciary duties and was grossly negligent in managing our company. The action seeks monetary damages and injunctive relief from Mr. Mannello as well as the appointment of a receiver over us. Subsequently, the Purchaser submitted a petition to appoint a receiver and we and Mr. Mannello submitted a motion to dismiss the action, both of which are currently pending and are due to be heard in June 2018. An application on consent to adjourn the hearing date on the receiver application and motion to dismiss is pending.

The parties are currently in settlement discussions regarding the foregoing matters.

The outcome of the aforementioned matters cannot be determined as of the date of these financial statements.

Note 15 – Subsequent Events

At-the-Market Offering

In April 2018 the Company sold an aggregate of 131,225 shares of common stock for aggregate gross proceeds of $159 in an at-the-market transaction pursuant to the sales agreement with H.C. Wainwright & Co., LLC.

On April 27, 2018, the Company consummated a private placement of shares of Common Stock pursuant to the terms of a securities purchase agreement dated as of April 25, 2018 at a purchase price of $1.24 per share, the closing price of the Common Stock on the Nasdaq Capital Market on such date. In the private placement, the Company issued 806,452 shares of Common Stock to a group of accredited investors, including two members of the Company’s board of directors, for aggregate gross proceeds of $1.0 million. The Company intends to use the net proceeds from the Private Placement primarily for working capital, research and development, strategic initiatives and other general corporate purposes.

In May 2018, the Company entered into a research agreement with Weill Cornell Medical College to study the efficacy of Fortetropin® in preventing weight and muscle loss associated with cancer in a mouse model of lung cancer. Under the terms of the agreement, the Company has quarterly payments to be paid through the first quarter of 2019. It is not expected that these payments will have a material impact on the results and operations of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

In March 2017, we launched Qurr, a Fortetropin®-powered product line formulated to support the vital role of muscle in overall well-being as well as in fitness. Qurr is a line of flavored puddings, powders, and shakes for daily use. Our Qurr line of muscle-focused over-the-counter products are available through a convenient, direct-to-consumer e-commerce platform.

In April 2017, the Company entered into an agreement with the College of Veterinary Medicine at Kansas State University to study the impact of Fortetropin on reducing muscle atrophy in dogs after ligament tear repair surgery. The study commenced in the second quarter of 2017, is expected to cost $32 and is expected to be completed by the third quarter of 2018.

In April 2018, the Company received the prestigious Certified for Sport® certification from NSF International for our new sports nutrition product line YolkedTM, an advanced nutrition product based on Fortetropin® that will be marketed specifically to competitive athletes.

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

Clinical and Basic Research Programs

We invest in research and development activities externally through academic and industry collaborations aimed at enhancing our products, optimizing manufacturing and broadening the product portfolio. We have developed the following collaborations with various academic centers:

●

In May 2018, the Company entered into a research agreement with Weill Cornell Medical College to study the efficacy of Fortetropin® in preventing weight and muscle loss associated with cancer in a mouse model of lung cancer. The Company anticipates that the study will be completed and the results announced in the first quarter of 2019.

●	In March 2018, we entered into a research agreement with Rutgers University, The State University of New Jersey, to work with Rutgers researchers in a program focused on discovering compounds and products for improving muscle health and performance.

●	In December 2017, we entered into an agreement with the University of California, Berkeley’s Department of Nutritional Sciences & Toxicology. The research project will study the effects of Fortetropin® on increasing the fractional rate of skeletal muscle protein synthesis in men and women between 60 and 75 years old. The Principal Investigator for this clinical study is William J. Evans, PhD, Adjunct Professor of Human Nutrition at the Department of Nutritional Sciences & Toxicology at the University of California, Berkeley campus. Professor Evans, a leading authority in muscle health research, will coordinate the activities of a multi-disciplinary team of scientists and physicians. In this randomized, double-blind, placebo-controlled clinical study, 20 subjects, men and women 60 – 75 years of age, will consume either Fortetropin® or a placebo for 21 days along with daily doses of a heavy water tracer. After 21 days, a micro-biopsy will be collected from each subject to determine the fractional rate of muscle protein synthesis. MYOS anticipates the clinical study will be completed and its results announced in the second half of 2018.

●	In April 2017, we entered into an agreement with the College of Veterinary Medicine at Kansas State University to study the impact of Fortetropin® on reducing muscle atrophy in dogs after tibial-plateau-leveling osteotomy (TPLO) surgery to repair the cranial cruciate ligament (CCL). The study is expected to be completed by the end of the second quarter of 2018.

●	In May 2015, we initiated a dose response clinical study led by Jacob Wilson, Ph.D., CSCS*D, Professor of Health Sciences and Human Performance at the University of Tampa, to examine the effects of Fortetropin® supplementation on plasma myostatin levels at various dosing levels in young adult males and females. This study is intended to help us better define the dose response curve, the minimal effective dose and effects of Fortetropin® on serum myostatin. In this double blind placebo controlled clinical study, 80 male and female subjects ranging in ages between 18 and 22 were randomized into four groups such that no significant differences in serum myostatin concentration existed between groups. Following assignment to one of the four groups, blood samples were collected to establish baseline values. Subjects were subsequently supplemented with three different doses of Fortetropin® (2.0g, 4.0g and 6.6g) and a matching placebo for one week. Following one week of supplementation, blood samples were collected and serum myostatin levels were assayed. Results demonstrated that Fortetropin® is effective as a myostatin reducing agent at daily doses of 4.0g and 6.6g. This research, which continues to build upon our current understanding of Fortetropin®, may result in the formulation of new products. An abstract of this study was presented at the 2016 International Conference on Frailty & Sarcopenia Research (Philadelphia, PA) in April 2016.

●	In August 2014, we entered into a research agreement with Human Metabolome Technologies America, Inc., (“HMT”), to apply their proprietary, state-of-the-art capillary electrophoresis-mass spectrometry (CE-MS) technologies to characterize the metabolomic profiles of plasma samples obtained from healthy male subjects who used either Fortetropin® or placebo with the goal of identifying metabolites with pro-myogenic activity in the plasma samples of subjects who took Fortetropin® as well as examining the effect on glucose and fat metabolism. HMT used a metabolite database of over 290 lipids and over 900 metabolites to identify potential plasma biomarkers of muscle growth. The study was completed during the fourth quarter of 2014. Initial data from this study indicated that subjects who received Fortetropin® displayed differential metabolomic profiles relative to subjects who received placebo. The results of this study enhance our understanding of the mechanism of action of Fortetropin® and provides guidance for the development of biotherapeutics based on Fortetropin®. Additionally, the early indications of plasma biomarkers may guide future study design for Fortetropin® clinical trials by identifying clinically-relevant endpoints and potential stratification of patient populations. The results from this study were presented at the Sarcopenia, Cachexia and Wasting Disorders Conference (Berlin, Germany) in December 2016.

●	In May 2014, we entered into an agreement with the University of Tampa to study the effects of Fortetropin® supplementation in conjunction with modest resistance training in 18-21 year old males. The study was a double-blind, placebo-controlled trial which examined the effects of Fortetropin® on skeletal muscle growth, lean body mass, strength, and power in recreationally trained males. Forty-five subjects were divided into placebo, 6.6g and 19.8g dosing arms of Fortetropin® daily for a period of 12 weeks. Results demonstrated a statistically significant increase in both muscle thickness and lean body mass in subjects taking Fortetropin® but not in subjects taking placebo. The clinical study also analyzed blood myostatin and cytokines levels via high-sensitivity enzyme-linked immunosorbent assay (“ELISA”) based analysis. Serum was analyzed for a plethora of relative cytokine levels via high-sensitivity enhanced chemiluminescent-based methods. The Interferon-Gamma (“IFN-γ”) inflammatory cytokine protocol screening showed no statistically significant changes in serum levels of IFN-γ for subjects in the placebo group. However, subjects in both Fortetropin® daily dosing arms experienced statistically significant decreases (p < 0.05) in serum levels of the IFN-γ inflammatory cytokine. IFN-γ is recognized as a signature pro-inflammatory cytokine protein that plays a central role in inflammation and autoimmune diseases. Excess levels of inflammatory cytokines are associated with muscle-wasting diseases such as sarcopenia and cachexia. The lipid serum safety protocol demonstrated that daily use of Fortetropin® at recommended and three times the recommended dose had no adverse lipid effect and did not adversely affect cholesterol, HDL or triglyceride levels. Data from the study was presented at the American College of Nutrition’s 55th annual conference. A separate mechanism of action study at the University of Tampa demonstrated that in addition to reducing serum myostatin levels, Fortetropin® showed activity in mTOR and Ubiquitin pathways, two other crucial signaling pathways in the growth and maintenance of healthy muscle. Specifically, the preclinical data showed that Fortetropin® up-regulates the mTOR regulatory pathway. The mTOR pathway is responsible for production of a protein kinase related to cell growth and proliferation that increases skeletal muscle mass. Up-regulation of the mTOR pathway is important in preventing muscle atrophy. We believe Fortetropin®’s ability to affect the mTOR pathway may have a significant impact in treating patients suffering from degenerative muscle diseases and suggests that Fortetropin®-based products may help slow muscle loss secondary to immobility and denervation. The preclinical data also demonstrated that Fortetropin® acts to reduce the synthesis of proteins in the Ubiquitin Proteasome Pathway, a highly selective, tightly regulated system that serves to activate muscle breakdown. Over-expression of the Ubiquitin Proteasome Pathway is responsible for muscle degradation. We believe Fortetropin®’s ability to regulate production in the Ubiquitin Proteasome Pathway may have significant implications for repairing age-related muscle loss and for patients suffering from chronic diseases such as cachexia.

●	In May 2014, we entered into a three-year master service agreement with Rutgers University. The initial phase under the agreement was to develop cell-based assays for high-throughput screening studies of next generation myostatin inhibitors. Additionally, we initiated a second phase of the agreement to develop a secondary assay for measuring myostatin activity using a genetically engineered muscle cell line that fluoresce in the presence of myostatin. Phase I and II were completed in 2015. We believe the assays developed will enable us to elucidate the specific molecules in Fortetropin® that impart activity as it relates to the development of muscle tissue.

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

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	Three Months Ended March 31,		Change
	2018	2017	Dollars	%

Net revenues	$57	$150	$(93)	(62%)
Cost of sales	31	135	(104)	(77%)
Gross profit	26	15	11	73%
Gross profit percentage	46%	10%

Operating expenses:
Selling, research and marketing	394	300	94	31%
Personnel and benefits	417	333	84	25%
General and administrative	427	504	(77)	(15%)
Total operating expenses	1,238	1,137	101	9%
Operating loss	(1,212)	(1,122)	90	8%
Other (expense) income, net	(1)	5	(6)	N/M
Net loss	$(1,213)	$(1,117)	$96	9%

N/M = Percent change not meaningful

Net revenues

Net revenues for the three months ended March 31, 2018 decreased 62% or $93 compared to net revenues for the three months ended March 31, 2017. The decrease in net revenues was primarily due to a non-recurring sale to a related party of Egg Yolk powder drink of $116 and the sales of Re products of $34 in the three months ended March 31, 2017 offset by new product sales of $57 for Qurr during the three months ended March 31, 2018.

Cost of sales

Cost of sales for the three months ended March 31, 2018 decreased 77% or $104 compared to cost of sales for the three months ended March 31, 2017. The decrease was primarily due to lower net revenues in 2018 offset by higher net revenues in 2017.

Gross profit

Gross profit for the three months ended March 31, 2018 increased 73% or $11 compared to gross profit for the three months ended March 31, 2017. Gross profit percentage increased to 46% for the three months ended March 31, 2018 compared to 10% for the three months ended March 31, 2017 primarily due to new product launch costs in the first few months of 2017 that did not recur in the three months ended March 31, 2018.

Operating expenses

Operating expenses for the three months ended March 31, 2018 increased 9% or $101, compared to operating expenses for the three months ended March 31, 2017. The increase is due primarily to an increase in selling, research and marketing of $93 relating to the launch of new clinical studies in 2018 and an increase in personnel and benefits of $46 relating to stock-based compensation for shares issued to directors in the three months ended March 31, 2018, offset by a decrease in general and administrative of $77 due to lower professional fees in the three months ended March 31, 2018.

Liquidity and Capital Resources

Working capital at March 31, 2018 and December 31, 2017 is summarized as follows:

	March 31,	December 31,	Increase
	2018	2017	(Decrease)
Current Assets:
Cash	$230	$923	$(693)
Accounts receivable, net	1	4	(3)
Inventories, net	1,782	1,779	3
Prepaid expenses and other assets	161	163	(2)
Total current assets	$2,174	$2,869	$(695)
Current liabilities:
Accounts payable	$184	$176	$8
Accrued expenses and other current liabilities	263	255	8
Total current liabilities	$447	$431	$16

Working capital decreased $711 to $1,727 at March 31, 2018 compared to $2,438 at December 31, 2017.

Significant changes in working capital components were as follows:

●	Cash decreased $693 due to $989 used in operating activities, which was partially offset by net proceeds of $296 from the sale of common stock during the three months ended March 31, 2018.

●	Accounts receivable, net decreased $3 due to timely payments from customers during the three months ended March 31, 2018.

●	Inventories, net increased $3 due to production of new product during the three months ended March 31, 2018.
●	Prepaid expenses and other assets decreased $2 primarily due to a net decrease in insurance premiums and consulting fees of $45 offset by an increase in other prepaid expenses of $43.

●	Accounts payable increased $8 due to timing of vendor invoices for the three months ended March 31, 2018.

●	Accrued expenses increased $8 primarily due to an increase in accrued research and development of $102 offset by a decrease in accrued professional fees and other current liabilities of $64 and a decrease in insurance financing of $28.

At March 31, 2018, we had cash of $230 and total assets of $4,011 (which includes $1,568 of intangible assets).

Summarized cash flows for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017	Change

Net cash used in operating activities	$(989)	$(1,428)	$439
Net cash provided by financing activities	296	1,801	(1,505)
Net (decrease) / increase in cash	$(693)	$373	$(1,066)

Net cash used in operating activities represents net loss adjusted for certain non-cash items and changes in operating assets and liabilities.

Net cash used in operating activities for the three months ended March 31, 2018 decreased $439 compared to the three months ended March 31, 2017.

Net cash provided by financing activities for the three months ended March 31, 2018 decreased $1,505 compared to the three months ended March 31, 2017.

For additional information about the changes in operating assets and liabilities refer to the above discussion on working capital.

Subsequent to the end of the quarter, the Company consummated a private placement of shares of common stock pursuant to the terms of a securities purchase agreement dated as of April 25, 2018 at a purchase price of $1.24 per share. In the private placement, the Company issued 806,452 shares of common stock to a group of accredited investors, including two members of the Company’s board of directors, for aggregate gross proceeds of $1.0 million. The Company intends to use the net proceeds from the Private Placement primarily for working capital, research and development, strategic initiatives and other general corporate purposes

Long-term Contractual Obligations

At March 31, 2018, the Company’s enforceable and legally binding contractual obligations include future minimum lease payments under a non-cancellable operating lease and purchase obligations under a long-term supply agreement.

Supply Agreement

At March 31, 2018, the future minimum payments under the supply agreement for the remaining months of 2018 are approximately $117. The agreement expires on December 31, 2018, and the Company has the unilateral right to renew the agreement for subsequent one-year terms.

Operating Lease Agreement

At March 31, 2018, the future minimum lease payments under the non-cancellable operating lease were as follows:

Years Ended December 31,	Amount
2018 (remaining nine months)	$54
2019	72
Total	$126

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

Recent Accounting Pronouncements

In March 2018, the FASB issued a new accounting standard to incorporate Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses the accounting implications of the major tax reform legislation, Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017. SAB 118 allows a company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date and was effective upon issuance. We continue to analyze the Tax Act, and in certain areas, have made reasonable estimates of the effects on our condensed consolidated financial statements and tax disclosures. See Note 5, Income taxes, in the accompanying condensed financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718). The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This update is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09, effective January 1, 2018, did not have a significant impact on its consolidated financial statements.

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

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, equity and the disclosures of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future non-conforming events. Accordingly, the actual results could differ significantly from estimates. Significant items subject to such estimates include but are not limited to the valuation of stock-based awards, measurement of allowances for doubtful accounts and inventory reserves, the amount of deferred offering costs recognized, the selection of asset useful lives, fair value estimations used to test long-lived assets, including intangibles, impairments, and provisions necessary for assets and liabilities.

The Company has historically recorded minimal sales to its distributors during the past fifteen consecutive quarters, and launched its QURR portfolio of branded products in March 2017. Management’s estimates, including evaluation of impairment of long-lived assets and inventory reserves are based in part on forecasted future results. A variety of factors could cause actual results to differ from forecasted results and these differences could have a significant effect on asset carrying amounts.

Concentrations of Credit Risk

Management regularly reviews accounts receivable, and if necessary, establishes an allowance for doubtful accounts that reflects management’s best estimate of amounts that may not be collectible based on historical collection experience and specific customer information. Bad debt expense recognized as a result of an allowance for doubtful accounts is classified under general and administrative expenses in the statements of operations. If we are unable to collect our outstanding accounts receivable from our distributors, or if our distributors are unable or unwilling to purchase our products, our operating results and financial condition will be adversely affected.

Fair Value of Long-Lived Assets

We test long-lived assets, including fixed assets and intangibles with finite lives, for recoverability when events or changes in circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in our evaluation of potential impairment and then compare the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate we utilize to evaluate potential investments. We estimate fair value based on the information available in making the necessary estimates, judgments and projections. Intangible assets include patent costs associated with applying for a patent and being issued a patent. Costs to defend a patent and costs to invalidate a competitor’s patent or patent application are expensed as incurred. Upon issuance of the patent, capitalized patent costs are reclassified from intangibles with indefinite lives to intangibles with finite lives and amortized on a straight-line basis over the shorter of the estimated economic life or the initial term of the patent, generally 20 years.

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

Inventory Reserves

Inventories are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis.  Our policy is to recognize an inventory reserve as a loss in earnings in the period in which evidence exists that the net realizable value of inventory is less than its cost due to damage, physical deterioration, obsolescence, and changes in inventory reserve estimates, changes in price levels or other causes. Net realizable value is the estimated selling price in the ordinary course of business, less costs to complete and sell finished goods, including direct selling costs such as transportation and sales commissions as well as inventory write-offs.  The multiple possible outcomes that can result from applying lower of cost or net realizable value can make inventory valuation highly complex.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation management concluded that due to a material weakness in our internal control over financial reporting our disclosure controls and procedures were not effective. We are implementing remedial measures designed to address the material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2017, before the hearing occurred, the Company amended its complaint repeating most of the initial claims but adding several additional claims against RENS Agriculture, Mr. Ren and two additional Chinese defendants, including a claim against RENS Agriculture for breaching the exclusive distribution agreement, as well as claims against all defendants for theft and misappropriation of our confidential proprietary information and trade secrets, breach of fiduciary duty and duty of loyalty, misappropriation of corporate opportunity, unfair competition and a number of other torts. We are seeking damages and injunctive relief. The Purchaser has filed a motion to dismiss the amended complaint, which is still pending and scheduled for oral argument in June 2018.

On August 16, 2017, the Purchaser commenced an action in the District Court of Clark County in the State of Nevada against us and Joseph Mannello, our then interim Chief Executive Officer, alleging that Mr. Mannello had breached his fiduciary duties and was grossly negligent in managing our company. The action seeks monetary damages and injunctive relief from Mr. Mannello as well as the appointment of a receiver over us. Subsequently, the Purchaser submitted a petition to appoint a receiver and we and Mr. Mannello submitted a motion to dismiss the action, both of which are currently pending and are due to be heard in June 2018. An application on consent to adjourn the hearing date on the receiver application and motion to dismiss is pending.

The parties are currently in settlement discussions regarding the foregoing matters

Item1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 31, 2018. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this report, other than as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management has identified a material weakness in our internal controls over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness that we identified was the lack of segregation of duties within our accounting and finance group as a result of our limited financial resources. We are remediating this weakness, primarily through supplementing our accounting and finance staff with an outside financial expert to review our financial statements and periodic reports. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and shareholder litigation.

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

MYOS RENS TECHNOLOGY INC.

Date: May 9, 2018	By:	/s/ Joseph Mannello
Name: Joseph Mannello
Title: Chief Executive Officer