Form 10-Q
period 2018-09-30
MYOS RENS TECHNOLOGY INC.
filed 2018-11-13
CIK 1402479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2018, the registrant had 7,473,723 shares of common stock outstanding.

MYOS RENS TECHNOLOGY INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash	$459	$923
Accounts receivable, net	5	4
Inventories, net	1,741	1,779
Prepaid expenses and other current assets	108	163
Total current assets	2,313	2,869
Deferred offering costs	108	102
Fixed assets, net	157	184
Intangible assets, net	1,425	1,640
Total assets	$4,003	$4,795

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$169	$176
Accrued expenses and other current liabilities	237	255
Promissory note payable and accrued interest	752	-
Total current liabilities	1,158	431

Total liabilities	1,158	431

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $.001 par value; 500,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 12,000,000 shares authorized at September 30, 2018 and at December 31, 2017; 7,473,723 and 6,340,604 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	7	6
Additional paid-in capital	37,840	36,202
Accumulated deficit	(35,002)	(31,844)
Total stockholders’ equity	2,845	4,364

Total liabilities and stockholders’ equity	$4,003	$4,795

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net revenues	$66	$160	$211	$369
Cost of sales	59	65	150	244
Gross profit	7	95	61	125
Operating expenses:
Selling, marketing and research	128	91	756	599
Personnel and benefits	396	309	1,162	1,053
General and administrative	392	452	1,298	1,461
Total operating expenses	916	852	3,216	3,113
Operating loss	(909)	(757)	(3,155)	(2,988)
Other income	-	5	-	13
Interest expense	(2)	(1)	(3)	(1)
Net loss	$(911)	$(753)	$(3,158)	$(2,976)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.12)	$(0.13)	$(0.45)	$(0.52)

Weighted average number of common shares outstanding:
Basic and diluted	7,473,723	5,844,372	7,077,499	5,736,637

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(3,158)	$(2,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27	39
Amortization	215	196
Stock-based compensation	195	121
Deferred offering costs	96	-
Bad debt expense	-	59
Inventory reserve	25	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1)	(107)
Decrease in inventories, net	13	41
Decrease (increase) in prepaid expenses	55	(415)
Decrease in deferred revenue	-	(46)
Decrease in accounts payable and accrued interest and other expenses	(17)	(112)
Net cash used in operating activities	(2,550)	(3,200)

Cash Flows From Financing Activities:
Deferred offering costs from at-the-market transaction	(108)	(125)
Proceeds from promissory note payable	750	-
Proceeds from registered direct offering of common stock, net of costs	1,444	1,927
Net cash provided by financing activities	2,086	1,802

Net decrease in cash	(464)	(1,398)
Cash at beginning of period	923	1,866
Cash at end of period	$459	$468

Supplemental schedule of non-cash investing and financing activities:
Recognition of deferred offering costs as a reduction of equity in connection with the at-the-market offering	$6	$-

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND LIQUIDITY

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of September 30, 2018 have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures required by U.S. GAAP for complete consolidated financial statements have been condensed or omitted herein. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 27, 2018. The unaudited interim condensed consolidated financial statements presented herein reflect all normal adjustments that are, in the opinion of management, necessary for a fair presentation of the statement of the financial position, results of operations and cash flows for the periods presented. The Company is responsible for the unaudited interim condensed consolidated financial statements included in this report. The results of any interim period are not necessarily indicative of the results for the full year.

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

On January 6, 2017, the Company commenced an action in the Supreme Court of New York, County of New York (the “Court”), against RENS Agriculture, the parent company of the Purchaser, and Ren Ren, a principal in both entities and one of our directors, arising from the Purchaser’s breach of the Purchase Agreement. See NOTE 14-LEGAL PROCEEDINGS.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Going Concern and Liquidity

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which contemplates the continuation of the Company as a going concern. The Company has suffered recurring losses from operations and incurred a net loss of approximately $3,158 for the nine months ended September 30, 2018 and $4,058 for the year ended December 31, 2017.

As of September 30, 2018 the Company had cash of $459 and working capital of $1,155 (current assets of $2,313 less current liabilities of $1,158). For the nine months ended September 30, 2018 and 2017, our net loss was $3,158 and $2,976, respectively. For the nine months ended September 30, 2018 and 2017, net cash used in operating activities was $2,550 and $3,200 respectively.

The Company has historically recorded minimal sales during the past seventeen consecutive quarters. In June 2018, the Company launched a Fortetropin® based pet product called Myos Canine Muscle Formula. In April 2018, the Company launched YolkedTM, a new sports nutrition product line. In March 2017, the Company launched Qurr, a Fortetropin® powered product line to support the vital role of muscle in overall well-being.

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

At-the-Market Offering

On February 21, 2017, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) which established an at-the-market equity program pursuant to which the Company may offer and sell up to $6.0 million of its shares of common stock from time to time through H.C. Wainwright. The Company incurred $125 of deferred offering costs in connection with this program which were originally recorded as a long term other asset on the Company’s condensed consolidated balance sheets. Since this sales agreement expired by June 30, 2018 the remaining deferred offering costs of $96 were recognized as legal expenses recorded within the accompanying condensed consolidated statements of operations as general and administrative expenses in the nine months ended September 30, 2018.

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

On July 24, 2018, the Company entered into a new sales agreement with H.C. Wainwright which established a new at-the-market equity program pursuant to which the Company may offer and sell shares of common stock from time to time through H.C. Wainwright. The Company incurred $108 of deferred offering costs in connection with this program as of September 30, 2018 which was recorded as a long term other asset on the Company’s condensed consolidated balance sheets. The deferred offering costs will be reflected as a reduction in equity as the Company incurs sales of its stock pursuant to this program. Management continues to evaluate the ongoing progress of this program and its related outstanding deferred offering costs.

Private Placement

On April 25, 2018, the Company entered into a securities purchase agreement with private investors providing for the issuance and sale by the Company of 806,452 shares of common stock, in a private placement offering at a purchase price of $1.24 per share, for gross proceeds of $1,000 and net proceeds of $978.

Promissory Note Payable

On August 30, 2018, the Company executed an unsecured promissory note (the “Note”) in the principal amount of up to $750 in favor of Joseph Mannello, the Company’s chief executive officer (the “Lender”). Pursuant to the Note, on August 30, 2018, the Lender advanced $500 of funds to the Company. On September 27, 2018, the Lender advanced an additional $250 of funds to the Company. The Note accrues interest at a rate of 5% per annum and all payments of principal, interest and other amounts under the Note are payable on August 31, 2019 or earlier under certain circumstances. The Company may prepay, in whole or in part, at any time, the principal, interest and other amounts owing under the Note, without penalty. The proceeds of the Note will be used by the Company for general working capital purposes. As of September 30, 2018, the Company accrued $2 of interest expense on the Note. On November 13, 2018, the Company amended and restated the Note to increase the maximum amount that may be drawn down under the Note from $750 to $1,000. The Company expects to draw down an additional $250 under the Note in November 2018.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Management’s estimates, including evaluation of impairment of long-lived assets and inventory reserves are based in part on forecasted future results. A variety of factors could cause actual results to differ from forecasted results and these differences could have a significant effect on asset carrying amounts. Management believes that we have the ability to sell raw materials to a third party in the event the Company does not obtain the requisite amount of revenue.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At September 30, 2018 and December 31, 2017 the Company had no cash equivalents. As part of our ongoing liquidity assessments, management evaluates our cash and cash equivalents. The Company maintains its bank accounts with high credit quality financial institutions and has never experienced any losses related to these bank accounts. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its financial institutions. The amount of funds held in these accounts can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities so the Company may at times have exposure to cash in excess of FDIC insured limits.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Inventories, net

Inventories are valued at the lower of cost or net realizable value, with cost determined on a first in, first-out basis. Each quarter the Company evaluates the need for a change in the inventory reserve based on projected future sales and expiration dates of products. For the three months and nine months ended September 30, 2018 a $25 reserve was recorded for expiring product within cost of sales on the condensed consolidated statements of operations.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering not be completed, deferred offering costs are charged to operations during the period in accordance with SEC guidance. Since the February 21, 2017 sales agreement expired by June 30, 2018 the remaining deferred offering costs of $96 on the Company’s condensed consolidated balance sheets were recognized and recorded within the Company’s condensed consolidated statements of operations as general and administrative expenses for the nine months ended September 30, 2018.

On July 24, 2018, the Company entered into a new sales agreement, incurring $108 of deferred offering costs as of September 30, 2018 which was recorded as a long term other asset on the accompanying condensed consolidated balance sheet.

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

Fixed Assets

Fixed assets are stated at cost and depreciated to their estimated residual value over their estimated useful lives of 3 to 7 years. Leasehold improvements are amortized over the lesser of the asset’s useful life or the contractual remaining lease term including expected renewals. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are reversed from the accounts and the resulting gains or losses are included in the condensed consolidated statements of operations.

Depreciation is provided using the straight-line method for all fixed assets. Repairs and maintenance costs are expensed as incurred.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

There were no impairment charges for the nine months ended September 30, 2018 and the year ended December 31, 2017. Intangible assets at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
	2018	2017
Intangibles with finite lives:
Intellectual property	$2,101	$2,101
Website - qurr.com	380	380
Less: accumulated amortization – intellectual property	(942)	(784)
Less: accumulated amortization - website	(114)	(57)
Total intangible assets, net	$1,425	$1,640

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, amortization expense for intangible assets is estimated to be as follows:

Years Ended December 31,	Amount
2018 (remaining three months)	$72
2019	286
2020	286
2021	286
2022	229
2023	210
2024	56
Total	$1,425

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Contract Liabilities

Contract liabilities may include deferred revenue related to customer payments made in advance of the customer obtaining control of the product, as well as liabilities associated with sales incentives. At September 30, 2018 and December 31, 2017, the Company had no contract liability balances.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Disaggregation of Revenue

Our net revenues by product type are presented below for the three months ended September 30, 2018 and 2017.

	Three-month Period
Product Type	September 30, 2018	September 30, 2017
QURR (1)	$40	$51
YOLKED (2)	13	-
Myos Canine Muscle Formula (3)	8	-
Physician Muscle Health Formula (4)	5	7
Cenegenics (5)	-	100
Rē Muscle Health (6)	-	2
Total Net Revenues	$66	$160

Our net revenues by product type are presented below for the nine months ended September 30, 2018 and 2017.

	Nine-month Period
Product Type	September 30, 2018	September 30, 2017
QURR (1)	$156	$123
YOLKED (2)	28	-
Myos Canine Muscle Formula (3)	8	-
Physician Muscle Health Formula (4)	19	10
Cenegenics (5)	-	100
Egg Yolk Powder (6)	-	116
Rē Muscle Health (6)	-	20
Total Net Revenues	$211	$369

(1)	QURR product was launched in April 2017
(2)	YOLKED product was launched in April 2018
(3)	Myos Canine Muscle Formula was launched in June 2018
(4)	Physician’s Muscle Health Formula was launched in June 2016
(5)	Cenegenics is a private label fortetropin based product we produce as ordered
(6)	Egg Yolk Powder and Rē Muscle Health products were no longer available after 2017

Advertising

The Company charges advertising expenses to selling, marketing and research as incurred. Advertising expenses were $15 and $83 for the three months ended September 30, 2018 and 2017, respectively, and $269 and $395 for the nine months ended September 30, 2018 and 2017, respectively.

Research and Development

Research and development expenses consist primarily of operating expenses, the cost of manufacturing our product for clinical study, the cost of conducting clinical studies and the cost of conducting preclinical and research activities.

Research and development expenses were $62 and $1 for the three months ended September 30, 2018 and 2017, respectively, and $353 and $42 for the nine months ended September 30, 2018 and 2017, respectively.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Shipping and Handling

The Company records expenses for shipping and handling of products to our customers as cost of sales. These expenses were $11 and $9 for the three months ended September 30, 2018 and 2017, respectively, and $35 and $28 for the nine months ended September 30, 2018 and 2017, respectively.

Stock-based Compensation

Stock-based payments are measured at their estimated fair value on the date of grant. Stock-based compensation expense recognized during a period is based on the estimated number of awards that are ultimately expected to vest. For stock options and restricted stock that do not vest immediately we recognize compensation cost on the unvested shares and options on a straight-line basis over the remaining vesting period. These expenses are included as personnel and benefits within the condensed consolidated statements of operations. Stock-based compensation expenses were $30 and $40 for the three months ended September 30, 2018 and 2017, respectively, and $195 and $121 for the nine months ended September 30, 2018 and 2017, respectively.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options and the market price of our common stock on the date of grant for the fair value of restricted stock issued. Our determination of the fair value of stock-based awards is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and certain other market variables such as the risk-free interest rate.

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

A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement. At September 30, 2018 and December 31, 2017 the Company’s financial instruments consisted primarily of cash, accounts receivable, accounts payable and accrued expenses. Due to their short-term nature, the carrying amounts of the Company’s financial instruments approximated their fair values.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Basic and Diluted Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potential dilutive securities outstanding had been issued. The Company uses the “treasury stock” method to determine the dilutive effect of common stock equivalents such as options, warrants and restricted stock. For the nine months ended September 30, 2018 and 2017, the Company incurred a net loss.

Accordingly, the potential dilutive securities were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been antidilutive. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented. The aggregate number of potentially dilutive common stock equivalents outstanding at September 30, 2018 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 1,429,942, which includes warrants to purchase an aggregate of 821,202 shares of common stock and options to purchase an aggregate of 608,740 shares of common stock.

The aggregate number of potentially dilutive common stock equivalents outstanding at September 30, 2017 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 1,384,219, which includes outstanding and exercisable warrants to purchase an aggregate of 821,202 shares of common stock, and vested stock options to purchase an aggregate of 253,310 shares of common stock.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, Accounting for Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized. The Company follows ASC 740 rules governing uncertain tax positions, which provides guidance for recognition and measurement. This prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on recognition, classification and disclosure of these uncertain tax positions. The Company has no significant uncertain income tax positions.

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

Interest costs and penalties related to income taxes are classified as interest expense and operating expenses, respectively, in the Company’s financial statements. For the nine months ended September 30, 2018 and 2017, the Company did not recognize any interest or penalty expense related to income taxes. The Company files income tax returns in the U.S. federal jurisdiction and states in which it does business.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance improves and clarifies the fair value measurement disclosure requirement of ASC 820. The new disclosure requirements include the changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurement held at the end of reporting period and the explicit requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The other provisions of ASU 2018-13 also include eliminated and modified disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019 with early adoption permitted, including in an interim period for which financial statements have not been issued or made available for issuance. The Company has evaluated the impact of early adoption of this ASU and determined that it will not have a significant impact on its condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new guidance expands the scope of Topic 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations, and supersedes the guidance in ASC 505-50, Equity-Based Payments to Non-Employees. The most significant change resulting from this update is that stock-based awards granted to non-employees will no longer need to be re-measured at fair value at each financial reporting date until performance is complete, as these awards will be measured at fair value at the grant date. The guidance is effective January 1, 2019 with early adoption permitted, including in an interim period for which financial statements have not been issued. The Company has evaluated the impact of early adoption of this ASU and determined that it will not have a significant impact on its condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will continue to primarily depend on its classification as a finance or operating lease. However, unlike current U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. ASU 2016-02 is effective beginning January 1, 2019, with early application permitted. In July 2018, the FASB issued ASU No. 2018-11, which provides targeted improvements to the new lease standard, including an option to apply the transition provisions at its adoption date instead of at the earliest comparative period presented in its financial statements. We have evaluated the adoption of ASU 2016-02 and determined that the standard will not have a significant impact on the Company’s condensed consolidated financial statements.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 4 – INVENTORIES, NET

Inventories, net at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Raw materials	$1,809	$2,223
Work in process	61	64
Finished goods	261	203
	2,131	2,490
Less: inventory reserves	(390)	(711)
Inventories, net	$1,741	$1,779

NOTE 5 – FIXED ASSETS

Fixed assets at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Furniture, fixtures and equipment	$116	$116
Computers and software	68	68
Leasehold improvements	239	239
Other	7	7
Total fixed assets	430	430
Less: accumulated depreciation	(273)	(246)
Net book value of fixed assets	$157	$184

Depreciation expense was $28 and $39 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses and other current assets at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Prepaid insurance	$19	$88
Prepaid consulting	12	10
Prepaid legal	50	50
Prepaid other	27	15
Total prepaid expenses and other current assets	$108	$163

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of estimated future payments that relate to the current and prior accounting periods. Management reviews these estimates regularly to determine their reasonableness. Accrued expenses and other current liabilities at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Professional fees	$71	$153
Deferred rent	12	19
Payroll	21	17
Insurance financing and other	11	66
Research	122	-
Total accrued expenses and other current liabilities	$237	$255

NOTE 8 - PROMISSORY NOTE PAYABLE

On August 30, 2018, the Company executed an unsecured promissory note (the “Note”) in the principal amount of $750 in favor of Joseph Mannello, the Company’s chief executive officer (the “Lender”). Pursuant to the Note, on August 30, 2018, the Lender advanced $500 of funds to the Company. On September 26, 2018, the Lender advanced an additional $250 of funds to the Company. The Note accrues interest at a rate of 5% per annum and all payments of principal, interest and other amounts under the Note are payable on August 31, 2019 or earlier under certain circumstances. The Company may prepay, in whole or in part, at any time, the principal, interest and other amounts owing under the Note, without penalty. The proceeds of the Note will be used by the Company for general working capital purposes. As of September 30, 2018 the Company accrued $2 of interest expense on the Note. On November 13, 2018, the Company amended and restated the Note to increase the maximum amount that may be drawn down under the Note from $750 to $1,000. The Company expects to draw down an additional $250 under the Note in November 2018.

Note 9 – Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2018 were as follows:

			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2017	6,340,604	$6	$36,202	$(31,844)	$4,364
Net proceeds from sale of common stock	271,520	-	466	-	466
Net proceeds from private sale of stock	806,452	1	977		978
Stock-based compensation expense	-	-	140	-	140
Issuance of restricted stock options	55,147	-	55		55
Net loss	-	-	-	(3,158)	(3,158)
Balance at September 30, 2018	7,473,723	$7	$37,840	$(35,002)	$2,845

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

As of September 30, 2018 the Rights have no dilutive effect on the earnings per common share calculation and no shares of preferred stock have been issued. The Company has determined that these Rights have a de minimis fair value. The description and terms of the Rights are set forth in the Rights Agreement dated as of February 14, 2017 between the Company and Island Stock Transfer, as Rights Agent.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Issuance of Common Stock

The Company has periodically issued common stock in connection with certain private and public offerings. For the nine months ended September 30, 2018 and 2017 the Company has received aggregate gross proceeds of $1,472 and $2,125 from these offerings:

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

In addition, the Company issued 55,147 shares of restricted common stock under its equity incentive plan (see Note 11)

Note 10 – Warrants

The following table summarizes information about outstanding and exercisable warrants at September 30, 2018:

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

September 30, 2018

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 11 – STOCK COMPENSATION

Equity Incentive Plan

In November 2016, the Company increased the number of shares available for issuance under its 2012 Equity Incentive Plan (as amended, the “Plan”) from 550,000 to 850,000, which was approved by the Company’s shareholders in December 2016. The Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. As of September 30, 2018, the remaining shares of common stock available for future issuances of awards was 231,260. The Company granted an aggregate of 30,000 options to purchase restricted common stock to certain directors prior to the adoption of the Plan. Stock options generally vest and become exercisable with respect to 100% of the common stock subject to such stock option on the third (3rd) anniversary of the date of grant. Any unvested portion of a stock option shall expire upon termination of employment or service of the participant granted the stock option, and the vested portion shall remain exercisable in accordance with the provisions of the Plan.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2018:

			Weighted
		Weighted	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Options	Price	Term (Years)
Balance at December 31, 2017	561,740	$7.32	5.61
Options granted	57,000	4.00	9.50
Options canceled	(10,000)	4.00	-
Balance at September 30, 2018	608,740	$6.76	5.65

At September 30, 2018 and December 31, 2017, the exercisable options had no intrinsic value.

As of September 30, 2018, 253,310 options have vested and 355,430 options remain unvested. The vesting terms range from zero to 9.50 years and the vested options have a weighted average remaining term of 5.65 years and a weighted average exercise price of $6.76 per share.

The weighted average grant date fair value of the 57,000 stock options granted during the nine months ended September 30, 2018 was $0.32. The following table summarizes the assumptions used to value stock using a Black-Scholes model:

Expected annualized volatility:	50.00%
Annual risk-free interest rate:	2.38%
Expected time to maturity:	7 years
Exercise Price	$4.00

The risk-free rate is based on the U.S. Treasury rate for a note with a similar term in effect at the time of the grant. The expected annualized volatility is based on the volatility of the Company’s historical stock prices.

Restricted Stock

The following table summarizes unvested restricted stock awards activity for the nine months ended September 30, 2018:

		Weighted
		Average
		Grant Date
	Shares	Share Price
Restricted stock awards unvested at December 31, 2017	1,250	$2.74
Granted	55,147	1.36
Vested	(56,397)	1.39
Restricted stock awards unvested at September 30, 2018	-

Stock-Based Compensation:

Stock-based compensation consists of expenses related to the issuance of stock options and restricted stock. Stock-based compensation expenses were $30 and $39 for the three months ended September 30, 2018 and 2017, respectively, and $195 and $121 for the nine months ended September 30, 2018 and 2017, respectively.

The aggregate unrecognized compensation expense of stock options and restricted stock at September 30, 2018 was $73, which will be recognized through January 2021.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Note 12 – Commitments and Contingencies

Supply Agreement

On November 18, 2016, the Company entered into an Amended Supply Agreement with DIL Technologie GmbH (“DIL”). Pursuant to the agreement (and so long as the agreement is effective), DIL will manufacture and supply the Company with Fortetropin®, the active ingredient for its products, and the Company will purchase quantities of Fortetropin® from DIL in its discretion. DIL will manufacture the formula exclusively for the Company in perpetuity, and may not manufacture the formula for other entities (but may manufacture it for its own non-commercial research). The Company agreed, commencing January 2017, to pay DIL €10 (approximately $12) per month for collaborative research. The monthly payments terminate upon the earlier of: (a) the date that the Company orders additional product in accordance with the terms of the agreement and (b) December 31, 2018, and the Company has no further financial obligations to DIL thereafter. The agreement expires on December 31, 2018, and the Company has the unilateral right to renew the agreement for subsequent one-year terms. At September 30, 2018, the future minimum payments under the supply agreement was €30 (approximately $36).

Clinical and Basic Research Programs

The Company invests in research and development activities externally through academic and industry collaborations aimed at enhancing the Company’s products and optimizing manufacturing. At September 30, 2018, the future minimum payments for collaborations with various academic centers in excess of one year is as follows:

Years Ended December 31,	Amount
2018 (remaining three months)	$90
2019	140
Total	$230

Operating Lease

The Company leases its corporate offices under an operating lease. The term of the lease is five years commencing on January 1, 2015 and expiring on December 31, 2019. We have two options to renew our lease for an additional three years each. At September 30, 2018, the future minimum lease payments under the non-cancellable operating lease in excess of one year is as follows:

Years Ended December 31,	Amount
2018 (remaining three months)	$18
2019	72
Total	$90

Rent expense including common area maintenance charges and taxes were $59 and $46 for the nine months ended September 30, 2018 and 2017, respectively, and $20 and $21 for the three months ended September 30, 2018 and 2017, respectively.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

The Company’s aggregate matching contributions were $27 and $17 for the nine months ended September 30, 2018 and 2017, respectively and $10 and $8 for the three months ended September 30, 2018 and 2017, respectively.

Product Liability

As a manufacturer of nutritional supplements that are ingested by consumers, the Company may be subject to various product liability claims. Although we have not had any claims to date, it is possible that future product liability claims could have a material adverse effect on our business or financial condition, results of operations or cash flows. The Company currently maintains product liability insurance of $5 million per-occurrence and a $10 million annual aggregate coverage. At September 30, 2018 and December 31, 2017, the Company had not recorded any accruals for product liability claims.

Note 13 – Related Party Transactions

The following is a description of the transactions we have engaged in with our directors, director nominees and officers and beneficial owners of more than five percent of our voting securities and their affiliates:

In October 2016, the Company received a purchase order from RENS Agriculture, an affiliate of Rens Technology Inc., and Ren Ren, one of the Company’s directors, to purchase $116 of our product. The Company received a 50% deposit in November 2016 in order to manufacture the product. The goods were shipped in January 2017 and received in China in March 2017. The Company has not received payment for the order to date. As a result of the ongoing litigation (see Note 14), the Company recorded an allowance for bad debt of $59 for the nine months ended September 30, 2017 related to the receivable due from RENS Agriculture.

On August 31, 2018, the Company issued an unsecured promissory note in the principal amount of $750 (the “Note”) to Joseph Mannello, our CEO. The Note bears interest at a rate of 5% per annum and matures on August 31, 2019 (the “Maturity Date”). The principal amount of the Note and any accrued interest can be repaid at any time prior to the Maturity Date. The Note includes standard events of default including non-payment of the principal or accrued interest due on the Note. As of September 30, 2018, the Company accrued $2 of interest expense on the Note. Upon an event of default, all obligations under the Note will become due and payable.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

In August 2017, before the hearing occurred, the Company amended its complaint repeating most of the initial claims but adding several additional claims against RENS Agriculture, Mr. Ren and two additional Chinese defendants, including a claim against RENS Agriculture for breaching the exclusive distribution agreement, as well as claims against all defendants for theft and misappropriation of our confidential proprietary information and trade secrets, breach of fiduciary duty and duty of loyalty, misappropriation of corporate opportunity, unfair competition and a number of other torts. We are seeking damages and injunctive relief. The Purchaser has filed a motion to dismiss the amended complaint, which is still pending and scheduled for oral argument in December 2018.

On August 16, 2017, the Purchaser commenced an action in the District Court of Clark County in the State of Nevada against us and Joseph Mannello, our then interim Chief Executive Officer, alleging that Mr. Mannello had breached his fiduciary duties and was grossly negligent in managing our company. The action seeks monetary damages and injunctive relief from Mr. Mannello as well as the appointment of a receiver over us. Subsequently, the Purchaser submitted a petition to appoint a receiver, and we and Mr. Mannello submitted a motion to dismiss the action, both of which are currently pending as of the date of this report. An application on consent to adjourn the hearing date on the receiver application and motion to dismiss is pending.

The parties are currently in settlement discussions regarding the foregoing matters.

The outcome of the aforementioned matters cannot be determined as of the date of these financial statements.

NOTE 15 – SUBSEQUENT EVENT

On November 13, 2018, the Company amended and restated the Note to increase the maximum amount that may be drawn down under the Note from $750 to $1,000. The Company expects to draw down an additional $250 under the Note in November 2018.

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

In 2016, we launched Physician Muscle Health Formula, a proprietary formulation containing Fortetropin® and sold directly to physicians to give to their patients who are focused on wellness. The Company recorded $19 in net revenue relating to this product for the nine months ended September 30, 2018.

In May 2017, we received a sales order from Cenegenics Product and Lab Services, LLC (“Cenegenics”), under which Cenegenics distributed and promoted a proprietary formulation containing Fortetropin® through its age management centers and its community of physicians focused on treating a growing population of patients focused on proactively addressing age-related health and wellness concerns. We recorded $200 of net revenues for 2017. As of the filing date of this report we have not received any new sales orders from Cenegenics for 2018.

In March 2017, we launched Qurr, a Fortetropin®-powered product line formulated to support the vital role of muscle in overall well-being as well as in fitness. Qurr is a line of flavored puddings, powders, and shakes for daily use. Our Qurr line of muscle-focused over-the-counter products are available through a convenient, direct-to-consumer e-commerce platform at www.qurr.com. For the nine months ended September 30, 2018 the Company recorded $156 of net revenue for our Qurr product line.

In November 2017, the Company announced the debut of its collegiate sports marketing platform promoting the benefits of muscle health, through a sponsorship deal with IMG College, a division of IMG (“IMG”). For the nine months ended September 30, 2018, we recorded $125 of marketing expenses related to IMG as a part of operating expenses. As of September 30, 2018 the Company has net accounts payable due to IMG of $4.

In April 2018, we launched a new sports nutrition product line YolkedTM that has received the prestigious Certified for Sport® certification from NSF International. YolkedTM is an all-natural nutrition product based on Fortetropin® that will be marketed specifically to competitive athletes. For the nine months ended September 30, 2018 the Company recorded $28 of net revenue for our product line YolkedTM as a result of our marketing agreement with IMG and other efforts.

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

Clinical and Basic Research Programs

We invest in research and development activities externally through academic and industry collaborations aimed at enhancing our products, optimizing manufacturing and broadening the product portfolio. We have developed the following collaborations with various academic centers:

●	In May 2018, the Company entered into a research agreement with Weill Cornell Medical College to study the efficacy of Fortetropin® in preventing weight and muscle loss associated with cancer in a mouse model of lung cancer. The Company anticipates that the study will be completed and the results announced around the end of the second quarter of 2019.

●	In March 2018, we entered into a research agreement with Rutgers University, The State University of New Jersey, to work with Rutgers researchers in a program focused on discovering compounds and products for improving muscle health and performance.

●	In December 2017, we entered into an agreement with the University of California, Berkeley’s Department of Nutritional Sciences & Toxicology. The research project will study the effects of Fortetropin® on increasing the fractional rate of skeletal muscle protein synthesis in men and women between 60 and 75 years of age. The Principal Investigator for this clinical study is William J. Evans, PhD, Adjunct Professor of Human Nutrition at the Department of Nutritional Sciences & Toxicology at the University of California, Berkeley campus. Professor Evans, a leading authority in muscle health research, will coordinate the activities of a multi-disciplinary team of scientists and physicians. In this randomized, double-blind, placebo-controlled clinical study, 20 subjects, men and women 60 – 75 years of age, will consume either Fortetropin® or a placebo for 21 days along with daily doses of a heavy water tracer. After 21 days, a micro-biopsy will be collected from each subject to determine the fractional rate of muscle protein synthesis. The Company anticipates the clinical study will be completed by the second quarter of 2019.

●	In April 2017, we entered into an agreement with the College of Veterinary Medicine at Kansas State University to study the impact of Fortetropin® on reducing muscle atrophy in dogs after tibial-plateau-leveling osteotomy (TPLO) surgery to repair the cranial cruciate ligament (CCL). The study is expected to be completed by the end of the first quarter of 2019.

●	In May 2015, we initiated a dose response clinical study led by Jacob Wilson, Ph.D., CSCS*D, Professor of Health Sciences and Human Performance at the University of Tampa, to examine the effects of Fortetropin® supplementation on plasma myostatin levels at various dosing levels in young adult males and females. This study was intended to help us better define the dose response curve, the minimal effective dose and effects of Fortetropin® on serum myostatin. In this double blind placebo controlled clinical study, 80 male and female subjects ranging in ages between 18 and 22 were randomized into four groups such that no significant differences in serum myostatin concentration existed between groups. Following assignment to one of the four groups, blood samples were collected to establish baseline values. Subjects were subsequently supplemented with three different doses of Fortetropin® (2.0g, 4.0g and 6.6g) and a matching placebo for one week. Following one week of supplementation, blood samples were collected and serum myostatin levels were assayed. Results demonstrated that Fortetropin® is effective as a myostatin reducing agent at daily doses of 4.0g and 6.6g. This research, which continues to build upon our current understanding of Fortetropin®, may result in the formulation of new products. An abstract of this study was presented at the 2016 International Conference on Frailty & Sarcopenia Research (Philadelphia, PA) in April 2016.

●	In August 2014, we entered into a research agreement with Human Metabolome Technologies America, Inc., (“HMT”), to apply their proprietary, state-of-the-art capillary electrophoresis-mass spectrometry (CE-MS) technologies to characterize the metabolomic profiles of plasma samples obtained from healthy male subjects who used either Fortetropin® or placebo with the goal of identifying metabolites with pro-myogenic activity in the plasma samples of subjects who took Fortetropin® as well as examining the effect on glucose and fat metabolism. HMT used a metabolite database of over 290 lipids and over 900 metabolites to identify potential plasma biomarkers of muscle growth. The study was completed during the fourth quarter of 2014. Initial data from this study indicated that subjects who received Fortetropin® displayed differential metabolomic profiles relative to subjects who received placebo. The results of this study enhanced our understanding of the mechanism of action of Fortetropin® and provided guidance for the development of biotherapeutics based on Fortetropin®. Additionally, the early indications of plasma biomarkers may guide future study design for Fortetropin® clinical trials by identifying clinically-relevant endpoints and potential stratification of patient populations. The results from this study were presented at the Sarcopenia, Cachexia and Wasting Disorders Conference (Berlin, Germany) in December 2016.

●	In May 2014, we entered into an agreement with the University of Tampa to study the effects of Fortetropin® supplementation in conjunction with modest resistance training in 18-21 year old males. The study was a double-blind, placebo-controlled trial which examined the effects of Fortetropin® on skeletal muscle growth, lean body mass, strength, and power in recreationally trained males. Forty-five subjects were divided into placebo, 6.6g and 19.8g dosing arms of Fortetropin® daily for a period of 12 weeks. Results demonstrated a statistically significant increase in both muscle thickness and lean body mass in subjects taking Fortetropin® but not in subjects taking placebo. The clinical study also analyzed blood myostatin and cytokines levels via high-sensitivity enzyme-linked immunosorbent assay (“ELISA”) based analysis. Serum was analyzed for a plethora of relative cytokine levels via high-sensitivity enhanced chemiluminescent-based methods. The Interferon-Gamma (“IFN-γ”) inflammatory cytokine protocol screening showed no statistically significant changes in serum levels of IFN-γ for subjects in the placebo group. However, subjects in both Fortetropin® daily dosing arms experienced statistically significant decreases (p < 0.05) in serum levels of the IFN-γ inflammatory cytokine. IFN-γ is recognized as a signature pro-inflammatory cytokine protein that plays a central role in inflammation and autoimmune diseases. Excess levels of inflammatory cytokines are associated with muscle-wasting diseases such as sarcopenia and cachexia. The lipid serum safety protocol demonstrated that daily use of Fortetropin® at recommended and three times the recommended dose had no adverse lipid effect and did not adversely affect cholesterol, HDL or triglyceride levels. Data from the study was presented at the American College of Nutrition’s 55th annual conference. A separate mechanism of action study at the University of Tampa demonstrated that in addition to reducing serum myostatin levels, Fortetropin® showed activity in mTOR and Ubiquitin pathways, two other crucial signaling pathways in the growth and maintenance of healthy muscle. Specifically, the preclinical data showed that Fortetropin® up-regulates the mTOR regulatory pathway. The mTOR pathway is responsible for production of a protein kinase related to cell growth and proliferation that increases skeletal muscle mass. Up-regulation of the mTOR pathway is important in preventing muscle atrophy. We believe Fortetropin®’s ability to affect the mTOR pathway may have a significant impact in treating patients suffering from degenerative muscle diseases and suggests that Fortetropin®-based products may help slow muscle loss secondary to immobility and denervation. The preclinical data also demonstrated that Fortetropin® acts to reduce the synthesis of proteins in the Ubiquitin Proteasome Pathway, a highly selective, tightly regulated system that serves to activate muscle breakdown. Over-expression of the Ubiquitin Proteasome Pathway is responsible for muscle degradation. We believe Fortetropin®’s ability to regulate production in the Ubiquitin Proteasome Pathway may have significant implications for repairing age-related muscle loss and for patients suffering from chronic diseases.

●	In May 2014, we entered into a three-year master service agreement with Rutgers University to develop cell-based assays for high-throughput screening studies of next generation pro-myogenic compounds. This research was completed in 2015. We believe the assays developed will enable us to elucidate the specific molecules in Fortetropin® that impart activity as it relates to the development of muscle tissue.

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

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

	Three Months September 30,		Change
	2018	2017	Dollars	%

Net revenues	$66	$160	$(94)	-59%
Cost of sales	59	65	(6)	-10%
Gross profit	7	95	(88)	-93%
as a % of net revenues	11%	59%
Operating expenses:
Selling, marketing and research	128	91	37	41%
Personnel and benefits	396	309	87	28%
General and administrative	392	452	(60)	-13%
Total operating expenses	916	852	64	7%

Operating loss	(909)	(757)	(152)	-20%

Other income	-	5	(5)	-100%
Interest expense	(2)	(1)	(1)	-100%

Net loss	$(911)	$(753)	$(158)	-21%

Net revenues

Net revenues for the three months ended September 30, 2018 decreased 59% to $66 compared to net revenues of $160 for the three months ended September 30, 2017. The decrease of $94 was primarily due to the non-recurring sale of $100 to Cenegenics in 2017.

Cost of sales

Cost of sales for the three months ended September 30, 2018 decreased 10% to $59 compared to cost of sales of $65 for the three months ended September 30, 2017. This was due primarily to an increase in inventory reserve of $25 in the three months ended September 30, 2018 offset by $31 of production costs in the three months ended September 31, 2017 for our QURR product that was launched in March 2017.

Operating expenses

Operating expenses for the three months ended September 30, 2018 increased 7% to $916, compared to operating expenses of $852 for the nine months ended September 30, 2017. The $64 increase is due primarily to 41% increase in selling, marketing and research expenses of $37 due to studies with various universities and the launch of two product lines and a 28% increase in personnel and benefits of $87 due to hiring of additional members to the sales and marketing team. These increases were offset by 13% decrease in general and administrative of $60 due to lower professional fees.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

	Nine Months September 30,		Change
	2018	2017	Dollars	%

Net revenues	$211	$369	$(158)	-43%
Cost of sales	150	244	(94)	-39%
Gross profit	61	125	(64)	-51%
as a % of net revenues	29%	34%
Operating expenses:
Selling, marketing and research	756	599	157	26%
Personnel and benefits	1,162	1,053	109	10%
General and administrative	1,298	1,461	(163)	-11%
Total operating expenses	3,216	3,113	103	3%

Operating loss	(3,155)	(2,988)	(167)	6%

Other income	-	13	(3)	-100%
Interest expense	(3)	(1)	(2)	-200%

Net loss	$(3,158)	$(2,976)	$(182)	6%

Net revenues

Net revenues for the nine months ended September 30, 2018 decreased 43% to $211 compared to net revenues of $369 for the nine months ended September 30, 2017. The decrease in net revenues of $158 was primarily due to a one-time non-recurring sale of $116 to a related party and $100 of net revenues for our non-recurring sale to Cenegenics in the nine months ended September 30, 2017. This was offset by an increase of $58 in net revenues in all of our current product lines.

Cost of sales

Cost of sales for the nine months ended September 30, 2018 decreased 39% to $150 compared to cost of sales of $244 for the nine months ended September 30, 2017. The decrease of $94 was due primarily to a decrease in manufacturing costs of $126 offset by an increase in inventory reserve of $32 in the nine months ended September 30, 2018.

Operating expenses

Operating expenses for the nine months ended September 30, 2018 increased 3% to $3,216, compared to operating expenses of $3,113 for the nine months ended September 30, 2017. The $103 increase is due primarily to 26% increase in selling, marketing and research expenses of $157 due to studies with various universities and launch of two product lines and a 10% increase in personnel and benefits of $109 due to hiring additional members to the sales and marketing team. These increases were offset by 11% decrease in general and administrative of $163 due to lower professional fees.

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

Working capital at September 30, 2018 and December 31, 2017 is summarized as follows:

	September 30,	December 31,	Increase
	2018	2017	(Decrease)
Current Assets:
Cash	$459	$923	$(464)
Accounts receivable, net	5	4	1
Inventories, net	1,741	1,779	(38)
Prepaid expenses and other assets	108	163	(55)
Total current assets	$2,313	$2,869	$(556)
Current liabilities:
Accounts payable	$169	$176	$(7)
Accrued expenses and other current liabilities	237	255	(18)
Notes payable and accrued interest	752	-	752
Total current liabilities	$1,158	$431	$727

Working capital decreased $1,258 to $1,155 at September 30, 2018 compared to $2,438 at December 31, 2017.

Significant changes in working capital components were as follows:

●	Cash decreased $464 due to $2,570 used in operating activities, which was partially offset by net proceeds of $1,356 from the sale of common stock and $750 received from the issuance of a promissory note during the nine months ended September 30, 2018.

●	Decrease in inventory due to a $25 additional reserve for expiring product.

●	Prepaid expenses and other assets decreased $55 primarily due to a net decrease in insurance premiums and consulting fees of $69 offset by an increase in other prepaid expenses of $14.

●	Total current liabilities increased $727 primarily due to issuance of a promissory note payable and accrued interest of $752 offset by decreases in accounts payable and accrued expenses of $25.

At September 30, 2018, we had cash of $459 and total assets of $4,028 (which includes $1,425 of intangible assets).

Summarized cash flows for the nine months ended September 30, 2018 and 2017 are as follows:

	Nine Months Ended September 30,
	2018	2017	Change
Net cash used in operating activities	$(2,550)	$(3,200)	$650
Net cash provided by financing activities	2,086	1,802	284
Net decrease in cash	$(464)	$(1,398)	$934

Net cash used in operating activities represents net loss adjusted for certain non-cash items and changes in operating assets and liabilities.

Net cash used in operating activities for the nine months ended September 30, 2018 was $2,550 a decrease of $650 compared to $3,200 for the nine months ended September 30, 2017.

Net cash provided by financing activities for the nine months ended September 30, 2018 was $2,086 an increase of $284 compared to $1,802 for the nine months ended September 30, 2017.

For additional information about the changes in operating assets and liabilities, refer to the above discussion on working capital.

On April 27, 2018 the Company consummated a private placement of shares of common stock pursuant to the terms of a securities purchase agreement dated as of April 25, 2018 at a purchase price of $1.24 per share. In the private placement, the Company issued 806,452 shares of common stock to a group of accredited investors, including two members of the Company’s board of directors, for aggregate gross proceeds of $1.0 million. The Company used the net proceeds from the private placement primarily for working capital, research and development, strategic initiatives and other general corporate purposes.

Long-term Contractual Obligations

At September 30, 2018, the Company’s enforceable and legally binding contractual obligations include future minimum lease payments under a non-cancellable operating lease.

Supply Agreement

At September 30, 2018, the future minimum payments under the supply agreement for the remaining months of 2018 are approximately $36. The agreement expires on December 31, 2018, and the Company has the unilateral right to renew the agreement for subsequent one-year terms.

Clinical and Basic Research Programs

At September 30, 2018 the future minimum payments for collaborations with various academic centers in excess of one year were as follows:

Years Ended December 31,	Amount
2018 (remaining three months)	$90
2019	140
Total	$230

Operating Lease Agreement

At September 30, 2018, the future minimum lease payments under the non-cancellable operating lease were as follows:

Years Ended December 31,	Amount
2018 (remaining three months)	$18
2019	72
Total	$90

For additional information about the operating lease refer to “NOTE 12 – COMMITMENTS AND CONTINGENCIES – Operating Lease” in the notes to condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance improves and clarifies the fair value measurement disclosure requirement of ASC 820. The new disclosure requirements include the changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurement held at the end of reporting period and the explicit requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The other provisions of ASU 2018-13 also include eliminated and modified disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019 with early adoption permitted, including in an interim period for which financial statements have not been issued or made available for issuance. The Company has evaluated the impact of early adoption of this ASU and determined that it will not have a significant impact on its condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new guidance expands the scope of Topic 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations, and supersedes the guidance in ASC 505-50, Equity-Based Payments to Non-Employees. The most significant change resulting from this update is that stock-based awards granted to non-employees will no longer need to be re-measured at fair value at each financial reporting date until performance is complete, as these awards will be measured at fair value at the grant date. The guidance is effective January 1, 2019 with early adoption permitted, including in an interim period for which financial statements have not been issued. The Company has evaluated the impact of early adoption of this ASU and determined that it will not have a significant impact on its condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will continue to primarily depend on its classification as a finance or operating lease. However, unlike current U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. ASU 2016-02 is effective beginning January 1, 2019, with early application permitted. In July 2018, the FASB issued ASU No. 2018-11, which provides targeted improvements to the new lease standard, including an option to apply the transition provisions at its adoption date instead of at the earliest comparative period presented in its financial statements. We have evaluated the adoption of ASU 2016-02 and determined that the standard will not have a significant impact on our condensed consolidated financial statements.

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

Management’s estimates, including evaluation of impairment of long-lived assets and inventory reserves are based in part on forecasted future results. A variety of factors could cause actual results to differ from forecasted results and these differences could have a significant effect on asset carrying amounts. Management believes that we have the ability to sell raw materials to a third party in the event the Company does not obtain the requisite amount of revenue.

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

Fixed Assets

Fixed assets are stated at cost and depreciated to their estimated residual value over their estimated useful lives of 3 to 7 years. Leasehold improvements are amortized over the lesser of the asset’s useful life or the contractual remaining lease term including expected renewals. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are reversed from the accounts and the resulting gains or losses are included in the condensed consolidated statements of operations.

Depreciation is provided using the straight-line method for all fixed assets. Repairs and maintenance costs are expensed as incurred.

Intangible Assets

The Company’s intangible assets consist primarily of intellectual property pertaining to Fortetropin®, including its formula, trademarks, trade secrets, patent application and domain names. Based on expansion into new markets and introduction of new formulas, management determined that the intellectual property had a finite useful life of ten (10) years and began amortizing the asset over its estimated useful life beginning April 2014.]

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

There were no impairment charges for the nine months ended September 30, 2018 and the year ended December 31, 2017.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, management concluded that due to a material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective.

We are implementing remedial measures designed to address the material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2017, the Company amended its complaint repeating most of the initial claims but adding several additional claims against RENS Agriculture, Mr. Ren and two additional Chinese defendants, including a claim against RENS Agriculture for breaching the exclusive distribution agreement, as well as claims against all defendants for theft and misappropriation of our confidential proprietary information and trade secrets, breach of fiduciary duty and duty of loyalty, misappropriation of corporate opportunity, unfair competition and a number of other torts. We are seeking damages and injunctive relief. The Purchaser has filed a motion to dismiss the amended complaint, which is still pending and scheduled for oral argument in December 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

No.	Description
10.1	Promissory Note dated August 30, 2018
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MYOS RENS TECHNOLOGY INC.

Date: November 13, 2018	By:	/s/ Joseph Mannello
Name: Joseph Mannello
Title: Chief Executive Officer

