Form 10-K
period 2018-12-31
MYOS RENS TECHNOLOGY INC.
filed 2019-03-27
CIK 1402479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-36533

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price of $1.47 for the registrant’s common shares on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter as reported on the Nasdaq Capital Market, was approximately $11.3 million.

As of March 27, 2019, there were 9,165,578 shares of the registrant’s common stock outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) includes certain “forward-looking statements” relating to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. The words “may,” “will,” expect,” anticipate,” “continue,” “estimate,” “project,” “intend,” “predict,” “forecast,” “potential,” “believe,” “plan,” “might,” “could,” “should,” “would,” “seek” and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect future plans of operations, business strategy, operating results, and financial position.

We caution readers that a variety of factors could cause actual results to differ materially from anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

●	our ability to market and generate sales of our products, including Yolked®, Myos Canine Muscle Formula®, Qurr®, and other products;

●	our ability to successfully expand into new market categories, as well as geographic markets;

●	our ability to adequately protect our intellectual property;

●	our ability to develop and introduce new products and mitigate competitive threats from other providers;

●	our ability to generate future sales and achieve profitability;

●	our ability to attract and retain key members of our management team;

●	our ability to collect our accounts receivable from our customers;

●	our reliance on third-party processors;

●	our ability to maintain and expand our manufacturing capabilities and reduce the cost of our products;

●	shortages in the supply of, or increases in the prices of, raw materials or shelf life limits on ingredients or finished product;

●	our ability to conduct research and development activities and the success of such activities to create new products and further validate our existing ones, including continued research on Fortetropin® and its impact on muscular disorders;

●	our ability to maintain raw material import permits, obtain regulatory approvals in countries of interest and comply with government regulations;

●	future financing plans and anticipated needs for working capital;

●	our ability to attract additional investors, increase shareholder value and continue to comply with NASDAQ’s continuing listing standards;

●	anticipated trends in our industry;

●	the effect of economic conditions; and competition existing today or that will likely arise in the future.

Although management believes the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

ii

PART I

Item 1.	Business.

Overview

We are an emerging company focused on the discovery, development and commercialization of advanced nutrition products that improve muscle health and performance. As used in this report, the “Company”, “MYOS”, “our”, or “we” refers to MYOS RENS Technology Inc. and its wholly-owned subsidiary, unless the context indicates otherwise.

We were incorporated under the laws of the State of Nevada on April 11, 2007. On March 17, 2016, we merged with our wholly-owned subsidiary and changed our name from MYOS Corporation to MYOS RENS Technology Inc. Prior to February 2011, we did not have any operations and did not generate revenues. In February 2011, we entered into an intellectual property purchase agreement pursuant to which our subsidiary purchased from Peak Wellness, Inc. certain trademarks, trade secrets, patent applications and certain domain names as well as the intellectual property pertaining to Fortetropin®, a proprietary bioactive composition derived from fertilized egg yolk that has been shown in clinical trials to increase lean muscle mass, size and strength.

Since February 2011, our principal business activities have been  focused on the discovery, development and commercialization of advanced nutrition products, functional foods, and other technologies aimed at maintaining or improving the health and performance of muscle tissue. Our initial core ingredient is Fortetropin®, a natural and proprietary bioactive composition derived from fertilized egg yolk that has been shown in clinical trials to increase lean muscle mass, size and strength. Our plan of action is to: (i) create a sales platform through marketing products containing our proprietary ingredient Fortetropin® in established, growing, and new markets and strategic selection of partnerships and collaborations to maximize near-term and future revenues, (ii) deepen our scientific understanding of the activity of Fortetropin® as a natural product to improve muscle health and performance, and to leverage this knowledge to strengthen and build our intellectual property estate, (iii) conduct research and development activities to evaluate the impact of Fortetropin® on muscle health and wellness in humans as well as domestic pets. (iv) identify other products and technologies which may broaden our portfolio and define a business development strategy to protect, enhance and accelerate the growth of our products, (v) reduce the cost of manufacturing through process improvement, and (vi) identify contract manufacturing organizations that can fully meet our future growth requirements and (vii) develop a differentiated and advantaged consumer positioning, brand name and iconography.

We continue to pursue additional distribution and branded sales opportunities. We expect to continue developing our own core branded products in markets such as functional foods, sports and fitness nutrition, rehabilitation and restorative health, and domestic pets, and to pursue international sales opportunities. There can be no assurance that we will be able to secure distribution arrangements on terms acceptable to us, or that we will be able to generate significant sales of our current and future branded products.

Our executive offices are currently located at 45 Horsehill Road, Suite 106, Cedar Knolls, New Jersey 07927 and our telephone number is (973) 509-0444. Our corporate website address is http://www.myosrens.com and our product websites are http://www.yolked.com; http://www.myospet.com and http://www.qurr.com. Neither the information on our current or future website is, nor shall such information be deemed to be, a part of this Report or incorporated in filings we make with the Securities and Exchange Commission.

General

Following our purchase of Fortetropin® in February 2011, we have been focusing on the discovery, development, and commercialization of nutritional ingredients, functional foods, and other technologies aimed at maintaining or improving the health and performance of muscle tissue.

Fortetropin® is the Company’s proprietary all-natural food ingredient clinically shown to increase muscle size, lean body mass and strength as part of resistance training in humans. Fortetropin® has also been shown to reduce muscle atrophy in dogs following orthopedic surgery. Fortetropin® is made from fertilized chicken egg yolks using a proprietary process that retains the biological integrity and bioactivity of the product.  In a rodent study, Fortetropin® was shown to up-regulate muscle building pathways and down-regulate muscle degrading pathways.

Strategy

Our strategy is to understand the complex genetic and molecular pathways regulating muscle mass and function. Understanding the impact of complex regulatory pathways which act to build and maintain healthy lean muscle is central to our research and development activities. We are developing nutritional products that target specific mechanisms to promote muscle health in ways that cannot be met by other food products.

We will seek to gain market share for our core branded products in the 1) sports and fitness nutrition, 2) rehabilitation and restorative health and 3) domestic pet muscle health verticals by (i) formulating and developing new and complementary product lines, (ii) expanding U.S. distribution by increasing the channels of sale, (iii) expanding distribution geography beyond the U.S. and (iv) seeking strategic relationships with other distributors.

Global Market Overview

According to the Natural Marketing Institute, the Dietary Supplement, Functional Food and Beverage, and Natural Personal Care markets represent more than $250 billion in annual worldwide sales in 2017. The market for the global sports nutrition segment grew to $14 billion in 2017 and is expected to continue to grow to $24 billion by 2022, according to data from Euromonitor International. In the United States alone, revenues reached $8.3 billion in 2017 consisting of nearly 60% of the total with a growth of 11% per year through 2022, reaching an expected $13 billion by 2021 which makes it the fastest growing market for functional foods.

We believe our proprietary ingredient, Fortetropin® is well-positioned to market to a wide base of consumers looking for nutritional and performance maximization as well as for wellness and health maintenance products as they age. Additionally, the medical community has increased its focus on muscle health, specifically focusing on the aging U.S. population that can benefit most from maintaining their muscle health.

We believe the combination of the foregoing marketplace characteristics, combined with the experience of our directors and our management team and our current and future products, will enable our business to succeed.

Clinical Research to Evaluate Effects of Fortetropin®

In March 2013, we completed a human clinical trial which demonstrated that Fortetropin® temporarily reduced serum myostatin levels. In this double blind, randomized, placebo-controlled, parallel, single dose study involving 12 healthy adult male subjects per arm, test subjects in the active arm were administered a 6.6 gram dose of Fortetropin® mixed with vanilla fat free/sugar free pudding. An equal amount of vanilla fat free/sugar free pudding alone was given to the placebo arm. Blood samples were collected at baseline (before dosing) and at 6, 12, 18, and 24 hours post dose intervals for measurement of serum myostatin levels. Results demonstrated about a 30% decrease in serum myostatin levels in the Fortetropin® arm compared to baseline during the 24 hour period.

In another study performed on our behalf at the University of Tampa, a randomized, double-blind, placebo-controlled trial examined the effects of Fortetropin® on skeletal muscle growth, lean body mass, strength, and power in recreationally trained individuals who rely heavily on satellite cell activation. Forty-five subjects were divided into placebo, 6.6 gram and 19.8 gram dosing arms of Fortetropin® daily for a period of 12 weeks. All exercise sessions were conducted and monitored by trained personnel. Standardized diets consisted of roughly 54% carbohydrates, 22% fat and 24% protein. There were no differences in total calories and macronutrients consumed between groups. Dual emission X-ray absorptiometry (DEXA) was utilized to measure lean body mass and fat mass. Direct ultrasound measurements determined muscle thickness of the quadriceps.

Results demonstrated a statistically significant reduction in serum myostatin levels in both Fortetropin® arms but not in the placebo group.

The results also demonstrated a statistically significant increase in both muscle thickness and lean body mass in subjects taking Fortetropin® but not in subjects taking a placebo. Strength and power endpoints, as measured by bench press, leg press and Wingate power, significantly increased from baseline in all study groups. No study related adverse events were reported during the study.

* p <0.05 post measurement compared to pre

Association between Muscular Strength and Mortality

Information about the importance of muscle was published in a clinical study at the Karolinska Institutet’s Department of Biosciences and Nutrition at NOVUM, Unit for Preventive Nutrition, in Huddinge, Sweden. The study tracked 8,762 men aged 20-80 who were evaluated over an average period of 18.9 years in a prospective cohort study to measure the association between muscular strength and mortality in men. After adjusting for age, physical activity, smoking, alcohol intake, body mass index, baseline medical conditions, and family history of cardiovascular disease, the study found that muscular strength is inversely and independently associated with deaths from all causes and cancer in men. The findings were valid for men of normal weight, those who were overweight, and younger or older men, and were valid even after adjusting for several potential confounders, including cardiorespiratory fitness. This study extends previous studies that showed the importance of muscular strength as a predictor of death from all causes, cardiovascular disease, and cancer in a large cohort of men. Several prospective studies have also shown that muscular strength is inversely associated with all-cause mortality. These data suggests that muscular strength adds to the protective effect of cardiorespiratory fitness against the risk of death in men. Moreover, it might be possible to reduce all-cause mortality among men by promoting regular resistance training.

Research and Development

As an advanced nutrition company, we are dedicated to basic and clinical research that supports our existing and future product portfolio. We are focused on the following areas of research:

Basic Research

●	Biochemical characterization of Fortetropin®, including proteomic and lipidomic approaches;

●	Identification and isolation of proteins, peptides, and lipids in Fortetropin® responsible for pro-myogenic activity.

Pre-Clinical Research

●	Effect of Fortetropin® to reverse disuse atrophy in dogs after an orthopedic surgery procedure to repair the cranial cruciate ligament (CCL);

●	Effect of Fortetropin® on quality of life and activity in geriatric dogs;

●	Effect of Fortetropin® on serum myostatin levels in healthy dogs.

Clinical Research

●	Effect of Fortetropin® on skeletal muscle protein fractional synthetic rate in older men and women;

●	Effect of Fortetropin® on muscle function and recovery after orthopedic procedures.

Our research program is actively evaluating the many active proteins, lipids and peptides in Fortetropin®. We believe our research programs will establish a basis for the continued prosecution of patent applications in order to further protect and augment our intellectual property assets. We are dedicated to protecting our innovative technology.

We expect our investment in research and development to continue in the future.

Clinical Studies and Basic Research Programs

We invest in research and development activities externally through academic and industry collaborations aimed at enhancing our products, optimizing manufacturing and broadening the product portfolio. We have developed the following collaborations with various academic centers:

●	In May 2018, we entered into a research agreement with Weill Cornell Medical College to study the efficacy of Fortetropin® in preventing weight and muscle loss associated with cancer in a mouse model of lung cancer. The results from this research did not show that Fortetropin® had a significant impact on cancer-related weight and muscle loss. Therefore, we have decided not to pursue future cachexia-related studies with Fortetropin®.

●	In March 2018, we entered into a research agreement with Rutgers University, The State University of New Jersey, to work with Rutgers researchers in a program focused on discovering compounds and products for improving muscle health and performance.

●

In December 2017, we entered into an agreement with the University of California, Berkeley’s Department of Nutritional Sciences & Toxicology.  The research project will study the effects of Fortetropin® on increasing the fractional rate of skeletal muscle protein synthesis in men and women between 60 and 75 years old. The Principal Investigator for this clinical study is William J. Evans, PhD, Adjunct Professor of Human Nutrition at the Department of Nutritional Sciences & Toxicology at the University of California, Berkeley. Professor Evans, a leading authority in muscle health research, is coordinating the activities of a multi-disciplinary team of scientists and physicians. In this randomized, double-blind, placebo-controlled clinical study, 20 subjects, men and women 60 – 75 years of age, will consume either Fortetropin® or a placebo for 21 days along with daily doses of a heavy water tracer.  After 21 days, a micro-biopsy will be collected from each subject to determine the fractional rate of muscle protein synthesis. In July 2018, we agreed to pay for additional costs incurred in connection with the study. We anticipate the clinical study will be completed by the end of the second quarter of 2019.

●

In April 2017, we entered into an agreement with the College of Veterinary Medicine at Kansas State University to study the impact of Fortetropin® on reducing muscle atrophy in dogs after Tibial-Plateau-Leveling Osteotomy (“TPLO”) surgery to repair the cranial cruciate ligament (CCL). In August 2018, we agreed to pay for additional costs incurred in connection with the study. The study was completed and Kenneth R. Harkin DVM, DACVIM (SAIM), Professor and Section Head, College of Veterinary Medicine, Kansas State University and the principal investigator of the study presented the results titled, “The Impact of Fortetropin® Supplementation on Dogs Recovering from TPLO surgery” at the VMX Conference in Orlando in January 2019.

The randomized, double-blind, placebo-controlled study evaluated the impact of Fortetropin® on attenuating muscle atrophy following a common surgical procedure known as TPLO in 100 dogs at Kansas State University.  TPLO is performed by veterinary surgeons to repair ruptures of the cranial cruciate ligament (CCL), a canine ligament that is analogous to the anterior cruciate ligament (ACL) in humans.  In the weeks that follow TPLO surgery, the immobilized operated limb frequently shows significant muscle loss due to muscle disuse atrophy.  The objective of the study was to determine whether Fortetropin® could reduce this muscle atrophy with respect to a macronutrient-matched placebo. The study showed that: i) Fortetropin® prevented the loss of muscle mass in these dogs as measured by the thigh circumference in their affected and unaffected limbs; ii) Fortetropin® supplemented dogs had a significant improvement in percentage of weight supported by the affected limb (more rapid return to normal stance force distribution) than the placebo group; and iii) Fortetropin® prevented a rise in serum myostatin levels in dogs. We believe the results of this study are not only relevant to our veterinary business, which was established in 2018, but are also relevant to our human muscle nutrition business, with a particular focus on recovery and rehabilitation.

●	In May 2015, we initiated a dose response clinical study led by Jacob Wilson, Ph.D., CSCS*D, Professor of Health Sciences and Human Performance at the University of Tampa, to examine the effects of Fortetropin® supplementation on plasma myostatin levels at various dosing levels in young adult males and females. This study is intended to help us better define the dose response curve, the minimal effective dose and effects of Fortetropin® on serum myostatin. In this double blind placebo controlled clinical study, 80 male and female subjects ranging in ages between 18 and 22 were randomized into four groups such that no significant differences in serum myostatin concentration existed between groups. Following assignment to one of the four groups, blood samples were collected to establish baseline values. Subjects were subsequently supplemented with three different doses of Fortetropin® (2.0g, 4.0g and 6.6g) and a matching placebo for one week. Following one week of supplementation, blood samples were collected and serum myostatin levels were assayed. Results demonstrated that Fortetropin® reduces serum myostatin levels at daily doses of 4.0g and 6.6g. This research, which continues to build upon our current understanding of Fortetropin®, may result in the formulation of new products. An abstract of this study was presented at the 2016 International Conference on Frailty & Sarcopenia Research (Philadelphia, PA) in April 2016.

●	In August 2014, we entered into a research agreement with Human Metabolome Technologies America, Inc., (“HMT”), to apply their proprietary, state-of-the-art capillary electrophoresis-mass spectrometry (CE-MS) technologies to characterize the metabolomic profiles of plasma samples obtained from healthy male subjects who used either Fortetropin® or placebo with the goal of identifying metabolites with pro-myogenic activity in the plasma samples of subjects who took Fortetropin® as well as examining the effect on glucose and fat metabolism. HMT used a metabolite database of over 290 lipids and over 900 metabolites to identify potential plasma biomarkers related to muscle growth. The study was completed during the fourth quarter of 2014. Initial data from this study indicated that subjects who received Fortetropin® displayed differential metabolomic profiles relative to subjects who received placebo. The early indications of plasma biomarkers may guide future study design for Fortetropin® clinical trials by identifying clinically-relevant endpoints. The results from this study were presented at the Sarcopenia, Cachexia and Wasting Disorders Conference (Berlin, Germany) in December 2016.

●	In May 2014, we entered into an agreement with the University of Tampa to study the effects of Fortetropin® supplementation in conjunction with modest resistance training in 18-21 year old males. The study was a double-blind, placebo-controlled trial which examined the effects of Fortetropin® on skeletal muscle growth, lean body mass, strength, and power in recreationally trained males. Forty-five subjects were divided into placebo, 6.6g and 19.8g dosing arms of Fortetropin® daily for a period of 12 weeks. Results demonstrated a statistically significant increase in both muscle thickness and lean body mass in subjects taking Fortetropin® but not in subjects taking placebo. The clinical study also analyzed blood myostatin levels via high-sensitivity enzyme-linked immunosorbent assay (“ELISA”) based analysis. Results demonstrated statistically significant reduction in serum myostatin levels in both groups that consumed Fortetropin® but not in the group that consumed the placebo. The lipid serum safety protocol demonstrated that daily use of Fortetropin® at recommended and three times the recommended dose had no adverse lipid effect and did not adversely affect cholesterol, HDL or triglyceride levels. Data from the study was presented at the American College of Nutrition’s 55th annual conference. A separate mechanism of action study at the University of Tampa demonstrated that in addition to reducing serum myostatin levels, Fortetropin® showed activity in mTOR and Ubiquitin pathways, two other crucial signaling pathways in the growth and maintenance of healthy muscle. Specifically, the preclinical data showed that Fortetropin® up-regulates the mTOR regulatory pathway. The mTOR pathway is responsible for production of a protein kinase related to cell growth and proliferation that increases skeletal muscle mass. Up-regulation of the mTOR pathway is important in preventing muscle atrophy. The preclinical study also demonstrated that Fortetropin® acts to reduce the synthesis of proteins in the Ubiquitin Proteasome Pathway, a highly selective, tightly regulated system that serves to activate muscle breakdown. Over-expression of the Ubiquitin Proteasome Pathway is responsible for muscle degradation. We believe that Fortetropin® has the ability to regulate production in the Ubiquitin Proteasome Pathway, which may have significant implications for preventing age-related muscle loss.

The foregoing programs are an integral part of our business strategy. We believe that they will provide a clear scientific rationale for Fortetropin® as an advanced nutritional product and support its use in different medical and health applications in the future.

We intend to pursue additional clinical studies and medical research to support differentiated and advantaged marketing claims, to build and enhance our competitive insulation through an aggressive intellectual property strategy, to develop product improvements and new products in consumer preferred dosage forms, to enhance overall marketing, and to pursue best in class personnel.

Product Marketing, Distribution and Sales History

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

In February 2014, we expanded our commercial operations into the age management market through a distribution agreement with Cenegenics Product and Lab Services, LLC (“Cenegenics”), under which Cenegenics distributed and promoted a proprietary formulation containing Fortetropin® through its age management centers and its community of physicians focused on treating a growing population of patients focused on proactively addressing age-related health and wellness concerns. The distribution agreement with Cenegenics expired in December 2016. The Company recorded $200 of sales in 2017 to Cenegenics. There were no sales to Cenegenics in 2018. As of the filing date of this Report we have not received any new sales orders from Cenegenics.

In April 2015 we launched Rē Muscle Health®, our own direct-to-consumer brand with a portfolio of muscle health bars, meal replacement shakes and daily supplement powders each containing a full 6.6 gram single serving dose of Fortetropin®. Our Rē Muscle Health® products were sold through our website, www.remusclehealth.com, and www.amazon.com until March 2017 when the product line was discontinued. The Company recorded $22 of net sales in 2017 of Rē Muscle Health® products and no net sales in 2018. Any remaining expired inventory was written off as of the year ended December 31, 2018.

In May 2016, we launched Physician Muscle Health Formula®, a proprietary formulation containing Fortetropin® and sold the product directly to physicians to distribute to their patients who are focused on wellness. The Company recorded $24 of net sales in 2017 of Physician Muscle Health Formula® and $24 of net sales in 2018. Any remaining expired inventory was written off as of the year ended December 31, 2018.

In March 2017 we launched Qurr®, a Fortetropin®-powered product line formulated to support the vital role of muscle in overall well-being as well as in fitness. Qurr® is a line of flavored puddings, powders, and shakes for daily use. Our Qurr® line of muscle-focused over-the-counter products are available through a convenient, direct-to-consumer e-commerce platform. All Qurr® products contain Fortetropin®, our proprietary ingredient which has been clinically demonstrated to reduce serum myostatin levels which helps increase muscle size and lean body mass in conjunction with resistance training. We recorded $164 of net sales in 2017 and $175 of net sales in 2018 for our Qurr® product line. Any remaining expired inventory was written off as of the year ended December 31, 2018.

In March 2018, we launched Yolked®, a Fortetropin®-powered product which is NSF Certified for Sports, and developed and marketed to collegiate and professional athletes who want to increase their muscle size and performance with an all-natural advanced nutrition product. We recorded $117 of net sales in 2018 for our Yolked® product line.

In June 2018, we launched our Fortetropin® based pet product Myos Canine Muscle Formula® (“MCMF”). Two veterinarian hospitals had previously performed some informal observational studies with older dogs experiencing muscle atrophy and observed positive results after taking our pet product. We believe that the positive feedback received from the veterinarian community, together with the positive results from our study with Kansas State University, will enable us to grow our domestic pet business product line. In 2018 we recorded $44 of net sales of MCMF.

We continue to pursue additional distribution and branded sales opportunities. There can be no assurance that we will be able to secure distribution arrangements on terms acceptable to us, or that we will be able to generate significant sales of our current and future branded products. We expect to continue developing our own core branded, functional food products in markets such as sports and fitness nutrition, rehabilitation and restorative health and the domestic pet market while also pursuing international sales opportunities. We remain committed to continuing our focus on various clinical trials in support of enhancing our commercial strategy as well as enhancing our intellectual property assets, to develop product improvements and new products, and to reduce the cost of our products by finding more efficient manufacturing processes and contract manufacturers.

Intellectual Property

We have adopted a comprehensive intellectual property strategy, the implementation of which is ongoing. We are focusing our efforts on ensuring our current commercial products and processes, and those currently under development, are being protected to the maximum extent possible. We are in the process of filing multiple patent applications in the United States and abroad, and we are currently prosecuting pending patent applications in the United States, all of which are directed towards our compositions and methods of manufacturing the same. In addition to a proactive protection strategy, we are conducting defensive due diligence to ensure that our products and processes do not encroach upon the rights of third parties. Moreover, we are also engaged in a survey of the intellectual property landscape of potential competitors, and are devising a proactive path to stay ahead of such potential competitors.

In January 2019, the United States Patent and Trademark Office (“USPTO”) issued the Company a new patent (United States Patent # 10,165,785) titled, “Process for Producing Composition for Increasing Muscle Mass”. A new patent significantly enhances the Company’s existing intellectual property portfolio, enabling MYOS to protect its advanced technologies for the development of innovative nutrition products to address musculoskeletal health. The new patent covers an advanced, state-of-the-art manufacturing process for a fertilized, egg yolk-derived composition that helps maintain the natural bioactivity of egg yolk without compromising its safety. It was developed by researchers at the German Institute of Food Technologies/DIL (“DIL”) including Dr. Volker Heinz, Director of DIL and a co-inventor on the patent. DIL has assigned full rights of this patent to the Company. The processes covered by these patents are used to manufacture our nutrition products.

In August 2014, the USPTO, issued U.S. Patent No. 8,815,320 B2 to the Company covering its proprietary methods of manufacturing Fortetropin®. The patent entitled “Process for Producing a Composition Containing Active Follistatin” provides intellectual property protection for manufacturing Fortetropin®, the key ingredient in our core commercial muscle health products, and carries a patent term through early 2033.

We intend to file as many applications and continuation/divisional/continuation-in-part applications as possible. Several additional pending patent applications that we are pursuing include:

●	Methods of treating degenerative muscle disease – covering methods of treating various degenerative muscle diseases, such as sarcopenia, with avian egg-based products and the compositions thereof.

●	Methods and products for increasing muscle mass – covering various combinations of proteins, lipids and other molecules, which are active in the natural form of our core commercial products, which may be combined to yield improved products and methods for increasing muscle mass.

●	Egg-based product containing hydroxymethylbutyrate, or HMB, for the treatment of degenerative muscle disease – covering a line of products combining avian egg-based products with HMB for improved treatment of degenerative muscle diseases and the methods of treating the same.

●	Egg-based product containing leucine for treatment of degenerative muscle disease - covering a line of products combining avian egg-based products with leucine for improved treatment of degenerative muscle diseases and the methods of treating the same.

●	Methods of treatment of degenerative muscle disease using egg-based products and testosterone replacement therapy – covering methods of treating degenerative muscle disease in combination with testosterone replacement therapy for improved results.

●	Methods of treatment of cancer and neurological diseases using avian egg powder.

●	Methods of treatment of insulin resistance and Type II diabetes using avian egg powder.

●	Method of enhancing overall health and longevity using avian egg powder.

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

Regulatory Environment

The importing, manufacturing, processing, formulating, packaging, labeling, distributing, selling and advertising of our current and future products may be subject to regulation by one or more federal or state agencies. The Food and Drug Administration, or the FDA, has primary jurisdiction over our products pursuant to the Federal Food, Drug and Cosmetic Act, as amended by the Dietary Supplement and Health Education Act, or the DSHEA, and the regulations promulgated thereunder. The DSHEA provides the regulatory framework for the safety and labeling of dietary supplements, foods and medical foods. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements. In addition, the Animal Plant Health and Inspection Service, or APHIS, regulates the importation of our primary product from Germany. The Federal Trade Commission, or the FTC, and the FDA share jurisdiction over the promotion and advertising of dietary supplements and nutrition products. Pursuant to a memorandum of understanding between the two agencies, the FDA has primary jurisdiction over claims that appear on product labels and labeling and the FTC has primary jurisdiction of product advertising.

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

Our products are required to be prepared in compliance with the FDA’s Good Manufacturing Practices, or GMPs, as set forth in 21 CFR Part 111. Fortetropin®, the active ingredient in our products, must be imported into the United States in conformance with United States Department of Agriculture requirements for egg products. Other statutory obligations include reporting all serious adverse events on a Medwatch Form 3500A. To date, we have not filed a Medwatch Form 3500A with the FDA nor have we been placed on notice regarding any serious adverse events related to any of our products. Since eggs are considered a major food allergen under the Food Allergen Labeling and Consumer Protection Act of 2004, we are required to label all our products containing Fortetropin® to note that they contain egg product.

Advertising of dietary supplement products is subject to regulation by the FTC under the Federal Trade Commission Act, or FTCA, which prohibits unfair methods of competition and unfair or deceptive trade acts or practices in or affecting commerce. The FTCA provides that the dissemination of any false advertising pertaining to foods, including dietary supplements, is an unfair or deceptive act or practice. Under the FTC’s substantiation doctrine, an advertiser is required to have a reasonable basis for all objective product claims before the claims are made. All advertising is required to be truthful and not misleading. All testimonials are required to be typical of the results the consumer may expect when using the product as directed. Accordingly, we are required to have adequate substantiation of all material advertising claims made for our products. Failure to adequately substantiate claims may be considered either a deceptive or unfair practice.

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

Manufacturing; Raw Materials and Suppliers

We are committed to producing and selling highly efficacious products that are trusted for their quality and safety. To date, our products have been outsourced to third party manufacturers where the products are manufactured in full compliance with cGMP standards set by the FDA. All of the raw materials for our current products are currently sourced from third-party suppliers. Since the beginning of 2012, we have been focusing on the efficiency and economics of manufacturing Fortetropin® and the related production costs to achieve maximum savings in production.

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

Insurance

We maintain commercial liability, including product liability coverage, and property insurance. Our policy provides for a general liability of $5.0 million per occurrence, and $10.0 million annual aggregate coverage. We carry property coverage on our main office facility to cover our liability, tenant’s improvements, property, and inventory. We maintain commercial general liability and products liability insurance with coverage of up to $5.0 million.

Employees

We currently have 12 full-time employees (including one executive officer). We also employ several consultants. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

We are an early stage company and have a limited operating history. Our future prospects should be considered in light of the risks and uncertainties experienced by early stage companies in evolving markets such as the market for our current and future products, if any, in the United States. We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

●	build a strong and compelling consumer brand and;

●	increase awareness and develop customer loyalty;

●	adequately protect and build our intellectual property;

●	develop new products while maintaining effective control of our costs and expenses;

●	conduct successful research and development activities;

●	respond to requirements and changes in our regulatory environment;

●	respond to competitive market conditions;

●	availability of sufficient capital resources to adequately promote and market our products; and

●	attract, retain and motivate qualified personnel.

If we are unable to address any or all of these risks, our business may be materially and adversely affected.

If we are unable to successfully market and promote our own core branded products, we will not be able to increase our sales and our business and results of operations would be adversely affected.

In 2018, we launched Yolked® and Myos Canine Muscle Formula® ® as our proprietary branded products, using multiple delivery formats. Successfully marketing and promoting products is a complex and uncertain process, dependent on the efforts of our management, sales force and outside consultants and general economic conditions, among other things. There is no assurance that we will successfully market and/or promote our own core branded products. Any factors that adversely impact the marketing or promotion of our products including, but not limited to, competition, acceptance in the marketplace, or delays related to production and distribution or regulatory issues, will likely have a negative impact on our cash flow and operating results.

The commercial success of our products also depends upon various other factors including the quality and acceptance of other competing brands and products; creating effective distribution channels and brand awareness; the availability of alternatives; critical reviews; general economic conditions; and the availability of sufficient capital resources to adequately promote and market our products. Each of these factors is subject to change and cannot be predicted with certainty. We cannot assure you that we will be successful in marketing or promoting any of our own core branded products. If we are unable to successfully market and promote our own core branded products or any enhancements to our products which we may develop, we will not be able to increase our sales, and our results of operations would be adversely affected.

If our existing distributors are unable or unwilling to purchase our products and we are unable to secure alternative distributors our operating results and financial condition will be adversely affected.

We sell a portion of our products through distributors. For the year ended December 31, 2018, our net sales were $360, of which $76, or 21%, was attributable to Vitamin Shoppe. For the year ended December 31, 2017, our net sales were $526, of which $200, or 38%, was attributable to Cenegenics.

In 2018 we launched our websites www.yolked.com and www.myospet.com to go along with www.qurr.com to sell our current brands direct to consumers. Our products can be purchased via the amazon.com site as well.

If we decide to continue selling our products to distributors and our existing distributors are unable or unwilling to purchase our products and we are unable to secure alternative distributors or customers, our operating results and financial condition will be adversely affected.

We have a history of losses and cash flow deficits, and we expect to continue to operate at a loss and to have negative cash flow for the foreseeable future, which could cause the price of our stock to decline.

At December 31, 2018, we had cumulative net losses from inception of $35,067. Our net loss for the years ended December 31, 2018 and 2017 were $3,223 and $4,058, respectively. We also had negative cash flows from operating activities. Historically, we have funded our operations from the proceeds from the sale of equity securities, debt issuances, sales of our net operating losses and internally generated funds. Our strategic business plan is likely to result in additional losses and negative cash flow for the foreseeable future. We cannot give assurances that we will ever become profitable.

There is no assurance that we will be able to increase our sales.

Our sales for the year ended December 31, 2018 were $360 and our sales for the year ended December 31, 2017 were $526. We cannot give assurances that our current business model will enable us to increase our sales.

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.

Our auditors have indicated in their report on our financial statements for the years ended December 31, 2018 and December 31, 2017 that conditions exist that raise substantial doubt about our ability to continue as a going concern since we may not have sufficient capital resources from operations and existing financing arrangements to meet our operating expenses and working capital requirements. A “going concern” opinion could impair our ability to finance our operations through the sale of equity, or other financing alternatives. There can be no assurance that we will be able to generate the level of operating revenues projected in our business plan, or if additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing become available, our future operating prospects may be adversely affected and investors may lose all or a part of their investment.

Our intangible assets, which represent a significant amount of our total assets, are subject to impairment testing and may result in impairment charges, which would adversely affect our results of operations and financial condition.

At December 31, 2018, our total assets were $4,480, of which $1,245, or approximately 28%, represents intangible assets, net of accumulated amortization. Our intangible assets primarily relate to intellectual property pertaining to Fortetropin®, including the MYO-T12 formula, trademarks, trade secrets, patent application and domain names acquired from Peak Wellness, Inc. in February 2011. The intellectual property asset was initially recorded as an indefinite-lived intangible asset and tested annually for impairment or more frequently if events or circumstances changed that could potentially reduce the fair value of the asset below its carrying value. Impairment testing requires the development of significant estimates and assumptions involving the determination of estimated net cash flows, selection of the appropriate discount rate to measure the risk inherent in future cash flow streams, assessment of an asset’s life cycle, competitive trends impacting the asset as well as other factors. Our forecasted future results and related net cash flows contemplate the direct offering of product and successfully establishing future sales channels among other factors. Changes in these underlying assumptions could significantly impact the asset’s estimated fair value.

In 2011, based on (i) assessment of current and expected future economic conditions, (ii) trends, strategies and projected revenues and (iii) assumptions similar to those that market participants would make in valuing our intangible assets, management determined that the carrying values of the intellectual property asset exceeded its fair value. Accordingly, we recorded noncash impairment charges totaling $2,662 and reduced the intellectual property asset to its fair value of $2,000. During the second quarter of 2015, management made an assessment and based on expansion into new markets and introduction of new formulas determined that the intellectual property had a finite useful life of ten (10) years and began amortizing the carrying value of the intellectual property asset over its estimated useful life. Management made a separate determination that no further impairment existed at that time. Based on eighteen (18) consecutive quarters of minimal revenues combined with changes in the sales channels through which we sell our products and our inability to predict future orders, if any, or to what extent we will be able to secure new distribution arrangements, we tested the intellectual property for impairment in the fourth quarter of 2018 and 2017 and determined that the asset value was recoverable and therefore no impairment was recognized.

We assess the potential impairment of goodwill and indefinite lived intangible assets on an annual basis, as well as when interim events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include disruptions to our business, failure to realize the economic benefit from acquisitions of other companies and intangible assets, slower industry growth rates and declines in operating results and market capitalization. Determining whether an impairment exists, along with the amount of the potential impairment, involves quantitative data and qualitative criteria that are based on estimates and assumptions requiring significant management judgment. Future events, new information or changes in circumstances may alter management’s valuation of an intangible asset. The timing and amount of impairment charges recorded in our consolidated statements of operations and write-downs recorded in our consolidated balance sheets could vary if management’s conclusions change. Accordingly, future impairment testing may result in noncash impairment charges, which would adversely affect our results of operations and financial condition.

We will need to raise additional funds in the future to continue our operations. If we are unable to raise funds as needed, we may not be able to maintain our business.

We expect that our current funds will not be sufficient to fund our projected operations through December 2019. We require substantial funds for operating expenses, research and development activities, to establish manufacturing capability, to develop consumer marketing and retail selling capability, and to cover public company costs. The extent of our capital needs will depend on numerous factors, including (i) our profitability, (ii) the release of competitive products, (iii) the level of investment in research and development, (iv) the amount of our capital expenditures, (v) the amount of our working capital including collections on accounts receivable, (vi) the sales, marketing and distribution investment needed to develop and launch our own core branded products and (vii) cash generated by sales of those products. We expect that we will need to seek additional funding in 2019 through public or private financing or through collaborative arrangements with strategic partners.

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

Even if we are able to locate a source of additional capital and/or financing, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us.

Any future capital investments or debt financing, could dilute or otherwise materially adversely affect the holdings or rights of our existing stockholders. In addition, new equity or debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. Debt financing, if available, would result in increased fixed payment obligations and a portion of our operating cash flows, if any, being dedicated to the payment of principal and interest on such indebtedness. In addition, debt financing may involve agreements that include restrictive covenants that impose operating restrictions, such as restrictions on the incurrence of additional debt, the making of certain capital expenditures or the declaration of dividends. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products. In addition, there is no assurance that any additional financing will be available, or if available, will be on terms favorable to us. In addition, any equity financing would result in dilution to stockholders. In addition, the low recent stock price of our shares may adversely impact our fundraising efforts.

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

Our principal objectives are to: (i) create a sales platform through marketing products containing our proprietary ingredient Fortetropin® in established, growing, and new markets and strategic selection of partnerships and collaborations to maximize near-term and future revenues, (ii) deepen the scientific understanding of the activity of Fortetropin®, and to leverage this knowledge to strengthen and build our intellectual property, (iii) conduct research and development activities to evaluate the impact of Fortetropin® on muscle health in both humans and domestic pets, (iv) identify other products and technologies which may broaden our portfolio and define a business development strategy to protect, enhance and accelerate the growth of our products, (v) reduce the cost of manufacturing through process improvement, and (vi) identify contract manufacturing organizations that can fully meet our future growth requirements. Our business plan is based on circumstances currently prevailing and assumptions that certain circumstances will or will not occur as well as the inherent risk and uncertainties involved in various stages of development. However, there is no assurance that we will be successful in achieving our objectives. If we are not able to achieve our objectives, our business operations and financial performance may be adversely affected.

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

The use of social media could harm our business and reputation.

The use of social media could cause us to suffer brand damage or information leakage. Negative posts or comments about us or our products on any social networking website could damage our, or our products’ reputations. In addition, employees or others might disclose non-public sensitive information relating to our business through external media channels. The continuing evolution of social media may present us with new challenges and risks. The considerable increase in the use of social media over recent years has greatly expanded the potential scope and scale, and increased the rapidity of the dissemination of negative publicity that could be generated by negative posts and comments. Claims and concerns on social media about the safety of our products can result in a negative impact on product sales, product recalls or withdrawals, and/or consumer fraud, product liability and other litigation and claims. A video published online, a blog on the internet, or a post on a website, can be distributed rapidly and negatively harm our business and reputation.

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

Our research, scientific knowledge and clinical testing supporting the benefits of our products are essential to our ability to market our products. There is, however, the risk that new or undiscovered information may become available that may undermine or refute our scientific support. In addition, our clinical studies of Fortetropin® have been limited in scope and additional testing may reveal deficiencies and side effects that we are currently unaware of. A reduction in the credibility of our scientific support for the effectiveness of Fortetropin® could have a material adverse effect on our operations and financial condition.

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

Historically, sales allowances for product returns have not been provided, since under our existing arrangements, customers are not permitted to return product except for non-conforming product. In certain instances we may permit the return of damaged or defective products and accept limited amounts of product returns. While such returns have historically been nominal and within management’s expectations and the provisions established, future return rates may differ from those experienced in the past. Any significant increase in damaged or defective products or expected returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize. With respect to future sales, we expect to offer retail customers sales incentives, including the right to return certain agreed upon products.   If those customers are not able to sell our products to end-consumers, significant product returns may materialize, which could have a material adverse effect on our operating results.

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

All of the raw materials for our products are sourced from third-party suppliers. Currently, we have one primary third-party manufacturer to produce Fortetropin® under a fixed price agreement that ran through December 2018. We have not renewed the agreement but we believe we will be able to negotiate a new one before any shortages in our raw materials could adversely affect our operations. Price increases from a supplier will affect our profitability if we are not able to pass price increases on to customers. The inability to obtain adequate supplies of raw materials in a timely manner of our raw materials could limit our ability to sell our products and have a material adverse effect on our business, financial condition and results of operations.

While our raw material inventories and products generally have a long shelf life, we may be required to write-off or reserve for inventories or products that are slow-moving, off-grade, damaged or otherwise not saleable. Such write-offs and/or reserves could have a material adverse effect on our business, financial condition and results of operations.

Our raw material inventories are comprised of dried powder derived from egg-yolk, and despite generally having a long shelf life, we may be required to write-off or reserve for inventories and products that are slow-moving, off-grade, damaged or otherwise not saleable. Cost of sales for the year ended December 31, 2018 and 2017 included slow moving obsolete/damaged goods inventory charges of $-0- and $2, respectively. Future required write-offs or reserves could have a material adverse effect on our business, financial condition and results of operations.

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

Research and development activities may be costly and/or untimely, and there are no assurances that our research and development activities will either be successful or completed within the anticipated timeframe, if at all. The continued research and development relating to Fortetropin® and our future products is important to our success. In addition, the development of new products requires significant research, development and testing all of which require significant investment and resources. At this time, our resources are limited and our research and development activities are dependent upon our ability to fund our activities and to raise capital which may not be possible. We have entered and may continue to enter into agreements with third party contract research organizations, academic institutes or non-profit research institutes to engage in research and development for us. However, the failure of the third-party researcher to perform under agreements entered into with us, or our failure to renew important research agreements with a third party, may delay or curtail our research and development efforts. The research and development of new products is costly and time consuming, and there are no assurances that our research and development activities will be successful. Even if a new product is developed, there is no assurance that it will be commercialized or result in sales.

We may not be able to protect our intellectual property rights which could cause our assets to lose value.

Our business depends on and will continue to depend on our intellectual property, including our valuable brands and internally-developed products. We believe our intellectual property rights are important to our continued success and our competitive position. However, we may be unable or unwilling to strictly enforce our intellectual property rights, including our patents and trademarks, from infringement due to the substantial costs of such enforcement. In addition, while there are patent applications pending, there is no assurance that such applications will issue as patents. Our failure to enforce our intellectual property rights could diminish the value of our brands and product offerings and harm our business and future growth prospects.

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

We rely upon third party carriers, especially FedEx and UPS, for timely delivery of our product shipments. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including employee strikes, inclement weather and increased fuel costs. Any failure to deliver products to our customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers. We do not have a written long-term agreement with any of these third party carriers, and we cannot be sure that these relationships will continue on terms favorable to us, if at all. If our relationship with any of these third party carriers is terminated or impaired, or if any of these third parties are unable to deliver products for us, we would be required to use alternatives for shipment of products to our customers. We may be unable to engage alternative carriers on a timely basis or on terms favorable to us, if at all. Potential adverse consequences include reduced visibility of order status and package tracking; delays in order processing and product delivery; increased cost of delivery, resulting in reduced margins; and reduced shipment quality, which may result in damaged products and customer dissatisfaction. Furthermore, shipping costs represent a significant operational expense for us. Any future increases in shipping rates could have a material adverse effect on our business, financial condition and results of operations.

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

We face significant inventory risk.

We are exposed to significant inventory risks that may adversely affect our operating results as a result of new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand and consumer spending patterns, changes in consumer tastes with respect to our products, and other factors. In addition, our products may be less effective if they remain in storage for a significant period of time. We endeavor to accurately predict these trends and avoid overstocking or understocking our products. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling or manufacturing a new product, it may be difficult to determine appropriate product selection, and accurately forecast demand. The acquisition of inventory may require significant lead-time and prepayment and we may be unable to sell products in sufficient quantities or during the relevant selling seasons. Any one of these risks may adversely affect our operating results.

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

The importing, manufacturing, processing, formulating, packaging, labeling, distributing, selling and advertising of our current and future products may be subject to regulation by one or more federal or state agencies. The Food and Drug Administration, or the FDA, has primary jurisdiction over our products pursuant to the Federal Food, Drug and Cosmetic Act, as amended by the Dietary Supplement and Health Education Act, or the DSHEA, and regulations promulgated thereunder. The DSHEA provides the regulatory framework for the safety and labeling of dietary supplements, foods and medical foods. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements. In addition, the Animal Plant Health and Inspection Service, or APHIS, regulates the importation of our primary product from Germany. The Federal Trade Commission, or the FTC, and the FDA share jurisdiction over the promotion and advertising of dietary supplements. Pursuant to a memorandum of understanding between the two agencies, the FDA has primary jurisdiction over claims that appear on product labels and labeling and the FTC has primary jurisdiction over product advertising.

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

Recent U.S. tax legislation could adversely affect our business and financial condition

On December 22, 2017, U.S. tax reform legislation known as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA makes substantial changes to U.S. tax law, including reducing the U.S. federal corporate tax rate from thirty-five percent to twenty-one percent. Changes in tax law are accounted for in the period of enactment. In addition, Federal net operating losses (“NOL”) generated during future periods will be carried forward indefinitely, but will be subject to an eighty percent utilization against taxable income. The carryback provision has been revoked for NOL after January 1, 2018. The IRS continues to issue guidance and interpretations regarding the TCJA which are subject to additional regulatory or administrative developments, including any regulations or other guidance promulgated by the U.S. Internal Revenue Service, or IRS, and other regulators. The TCJA contains numerous, complex provisions impacting U.S. companies, and we continue to review and assess the legislative language and guidance promulgated by the IRS and other regulators to determine the TCJA’s full impact on us. Further, we can provide no assurance our current interpretations of, and assumptions regarding, the TCJA and any related regulations or guidance will not be reviewed or investigated by regulators in the future. We urge our stockholders to consult with their tax advisors with respect to the TCJA and the potential tax consequences of investing in our common stock.

We are exposed to risks related to cybersecurity threats and general information security incidents which may also expose us to liability under data protection laws including the GDPR.

In the conduct of our business, we increasingly collect, use, transmit and store data on information technology systems. This data includes confidential information belonging to us, our customers and other business partners, as well as personally identifiable information of individuals, including our employees. We have experienced, and expect to continue to be subject to, cybersecurity threats and incidents, ranging from employee error or misuse to individual attempts to gain unauthorized access to information technology systems, to sophisticated and targeted measures known as advanced persistent threats, none of which have been material to date.

Although we devote resources to network security, data encryption and other measures to protect our information technology systems and data from unauthorized access or misuse, including those measures necessary to meet certain information security standards that may be required by our customers, there can be no assurance that these measures will be successful in preventing a cybersecurity or general information security incident. We also rely in part on the reliability of certain tested third parties’ cybersecurity measures, including firewalls, virus solutions and backup solutions, and our business may be affected if these third-party resources are compromised.

Cybersecurity incidents may result in business disruption, the misappropriation, corruption or loss of confidential information (including personally identifiable information) and critical data (ours or that of third parties), reputational damage, litigation with third parties, regulatory fines, diminution in the value of our investment in research and development and data privacy issues and increased information security protection and remediation costs. As these cybersecurity threats, and government and regulatory oversight of associated risks continue to evolve, we may be required to expend additional resources to remediate, enhance or expand upon the cybersecurity protection and security measures we currently maintain. For example, we are subject to the European Union’s General Data Protection Regulation (“GDPR”), which became enforceable from May 25, 2018. The GDPR introduced a number of new obligations for subject companies resulting in the need to continue dedicating financial resources and management time to GDPR compliance. While we have taken steps to ensure compliance with the GDPR, there can be no assurance that the measures we have taken will be successful in preventing an incident, including a cybersecurity incident or other data breach, which results in a breach of the GDPR. Individuals who have suffered damage as a result of a subject company’s non-compliance with the GDPR also have the right to seek compensation from such a company.

Future cybersecurity breaches, general information security incidents, further increases in data protection costs or failure to comply with relevant legal obligations regarding protection of data could therefore have a material adverse effect on our results of operations, financial position and cash flows.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. To our knowledge, none of our employees or other agents have engaged in such practices. However, if our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

If the Nasdaq Capital Market delists our shares of common stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our shares;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our shares;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

An active and visible trading market for our common stock may not develop.

We cannot predict whether an active market for our common stock will develop in the future. In the absence of an active trading market:

●	investors may have difficulty buying and selling our common stock or obtaining market quotations;

●	market visibility for our common stock may be limited; and

●	a lack of visibility for our common stock may have a depressive effect on the market price.

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

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly operating results;

●	changes in financial estimates by securities research analysts;

●	conditions in nutritional supplement markets;

●	changes in the economic performance or market valuations of other nutritional supplement companies;

●	announcements by us or our competitors of new products, new clinical studies, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	addition or departure of key personnel;

●	intellectual property prosecution or other litigation; and

●	general economic or political conditions.

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

Mr. Ren and his affiliates currently beneficially own 1,897,568 shares, or approximately 20.7% of our outstanding shares of common stock. As a result, he is able to assert influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. In addition, we are currently involved in litigation with Mr. Ren and RENS Technology Inc. See “Business – Legal Proceedings” for additional information regarding the litigation. Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

Our affiliates may control our company for the foreseeable future, including the outcome of matters requiring stockholder approval.

Our officers, directors, and five percent stockholders collectively beneficially own 4,966,397 or approximately 54.2% of our outstanding shares of common stock, and shares of common stock to be issued upon the exercise of stock option and warrants. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company.

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

Drug companies and/or biotechnology companies may in the future seek to develop and market pharmaceutical products which may compete with our future technologies and products. Competitors may in the future develop similar or different technologies or products which may become more accepted by the marketplace or which may supplant our technology entirely. In addition, many of our future competitors may be significantly larger and better financed than we are, thus giving them a significant advantage over us.

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

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 45 Horsehill Road, Suite 106, Cedar Knolls, New Jersey 07927. Our office space consists of 5,225 square feet. The lease expires on December 31, 2019. We have two options to renew our lease for an additional three years each. We consider our current office space adequate for our current operations. For additional information refer to Part IV, Item 15, “Notes to Consolidated Financial Statements: Note 13 – Commitments and Contingencies.”

Item 3.	Legal Proceedings.

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

In August 2017, the Company amended its complaint repeating most of the initial claims but adding several additional claims against RENS Agriculture, Mr. Ren and two additional Chinese defendants, including a claim against RENS Agriculture for breaching the exclusive distribution agreement, as well as claims against all defendants for theft and misappropriation of our confidential proprietary information and trade secrets, breach of fiduciary duty and duty of loyalty, misappropriation of corporate opportunity, unfair competition and a number of other torts. We are seeking damages and injunctive relief. The Purchaser has filed a motion to dismiss the amended complaint, which is still pending and scheduled for oral argument in the second quarter of 2019.

On August 16, 2017, the Purchaser commenced an action in the District Court of Clark County in the State of Nevada against us and Joseph Mannello, our then interim Chief Executive Officer, alleging that Mr. Mannello had breached his fiduciary duties and was grossly negligent in managing our company. The action seeks monetary damages and injunctive relief from Mr. Mannello as well as the appointment of a receiver over us. Subsequently, the Purchaser submitted a petition to appoint a receiver and we and Mr. Mannello submitted a motion to dismiss the action, both of which are currently pending as of the date of this report. An application on consent to adjourn the hearing date on the receiver application and motion to dismiss is pending as of the date of this Report.

The Company and Purchaser are currently in settlement discussions regarding the foregoing matters.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Capital Market under the symbol “MYOS” since 2011.

As of March 26, 2019, the closing price of our shares on the Nasdaq Capital Market was $1.46.

Holders

The Company had approximately 335 record holders of the common stock as of March 26, 2019. This does not include an indeterminate number of stockholders whose shares may be held by brokers in street name. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Our independent stock transfer agent is Island Stock Transfer which is located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

Securities Authorized for Issuance under Equity Compensation Plans

The following table indicates shares of common stock authorized for issuance under equity incentive plans as of December 31, 2018:

	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	568,740	(1)	$9.19	251,260
Equity compensation plans not approved by security holders	30,000	(2)	$32.00	—
Total	598,740		$6.76	251,260

(1)	Includes 57,000, 300,000, and 146,425 shares of common stock underlying options granted in 2018, 2017, and 2016, respectively, under our 2012 Equity Incentive Plan, which plan was approved by our stockholders on November 20, 2012 and amended on December 18, 2014 and December 21, 2016. The Plan provides for the issuance of up to 850,000 shares.

(2)	Includes option awards issued to certain current and former directors during 2011-2012 prior to the adoption of the 2012 Equity Incentive Plan. The options provide for annual vesting over three or four year and expire ten years from the respective issuance dates.

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

Overview

We were incorporated in the State of Nevada on April 11, 2007. On March 17, 2016, we merged with our wholly-owned subsidiary and changed our name from MYOS Corporation to MYOS RENS Technology Inc. Prior to February 2011, we did not have any operations and did not generate any revenues. In February 2011, we acquired our proprietary active ingredient called Fortetropin®, the first clinically demonstrated natural myostatin reducing agent. Since February 2011, our principal business activities have been focused on deepening our scientific understanding relating to the activity of Fortetropin®, and to leverage this knowledge to strengthen and build our intellectual property estate; developing sales and marketing strategies aimed at expanding our commercial presence; evaluating the value of Fortetropin® in therapeutic markets, including the treatment of sarcopenia, cachexia, anorexia, obesity and muscular disorders; and, conducting research and development focused on the discovery, development and commercialization of other products and technologies aimed at maintaining or improving the health and performance of muscle tissue. Since our inception in April 2007, we have recognized cumulative revenues of approximately $8.4 million.

Plan of Operation

We are focused on the discovery, development and commercialization of advanced nutrition products, functional foods, and other technologies aimed at maintaining or improving the health and performance of muscle tissue. Our initial core ingredient is Fortetropin®, a natural and proprietary bioactive composition derived from fertilized egg yolk that has been shown in clinical trials to increase lean muscle mass, size and strength. Our plan of action is to: (i) create a sales platform through marketing products containing our proprietary ingredient Fortetropin® in established, growing, and new markets and strategic selection of partnerships and collaborations to maximize near-term and future revenues, (ii) deepen our scientific understanding of the activity of Fortetropin® as a natural product to improve muscle health and performance, and to leverage this knowledge to strengthen and build our intellectual property estate, (iii) conduct research and development activities to evaluate the impact of Fortetropin® on muscle health and wellness in humans as well as domestic pets. (iv) identify other products and technologies which may broaden our portfolio and define a business development strategy to protect, enhance and accelerate the growth of our products, (v) reduce the cost of manufacturing through process improvement, and (vi) identify contract manufacturing organizations that can fully meet our future growth requirements and (vii) develop a differentiated and advantaged consumer positioning, brand name and iconography.

Our commercial focus is to leverage our clinical data to develop multiple products to target the large, but currently underserved, markets focused on muscle health. The sales channels through which we sell our products are evolving. The first product we introduced was MYO-T12, which was sold in the sports nutrition market. MYO T-12 is a proprietary formula containing Fortetropin® and other ingredients. The formula was sold under the brand name MYO T-12 and later as MYO-X through an exclusive distribution agreement with Maximum Human Performance (“MHP”). While the exclusive distribution agreement with MHP terminated in March 2015, MHP continues to distribute its remaining MYO-X inventories on popular retailer websites and in specialty retailers principally in the U.S. There were no sales to MHP in 2017 and 2018. We do not expect any orders from MHP in the future.

In February 2014, we expanded our commercial operations into the age management market through a distribution agreement with Cenegenics Product and Lab Services, LLC (“Cenegenics”), under which Cenegenics distributes a proprietary formulation containing Fortetropin® which it previously purchased from the Company through its age management centers and its community of physicians focused on treating a growing population of patients focused on proactively addressing age-related health and wellness concerns. The distribution agreement with Cenegenics expired in December 2016. In 2017, we recorded sales of $200 to Cenegenics. There were no sales to Cenegenics in 2018.

During the second quarter of 2015 we launched Rē Muscle Health, our own direct-to-consumer portfolio of muscle health bars, meal replacement shakes and daily supplement powders each powered by a full 6.6 gram single serving dose of Fortetropin®. Our Rē Muscle Health products were sold through our e-commerce website, remusclehealth.com, and amazon.com. As of March 2017 we discontinued actively selling this line of products.

On March 1, 2017 the Company announced the launch of Qurr®, its Fortetropin® powered product line of flavored puddings, powders, and shakes formulated to support the vital role of muscle in overall well-being as well as in fitness. The products were made available through a direct-to-consumer e-commerce platform. All Qurr® products are blended with Fortetropin®, our proprietary ingredient. We recorded $164 of net sales in 2017 and $175 of net sales in 2018 for our Qurr® product line. Any remaining expired inventory was written off as of the year ended December 31, 2018.

In March 2018, we launched Yolked®, a Fortetropin®-powered product which is NSF Certified for Sports, and developed and marketed to collegiate and professional athletes who want to increase their muscle size and performance with an all-natural advanced nutrition product. The Company recorded $117 of sales for the year ended December 31, 2018 for our Yolked® product line.

In June 2018, we launched our Fortetropin® based pet product Myos Canine Muscle Formula® (“MCMF”). Two veterinarian hospitals had previously performed some informal observational studies with older dogs experiencing muscle atrophy and observed positive results in the dogs after taking our pet product. We believe that the positive feedback received from the veterinarian community, together with the positive results from our study with Kansas State University will enable us to grow our domestic pet business product line. In 2018 we recorded $44 of sales of MCMF.

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

The Company currently relies on one third-party manufacturer to produce Fortetropin®. This manufacturer purchases all the necessary raw materials from suppliers and coordinates any additional production steps with third-parties. We have multiple vendors for blending, packaging and labeling our products. The Company is pursuing other alternatives in order to build a more robust supply chain going forward. See “Risk Factors – We are dependent on third-party manufacturers, suppliers and processors to produce our products” for additional information regarding our relationship with our third-party manufacturers.

As an emerging company focused on the discovery, development and commercialization of advanced nutrition products that improve muscle health and performance, we are dedicated to basic and clinical research that supports our existing and future product portfolio. Our research program is actively evaluating the many active proteins, lipids and peptides in Fortetropin®, specifically as a natural, reversible, temporary modulator of the regulatory protein myostatin, and to leverage this knowledge to strengthen and build our intellectual property. We are dedicated to protecting our innovative technology and believe that our research programs will establish a basis for the continued prosecution of patent applications in order to protect and augment the Company’s intellectual property estate. We expect our investment in research and development to continue to grow in the future.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

(In thousand $)	Years Ended December 31,		Change
	2018	2017	Dollars	%
Net sales	$360	$526	$(166)	(32)%
Cost of sales	248	308	(60)	(19)%
Gross profit	112	218	(106)	(49)%

Operating expenses:
Sales, marketing and research	894	822	72	9%
Personnel and benefits	1,718	1,450	268	18%
General and administrative	1,829	2,014	(185)	(9)%
Total operating expenses	4,441	4,286	155	4%

Operating loss	(4,329)	(4,068)	(261)	6%

Interest expense	(16)	(2)	(14)	700%
Other (expense) income	(2)	12	(14)	(117)%
Total other (expense) income	(18)	10	(28)	(280)%
Loss before income taxes	(4,347)	(4,058)	(289)	7%

Income tax benefit	1,124	-	1,124	n/a
Net loss	$(3,223)	$(4,058)	$835	(21)%

Net sales

Net sales for the year ended December 31, 2018 decreased $166, or 32%, compared to net sales for the year ended December 31, 2017 primarily due to net sales of $327 in 2017 of old products offset by an increase in sales of new products of $161 in 2018.

Cost of sales

Cost of sales for the year ended December 31, 2018 decreased $60, or 19%, compared to cost of sales for the year ended December 31, 2017 primarily due to lower costs associated with a decrease in direct sales to consumers.

Operating expenses

Sales, marketing and research expenses for the year ended December 31, 2018 increased $72 or 9%, compared to the year ended December 31, 2017 primarily due to marketing and promotional costs associated with the development and launch of new products in 2018.

Personnel and benefits expenses for the year ended December 31, 2018 increased $268 or 18% primarily due to the hiring of some additional staff in sales to support the new product launch and an increase in board compensation.

General and administrative expenses for the year ended December 31, 2018 decreased $185, or 9%, compared to the year ended December 31, 2017 primarily due to a decrease in costs associated with legal proceedings (See Item 3 - Legal Proceedings).

Liquidity and Capital Resources

Working capital at December 31, 2018 and December 31, 2017 is summarized as follows:

(In thousand $)	December 31,	December 31,	Increase
	2018	2017	(Decrease)
Current Assets:
Cash	$15	$923	$(908)
Accounts receivable, net	78	4	74
Other current asset	1,124	-	1,124
Inventories, net	1,676	1,779	(103)
Prepaid expenses	10	113	(103)
Total current assets	2,903	2,819	84
Current liabilities:
Accounts payable	236	176	60
Accrued expenses and other current liabilities	383	255	128
Related party promissory note payable and accrued interest	1,015	-	1,015
Total current liabilities	1,634	431	1,203
Working Capital	$1,269	$2,438	$(1,169)

Working capital decreased $1,169 to $1,269 at December 31, 2018 compared to $2,438 at December 31, 2017.

Changes in working capital components were as follows:

●	Cash decreased $908 primarily due to $3,244 used in operating activities offset by $2,336 of net proceeds received from financing activities.

●	Accounts receivable, net increased $74 primarily due to timing of sales collections.

●	Other current asset increased $1,124 as the result of the Company receiving approval to sell State of New Jersey net operating losses under the NJ EDA Technology Business Tax Certificate Transfer Program.

●	Inventories, net decreased $103 primarily due to raw inventory placed into production in 2018 in order to manufacture new products as well as sales of new finished goods.

●	Accounts payable increased $60 primarily due to the timing of payments to vendors.

●	Accrued expenses and other current liabilities increased $128, primarily due to an increase of $181 in accrued board compensation and $91 in accrued marketing expenses offset by a decrease of $144 in accrued legal, rent and insurance expenses.

●	Related party promissory note payable and accrued interest increased $1,015 due to a new promissory note issued in 2018.

At December 31, 2018, we had cash of $15 and total assets of $4,455 (including $1,245 of intangible assets)

Summarized cash flows for the years ended December 31, 2018 and 2017 are as follows:

	Years Ended December 31,
(In thousand $)	2018	2017	Change
Net cash used in operating activities	$(3,250)	$(3,783)	$(533)
Net cash used in investing activities	-	(2)	2
Net cash provided by financing activities	2,342	2,842	(500)
Net decrease in cash	$(908)	$(943)	$35

Net cash used in operating activities represents net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash used in operating activities for the year ended December 31, 2018 decreased $533 compared to the year ended December 31, 2017. For additional information about the changes in operating assets and liabilities, refer to the above discussion on working capital and the consolidated statements of cash flows.

Net cash used in investing activities includes cash used to purchase capital assets. Net cash used in investing activities for the year ended December 31, 2018 decreased $2 compared to the year ended December 31, 2017.

Net cash provided by financing activities includes proceeds from the issuance of common stock. Net cash provided by financing activities for the year ended December 31, 2018 decreased $500 compared to the year ended December 31, 2017. For additional information, refer to the consolidated statements of cash flows.

Promissory Note Payable and Accrued Interest

On August 30, 2018, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $750 in favor of Joseph Mannello, the Company’s chief executive officer (the “Lender”). Pursuant to the Note, on August 30, 2018, the Lender advanced $500 of funds to the Company. On September 26, 2018, the Lender advanced an additional $250 of funds to the Company. On November 13, 2018, the Company amended and restated the Note to increase the maximum amount that may be drawn down under the Note from $750 to $1,000. On December 29, 2018, the Lender advanced an additional $250 of funds to the Company. As of December 31, 2018, the Company recorded $1,000 as a liability on the consolidated balance sheets.

The Note accrues interest at a rate of 5% per annum and all payments of principal, interest and other amounts under the Note are payable on August 31, 2019 or earlier under certain circumstances. The Company may prepay, in whole or in part, at any time, the principal, interest and other amounts owed under the Note, without penalty. The proceeds of the Note were used by the Company for general working capital purposes. As of December 31, 2018, the Company accrued $15 of interest expense on the Note.

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

Subsequent to year end, on March 20, 2019, the Company entered into a securities purchase agreement with a group of accredited investors, including two members of the Company’s board of directors, providing for the issuance and sale by the Company of 1,438,356 shares of common stock in a private placement at a purchase price of $1.46 per share, for aggregate gross proceeds of $2.1 million, which includes the conversion of $250 of the principal amount of a $1.0 million promissory note previously issued by the Company to its chief executive officer. The offering closed on March 27, 2019.

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

On October 26, 2017, the Company sold 500,000 shares of common stock for $2.144 per share for gross proceeds of $1,070 under the at-the-market program.

On January 19, 2018, the Company sold 140,295 shares of common stock for $2.111 per share for gross proceeds of $296 in an at-the-market offering. On various dates in April 2018, the Company sold an aggregate of 131,225 shares of common stock at various prices for aggregate gross proceeds of $176 under the at-the-market program.

On July 24, 2018, the Company entered into a new sales agreement with H.C. Wainwright which established a new at-the-market equity program pursuant to which the Company may offer and sell shares of common stock from time to time through H.C. Wainwright. The Company incurred $108 of deferred offering costs in connection with this program as of September 30, 2018 which was recorded as a long term other asset on the Company’s consolidated balance sheets. The deferred offering costs will be reflected as a reduction in equity as the Company incurs sales of its stock pursuant to this program. Management continues to evaluate the ongoing progress of this program and its related outstanding deferred offering costs.

Subsequent to year end, on January 15, 2019, the Company sold 32,489 shares of common stock for $2.00 per share for gross proceeds of $65 in an at-the-market offering.

Subsequent to year end, on March 19, 2019, the Company sold 78,640 shares of common stock for $1.85 per share for gross proceeds of $145 in an at-the-market offering.

As of the filing date of this Report, a total of 882,649 shares were sold under these programs for aggregate gross proceeds of $1,755.

Long-term Contractual Obligations

As of December 31, 2018, the Company’s enforceable and legally binding contractual obligations include future minimum lease payments under a non-cancellable operating lease and purchase obligations under a long-term supply agreement.

At December 31, 2018, the future minimum lease payments under the non-cancellable operating lease in excess of one year were as follows:

(In thousand $)

Years Ended December 31,	Amount
2019	$72
Total	$72

For additional information about the operating lease refer to PART IV, Item 15, “Notes to Consolidated Financial Statements: Note 13 – Commitments and Contingencies – Operating Lease.”

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

The Company agreed, commencing January 2017, to pay DIL €10 (approximately USD $12) per month for collaborative research. For the years ended December 31, 2018 and December 31, 2017 we paid DIL USD $150 and $194, respectively which is recorded as sales and marketing expense on the consolidated statement of operations. The monthly payments terminate upon the earlier of: (a) the date that the Company orders additional product in accordance with the terms of the agreement and (b) December 31, 2018, and the Company has no further financial obligations to DIL thereafter.

The Company also agreed to pay DIL €400 (approximately USD $480) in satisfaction of all prior liabilities and obligations under its prior agreements with DIL. The agreement expired on December 31, 2018, and the Company has not renewed the agreement as of the date of this Report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance improves and clarifies the fair value measurement disclosure requirement of ASC 820. The new disclosure requirements include the changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurement held at the end of reporting period and the explicit requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The other provisions of ASU 2018-13 also include eliminated and modified disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019 with early adoption permitted, including in an interim period for which financial statements have not been issued or made available for issuance. The Company has evaluated the impact of early adoption of this ASU and determined that it will not have a significant impact on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new guidance expands the scope of Topic 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations, and supersedes the guidance in ASC 505-50, Equity-Based Payments to Non-Employees. The most significant change resulting from this update is that stock-based awards granted to non-employees will no longer need to be re-measured at fair value at each financial reporting date until performance is complete, as these awards will be measured at fair value at the grant date. The guidance is effective January 1, 2019 with early adoption permitted, including in an interim period for which financial statements have not been issued. The Company has evaluated the impact of early adoption of this ASU and determined that it will not have a significant impact on its consolidated financial statements.

In March 2018, the FASB issued ASU 2018-5 – Income Taxes (Topic 740): Amendments to SEC Paragraphs pursuant to SEC Staff Accounting Bulletin No. 118. This ASU provided guidance related to Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses the accounting implications of the Tax Act. SAB 118 allows a company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date and was effective upon issuance. We have analyzed the Tax Act, and in certain areas, have made reasonable estimates of the effects on our consolidated financial statements and tax disclosures.

In September 2017, the FASB issued ASU No. 2017-13, Revenue from Contracts with Customers which amended FASB Accounting Standards Codification® (ASC) by creating Topic 606, Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.

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

The adoption of Topic 606 is required for public entities for reporting periods beginning after December 15, 2017. This accounting guidance was effective for us beginning January 1, 2018 using one of two prescribed transition methods. The Company has adopted the provisions of this ASU for its fiscal year beginning January 1, 2018 using the modified retrospective transition method. This method involves application of the new guidance to either: (a) all contracts at the date of initial application or (b) only contracts that are not completed at the date of initial application. Under this method, if necessary, a cumulative effect adjustment is recognized as of the date of initial application. The adoption of ASU 2014-09 did not have an impact on the Company and therefore, no cumulative effect adjustment was required.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718). The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This update is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. This update is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. This accounting guidance was effective for us beginning January 1, 2018. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2017-09 did not have a significant impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will continue to primarily depend on its classification as a finance or operating lease. However, unlike current U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. ASU 2016-02 is effective beginning January 1, 2019, with early application permitted. In July 2018, the FASB issued ASU No. 2018-11, which provides targeted improvements to the new lease standard, including an option to apply the transition provisions at its adoption date instead of at the earliest comparative period presented in its financial statements. We have evaluated the adoption of ASU 2016-02 and determined that the standard did not have a significant impact on our consolidated financial statements.

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

The Company has recorded minimal sales to its customers and distributors during the past eighteen consecutive quarters. Management’s estimates, including evaluation of impairment of long-lived assets and inventory reserves are based in part on forecasted future results. A variety of factors could cause actual results to differ from forecasted results and these differences could have a significant effect on asset carrying amounts.

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

As part of our ongoing liquidity assessments, management evaluates our cash and cash equivalents. The amount of funds held in the bank can fluctuate due to the timing of receipts and payments during the ordinary course of business and other reasons, such as business-development activities. The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). Management monitors the soundness of these institutions to minimize the Company’s risk. As a result, the Company may have exposure to cash in excess of FDIC insured limits.

For the year ended December 31, 2018, the Company had a concentration of revenue with one major customer accounting for 21% of total revenue. For the year ended December 31, 2017, the Company had a concentration of revenue with one major customer accounting for 38% of total revenue. A loss of a major customer could have a material adverse effect on future operating results.

As of December 31, 2018, accounts receivable from this major customer amounted to approximately 99% of total accounts receivable. For the year ended December 31, 2017 there were no receivables from a major customer. Failure to collect these receivables could have a material adverse effect on our future operating results.

For the years ended December 31, 2018 and 2017, the Company purchased its raw material from one third party supplier. The Company believes alternative suppliers could be located in the event of a disruption in availability of goods from this supplier.

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

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act contains several key provisions including, among other things, reducing the U.S. federal corporate tax rate from thirty-five percent to twenty-one percent. Changes in tax law are accounted for in the period of enactment. In addition, Federal net operating losses (“NOL”) generated during future periods will be carried forward indefinitely, but will be subject to an eighty percent utilization against taxable income. The carryback provision has been revoked for NOL after January 1, 2018.

Interest costs and penalties related to income taxes are classified as interest expense and operating expenses, respectively, in the Company’s financial statements. For the years ended December 31, 2018 and 2017, the Company did not recognize any interest or penalty expense related to income taxes. The Company files income tax returns in the U.S. federal jurisdiction and states in which it does business.

The Company continues to evaluate the impact of the Tax Act and analyze additional guidance.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, and therefore, we are not required to provide information required by this Item 7A.

Item 8.	Financial Statements and Supplemental Data.

The Company’s financial statements for the fiscal years ended December 31, 2018 and 2017 have been examined to the extent indicated in their reports by our independent registered accountants and have been prepared in accordance with U.S. GAAP pursuant to regulations promulgated by the SEC. The aforementioned financial statements are included herein under Item 15.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on management’s assessment using this framework, management concluded that, as of December 31, 2018, our internal control over financial reporting was not effective. This is due to the lack of segregation of duties within our accounting and finance group as a result of our limited financial resources, which may be considered a material weakness. We continue to evaluate and implement procedures as deemed appropriate to remediate this weakness. A number of the procedures implemented have been through supplementing our accounting and finance staff with an outside financial expert to review our financial statements and periodic reports.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only the management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Other than the remediation discussed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

Our directors and executive officers are as follows:

Name	Age	Position	Class

Dr. Robert J. Hariri	60	Chairman of the Board of Directors	I

Ren Ren	57	Director (Global Chairman)	I

Joseph Mannello	61	Chief Executive Officer and Director	III

Dr. Louis J. Aronne	63	Director	II

Christopher Pechock	54	Director	II

Victor Mandel	54	Director	III

John Nosta	59	Director	III

Eric Zaltas	56	Director	I

Our Board is classified into three separate classes, as nearly equal in number as possible, with one class to be elected annually for staggered three-year term or until their respective successors are duly elected and qualified, or until their earlier resignation, removal or death.

The term of our current Class III directors will expire at the 2019 Annual Meeting of Stockholders, the term of our current Class II directors will expire at the 2020 Annual Meeting of Stockholders and the term of our current Class I directors will expire at the 2021 Annual Meeting of Stockholders. Any director chosen as a result of a newly created directorship or to fill a vacancy on the Board would hold office for a term expiring at the next Annual Meeting of Stockholders for the class identified. This does not change the present number of directors or the Board’s authority to change that number and to fill any vacancies or newly created directorships.

The experience of each or our directors and executive officers is as follows:

Dr. Robert J. Hariri joined us as a Director in July 2011 and was elected Chairman of the Board in April 2012. Dr. Hariri has served as the chairman and chief scientific officer of Celgene Cellular Therapeutics, a division of Celgene Corporation (NASDAQ: CELG), since 2014. From 2002 to 2014, he served in various positions at Celgene Cellular Therapeutics, including chief executive officer and president. Prior to joining Celgene Cellular Therapeutics, Dr. Hariri was founder, chairman and chief scientific officer at Anthrogenesis Corporation/LIFEBANK, Inc., a privately held biomedical technology and service corporation involved in the area of human stem cell therapeutics, which was acquired by Celgene Corporation in 2002. Dr. Hariri also serves as president of Human Longevity Cellular Therapeutics, Inc., a privately-held genomics and cell therapy-based diagnostic and therapeutic company focused on extending the healthy, high performance human life span, which he co-founded in 2013. He has also served as co-founder, vice chairman and chief scientific officer of Neurodynamics, a privately held medical device and technology corporation. Dr. Hariri is an adjunct associate professor of pathology at the Mount Sinai School of Medicine and has also held key academic positions at Weill Medical College of Cornell University and the Cornell University Graduate School of Medical Science, including serving as the director of the Center for Trauma Research. Dr. Hariri is also a director of Cryoport, Inc. (NASDAQ: CYRX), Bionik Laboratories Corp. (OTCQX: BNKL), Provista Diagnostics and Rocket Racing, Inc. Dr. Hariri is a member of the scientific advisory board for the Archon X Prize Foundation for Genomics. Dr. Hariri also serves as a trustee of the J. Craig Venter Institute, a trustee of the Liberty Science Center and a commissioner of the New Jersey Commission for Cancer Research. Dr. Hariri received the Thomas Alva Edison Award in 2007 and 2011, The Fred J. Epstein Lifetime Achievement Award in 2012 and numerous other honors for his contributions to biomedicine and aviation. He has served as a member of the board of visitors at Columbia University School of Engineering & Applied Sciences and the Science & Technology Council of the College of Physicians and Surgeons. Dr. Hariri received his undergraduate training at Columbia College and Columbia University School of Engineering and Applied Sciences and was awarded his M.D. and Ph.D. degrees from Cornell University Medical College. Dr. Hariri completed his surgical training at The New York Hospital-Cornell Medical Center and directed the Aitken Neurosurgery Laboratory and the Center for Trauma Research. We believe Dr. Hariri’s training as a scientist, his knowledge and experience with respect to the biomedical and pharmaceutical industries and his extensive research and experience qualifies him to serve on our Board of Directors.

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

Joseph Mannello has served as our Chief Executive Officer since August 2017, as our interim Chief Executive Officer from September 2016 until August 2017 and as a director since December 2015. From May 2015 to September 2016, he served as a consultant for Brean Capital, LLC. an independent investment bank and asset management firm.  From March 2013 to May 2015, he served as the executive managing director at Brean Capital LLC, where he also served as a member of the firm’s operating committee. From March 2008 to March 2012, Mr. Mannello was the head of corporate credit for Gleacher & Company, Inc. (OTC:GLCH), a publicly-traded investment bank. Prior to that, he was the head of the fixed income division of BNY Capital Markets, Inc., a subsidiary of The Bank of New York Mellon Corp. (NYSE:BK). We believe Mr. Mannello’s extensive financial markets and management background qualifies him to serve on our Board of Directors.

Dr. Louis Aronne joined us as a director and a member of our Scientific Advisory Board in July 2011. Dr. Aronne is the Weill Professor of Metabolic Research and Director of the Comprehensive Weight Control Center which he founded in 1986 at Weill Cornell Medical College. He is the former Chairman of the American Board of Obesity Medicine and an Adjunct Clinical Associate Professor of Medicine at Columbia University College of Physicians and Surgeons. Dr. Aronne is former president of the Obesity Society and a fellow of the American College of Physicians. He has been an investigator on more than 40 trials, authored more than 100 papers and book chapters on obesity and edited the National Institutes of Health Practical Guide to the Identification, Evaluation, and Treatment of Overweight and Obesity in Adults. Dr. Aronne has won several awards for teaching, including the Leo M. Davidoff Society Prize from Albert Einstein College of Medicine in 1983 and Eliot Hochstein Teaching Award from Cornell University in 1990. Dr. Aronne graduated Phi Beta Kappa from Trinity College with a BS in biochemistry and from Johns Hopkins University School of Medicine. We believe Dr. Aronne’s skills as a physician and his knowledge and experience with respect to obesity and related metabolic diseases qualifies him to serve on our Board of Directors.

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

Victor Mandel joined us as a director in August 2016 and previously served as a director of the Company from December 2015 until March 2016. He has over twenty-five years of experience in corporate strategy and corporate governance. Mr. Mandel previously served as Co-Chairman of Ambac Financial Group, Inc. (NASDAQ: AMBC) from May 2013 through December 2014 and as a director, chair of its Governance and Nominating Committee and member of its Audit and Strategy and Risk Policy Committees from May 2013 until May 2016. Additionally, he has previously served as a member of the board of directors and on the audit committees of Comsys IT Partners, Inc. (now a Manpower company), Broadpoint Gleacher Securities Group, Inc. (now Gleacher & Co., Inc.), and XLHealth Corp. (now a United Healthcare company). He previously served as the Chief Financial Officer of Circle.com (NASDAQ:CIRC) and served as Executive Vice President, Finance and Development of Snyder Communications, Inc. (NYSE:SNC) from 1999 to 2000. From 1991 to 1999, Mr. Mandel served as vice president in the Investment Research department at Goldman Sachs & Co. (NYSE:GS). Mr. Mandel holds an MBA in Finance from the Wharton School of Business at the University of Pennsylvania, an A.B. in Computer Science from Harvard University, and is a Chartered Financial Analyst. We believe Mr. Mandel’s extensive financial background qualifies him to serve on our Board of Directors.

John Nosta joined us as a director in December 2017 and has served as the founder and president of NOSTALAB, a digital health think tank, since June 2013. He is generally regarded as a leading global strategic and creative thinker in the digital health area. A leading voice in the convergence of technology and health, Mr. Nosta helps define, dissect and deliberate global trends in digital health. He has also served as a member of the Google Health Advisory Board since October 2014 and has penned HEALTH CRITICAL for Forbes, a top global blog on health and technology. For over 20 years, Mr. Nosta was part of the leadership of Omnicom and WPP, leading healthcare communication companies. Prior to founding NOSTALAB, Mr. Nosta was employed by Ogilvy CommonHealth, a leading healthcare communication company, from April 2003 to June 2013, where he held a series of positions including Chief Creative Officer, Chief Strategic Officer and unit President. From 1990 to 1997, he held various senior-level positions at LLNS, a division of Omnicom Group Inc. (NYSE:OMC), a leading healthcare communication company. Mr. Nosta previously served as a director of the Company from December 2015 until March 2016. Mr. Nosta served as a research associate at Harvard University Medical School from 1980 to 1981 and has co-authored several papers with global thought-leaders in the field of cardiovascular physiology, with a focus on acute myocardial infarction, ventricular arrhythmias and sudden cardiac death. He received a Bachelor of Arts degree from Boston University in 1981. We believe Mr. Nosta’s scientific and pharmaceuticals industry background qualifies him to serve on our Board of Directors.

Eric Zaltas joined us as a director in December 2018 and is currently founder and Chief Executive Officer of Pivot Nutrition LLC, a startup company focusing on researching, developing and distributing products for a number of brands targeted at athletes. Prior to that, Mr. Zaltas was Vice President of R&D and Commercialization at Premier Nutrition Corporation, a division of Post Holdings, Inc. from 2014 to 2018.  At Premier, he led the integration of the R&D teams, pipelines and innovation processes for both the Premier and incoming PowerBar(r) teams.  Prior to that, he led the transition of the PowerBar(r) brand after the sale of Nestle S.A.’s Performance Nutrition portfolio to Post and was General Manager of the brand ad interim.  Mr. Zaltas served as Global Head of R&D for the Performance Nutrition division at Nestle from 2012 to 2014, in Florham Park, NJ and was Global Science Lead for Performance Nutrition at the Nestle Nutrition headquarters in Vevey, Switzerland.  Mr. Zaltas received a B.S. degree in Geophysics from the State University of New York at Stony Brook and an M.S. degree in Human Nutrition from the University of New Haven.  He also received a Diploma in Sports Nutrition from the International Olympic Committee based in Lausanne, Switzerland.  We believe Mr. Zaltas’ expertise in nutrition and extensive industry experience qualify him to serve on our Board of Directors.

There are no family relationships among any of the directors or the executive officers of the Company.

Members of the Scientific Advisory Board

In addition to our Board of Directors, we have formed a Scientific Advisory Board, comprised of scientists and medical professionals who advise us on science and medical health issues, medical conditions and health care trends as they relate to our current and future products. Members of the Scientific Advisory Board provide us with advice, insights, contacts and other assistance based on their extensive knowledge and experience. Specifically, they advise us on: (a) the use of myostatin modulators in the treatment of various disorders including sarcopenia, obesity, muscle repair, anti-aging and longevity therapy, (b) the biological activities of our products and (c) the development of clinical research programs relating to the biomedical activities and benefits of our products. We enter into advisory board agreements with members of the Scientific Advisory Board pursuant to which they are entitled  to receive a fixed number of shares of common stock (which may vary as determined by the Board of Directors), which generally vest over a number of years. The Scientific Advisory Board is currently comprised of the following members: Dr. Robert J. Hariri, Dr. Louis Aronne, Dr. Caroline Apovian and Dr. Neilank Jha.

The experience of each of the members of the Scientific Advisory Board (other than members who are our current directors whose experience is set forth above) is as follows:

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

Biographical information for Dr. Robert Hariri and Dr. Louis Aronne is set forth above in “Directors and Executive Officers.”

Board Meetings

During the fiscal year ended December 31, 2018, the Board held eleven formal meetings. We have no written policy regarding director attendance at annual meetings of stockholders. Our last annual meeting of stockholders was held on December 28, 2018 and six of our directors attended such meeting.

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

Audit Committee and Audit Committee Financial Expert

In April 2014, we established a separately-designated standing Audit Committee in accordance with Section 3(a) (58) (A) of the Exchange Act and the Nasdaq Listing Rules. The Audit Committee is comprised of Victor Mandel (chair), Chris Pechock and Dr. Louis J. Aronne. Our Board has determined that Mr. Mandel qualifies as an audit committee financial expert as defined by the rules of the SEC, based on his education, experience and background. During the fiscal year ended December 31, 2018, the Audit Committee held four formal meetings.

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

Compensation Committee

In April 2014, we established a separately-designated standing Compensation Committee in accordance with the Nasdaq Listing Rules. The Compensation Committee is comprised of Christopher Pechock (chair), John Nosta and Dr. Louis J. Aronne. During the fiscal year ended December 31, 2018, the Compensation Committee held two formal meetings.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to report their initial beneficial ownership and any subsequent changes in that beneficial ownership of our securities to the SEC. Based solely on a review of the copies of the reports furnished to us, we believe that all such reports for the year ended December 31, 2018 were filed on a timely basis.

Item 11.	Executive Compensation.

Summary Compensation Table

The table below sets forth the compensation earned for services rendered to us, for fiscal years indicated, by our executive officers.

Name and Position	Fiscal Year	Salary ($)	Stock Awards ($)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)

Joseph Mannello (1)	2018	23,660	7,353		19,696	50,709
(Chief Executive Officer)	2017	167,400	-	258,000	18,750	444,150

(1)	On August 24, 2017, the board of directors appointed Joseph Mannello as the Company’s permanent Chief Executive Officer,

(2)	Amounts reflect the aggregate grant date fair value of stock option awards computed in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation.” The assumptions used in determining the grant date fair value of these awards for their respective years are set forth in Part IV, Item 15, “Notes to Consolidated Financial Statements: Note 11 – Stock Compensation.”

(3)	The amounts in All Other Compensation column of the Summary Compensation Table reflect the following:

Name	Fiscal Year	Health Insurance Expenses	401(k) Matching Contribution	Total Other Compensation
Joseph Mannello	2018	18,750	946	$19,696
	2017	18,750	-	$18,750

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

Outstanding Equity Awards at 2018 Fiscal Year End

The following table presents, for each of the named executive officers, information regarding outstanding equity awards as of December 31, 2018.

Outstanding Equity Awards
		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)
Joseph Mannello (1)	8/24/2017	225,000	75,000	4.00	8/24/2027	75,000	$300,000

(1)	Mr. Mannello was hired as the Company’s permanent Chief Executive Officer effective September 1, 2017

Director Compensation

The following table summarizes the $181 compensation earned by our directors for the fiscal year ended December 31, 2018. The 127,545 restricted shares were issued on February 1, 2019 based on the stock price as of December 31, 2018 which was $1.42. All compensation was paid in restricted shares – no cash payments were made to our CEO and our non-employee directors as shown in the summary compensation table below.

Name	Share Awards	Market Value (1)
Dr. Robert J. Hariri	10,955	$15,556
Dr. Louis J. Aronne	19,562	27,778
Joseph Mannello	14,085	20,001
Christopher Pechock	29,930	42,501
Victor Mandel	29,930	42,501
John Nosta	23,083	32,778
Total	127,545	$181,115

(1)	The value of awards and stock options equals the aggregate grant date fair value of awards computed in accordance with ASC 718. The assumptions used in determining the grant date fair value of these awards for their respective years are set forth in Part IV, Item 15, “Notes to Consolidated Financial Statements: Note 11 - Stock Compensation.”

The following table summarizes the compensation earned by our non-employee directors for the fiscal year ended December 31, 2017. The total board compensation was $113 of which 50% was paid in cash and 50% in restricted shares in January 2018. The Company issued 47,794 restricted shares based on the stock price as of December 31, 2017 which was $1.36. All compensation paid to our directors is included under the summary compensation table below.

Name	Share Awards	Cash Paid (1)
Dr. Robert J. Hariri	7,353	$10,000
Dr. Louis J. Aronne	9,191	12,500
Joseph Mannello	7,353	10,000
Christopher Pechock	11,949	16,250
Victor Mandel	10,110	13,750
John Nosta	9,191	12,500
Total	55,147	$75,000

(1)	The value of awards and stock options equals the aggregate grant date fair value of awards computed in accordance with ASC 718. The assumptions used in determining the grant date fair value of these awards for their respective years are set forth in Part IV, Item 15, “Notes to Consolidated Financial Statements: Note 11 - Stock Compensation.” These share awards and cash payments were made in January 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of March 26, 2019 by:

●	each person known by us at that date to be the beneficial owner of more than 5% of the outstanding shares of our based solely on Schedule 13D/13G filings with the SEC;

●	each of our executive officers and directors at such date; and

●	all of our executive officers and directors at such date, as a group.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them. As of March 27, 2019, there were 9,165,578 shares of our common stock outstanding.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Class
RENS Technology Inc. & Ren Ren (2)	1,897,568	20.7%
David Matlin	1,060,866	11.6%
Joseph Mannello (3)	1,014,211	11.1%
Dr. Robert J. Hariri (4)	434,308	4.7%
Christopher Pechock (5)	340,657	3.7%
Victor Mandel (6)	102,061	1.1%
Dr. Louis J. Aronne (7)	84,453	*
John Nosta	32,274	*
Eric Zaltas	-	-
Directors and officers as a group (8 persons)	3,905,531	42.6%

* Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o MYOS RENS Technology Inc., 45 Horsehill Road, Suite 106, Cedar Knolls, New Jersey 07927.

(2)	Includes 18,182 shares of common stock, 4,386 shares issuable upon exercise of vested stock options as well as sole voting and investment control over the 1,875,000 securities held by RENS Technology Inc. which includes 375,000 shares issuable upon exercise of a vested warrant.

(3)	Includes 689,210 shares of common stock, 100,001 shares issuable upon exercise of warrants and 225,000 shares issuable upon exercise of vested stock options.

(4)	Includes 282,058 shares of common stock including 166,000 shares held by Hariri Family Ltd. Partnership and 152,250 shares issuable upon exercise of vested stock options.

(5)	Includes 261,157 shares of common stock, 75,000 shares issuable upon exercise of warrants and 4,500 shares issuable upon exercise of vested stock options.

(6)	Includes 79,055 shares of common stock and 23,006 shares issuable upon exercise of warrants.

(7)	Includes 50,953 shares of common stock and 33,500 shares issuable upon exercise of vested stock options.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The following is a description of the transactions we have engaged in during the year ended December 31, 2018 and through the date of this Report, with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates.

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

In October 2016, the Company received a purchase order from RENS Agriculture to purchase $118 of our product. We received a 50% deposit in November 2016 in order to manufacture the product. The goods were shipped in January 2017 and received in China in March 2017. We have not received payment for the order to date. As a result of the ongoing litigation, the Company recorded an allowance for bad debt of $59 related to the receivable due from RENS Agriculture. The receivable and allowance for bad debt has been written off as of December 31, 2018.

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

In August 2017 the Company amended its complaint, repeating most of the initial claims but added several additional claims against RENS Agriculture, Mr. Ren and two additional Chinese defendants, including a claim against RENS Agriculture for breaching the exclusive distribution agreement, as well as claims against all defendants for theft and misappropriation of our confidential proprietary information and trade secrets, breach of fiduciary duty and duty of loyalty, misappropriation of corporate opportunity, unfair competition and a number of other torts. We are seeking damages and injunctive relief. The Purchaser has filed a motion to dismiss the amended complaint which is still pending and scheduled for oral argument in the second quarter of 2019.

On August 16, 2017, the Purchaser commenced an action in the District Court of Clark County in the State of Nevada against us and Joseph Mannello, our then interim Chief Executive Officer, alleging that Mr. Mannello had breached his fiduciary duties and was grossly negligent in managing our company. The action seeks monetary damages and injunctive relief from Mr. Mannello as well as the appointment of a receiver over us. Subsequently, the Purchaser submitted a petition to appoint a receiver and we and Mr. Mannello submitted a motion to dismiss the action, both of which are currently pending and are due to be heard sometime in 2019. An application on consent to adjourn the hearing date on the receiver application and motion to dismiss is pending.

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

For fiscal years ended December 31, 2018 and December 31, 2017, WithumSmith+Brown, PC, served as our principal accountant.

Audit Fees. Audit fees consist of fees for professional services rendered for the annual audits of our financial statements, quarterly reviews of financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements. Audit fees billed by WithumSmith+ Brown, PC for the fiscal years ended December 31, 2018 and December 31, 2017 were approximately $132,250 and $108,000 respectively.

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

Tax Fees. Tax services consist of fees for the preparation of federal and state tax returns. Tax fees estimated to be billed by for the fiscal year ended December 31, 2018 are $10,000. Tax fees paid to WithumSmith+Brown, PC in 2017 for the tax return related to the fiscal year ended December 31, 2017 were $10,700.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Financial Statements and Schedules

Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by
Exhibit		Reference		Filing
Number	Exhibit Description	Form	Exhibit	Date

3.1	Articles of Incorporation	SB-2	3(a)	6/27/2007
3.2	Amended and Restated Bylaws	8-K	3.1	1/11/2017
3.3	Certificate of Amendment to Articles of Incorporation, dated June 8, 2010	14C	A	6/09/2010
3.4	Articles of Merger, dated May 15, 2012	8-K	3.1	5/21/2012
3.5	Certificate of Change Pursuant to Nevada Revised Statutes 78.209, dated February 4, 2014	8-K	3.1	2/10/2014
3.6	Certificate of Amendment to Articles of Incorporation, dated December 22, 2014	8-K	3.1	12/23/2014
3.7	Certificate of Amendment to the Articles of Incorporation, dated March 8, 2016	8-K	3.1	3/8/2016
3.8	Articles of Merger, dated March 17, 2016	8-K	3.1	3/22/2016
3.9	Certificate of Designation of Series A Preferred Stock	8-K	3.1	2/14/2017
4.1	Form of Series B Warrant	8-K	4.1	1/28/2014
4.2	Form of Series C Warrant	10-K	4.3	3/27/2015
4.3	Form of Series E Warrant	10-K	4.5	3/27/2015
4.4	Form of Warrant Exercise Agreement, dated May 18, 2015	8-K	4.1	5/19/2015
4.5	Form of RENS Warrant	8-K	4.1	12/22/2015
4.6	Rights Agreement dated as of February 14, 2017 between the Company and Island Stock Transfer	8-K	4.1	2/14/2017
10.1	Intellectual Property Purchase Agreement, dated February 25, 2011, by and among the Company, Atlas Acquisition Corp. and Peak Wellness, Inc.	8-K	10.1	3/3/2011
10.2	Intellectual Property Assignment Agreement, dated February 25, 2011, by and among Atlas Acquisition Corp. and Peak Wellness, Inc.	8-K	10.6	3/3/2011
10.3	Employment Agreement, dated as of August 24, 2017, by and between Joseph Mannello and the Company	8-K	10.1	8/28/2017

10.4	Form of Advisory Board Agreement	S-1	10.6	8/6/2012
10.5	Commercial Lease, dated August 1, 2012	S-1	10.1	8/6/2012
10.6	First Amendment to Commercial Lease, dated June 6, 2014	8-K	10.1	6/6/2014
10.7	2012 Equity Incentive Plan, as amended	10-K	10.10	3/27/2018
10.8	Securities Purchase Agreement, dated December 17, 2015, by and between the Company and RENS Technology Inc.	8-K	10.1	12/22/2015
10.9	Exclusive Distribution Agreement, dated December 17, 2015, by and between the Company and RENS Agriculture Science & Technology Co. Ltd.	8-K	10.2	12/22/2015
10.10	Sales Agreement, dated July 24, 2018, between the Company and H.C. Wainwright & Co., LLC	8-K	10.1	7/24/2018
10.11	Form of Securities Purchase Agreement, dated April 25, 2018, between the Company and each of the investors	8-K	10.1	4/25/2018
10.12	Promissory Note, dated August 30, 2018	10-Q	10.1	11/13/2018
21.1	Subsidiaries of the Registrant	10-K	21.1	3/30/2016
23.1*	Consent of WithumSmith+Brown, PC, Independent Registered Public Accounting Firm
31.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Furnished herewith

Item 16.	Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MYOS RENS Technology Inc.

Date: March 27, 2019	By:	/s/ Joseph Mannello
	Name:	Joseph Mannello
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title(s)	Date

/s/ Dr. Robert J. Hariri	Chairman of the Board	March 27, 2019
Dr. Robert J. Hariri

/s/ Joseph Mannello	Chief Executive Officer and Director	March 27, 2019
Joseph Mannello	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Dr. Louis Aronne	Director	March 27, 2019
Dr. Louis Aronne

/s/ Christopher Pechock	Director	March 27, 2019
Christopher Pechock

/s/ Victor Mandel	Director	March 27, 2019
Victor Mandel

/s/ John Nosta	Director	March 27, 2019
John Nosta

	Global Chairman	March 27, 2019
Ren Ren

/s/ Eric Zaltas	Director	March 27, 2019
Eric Zaltas

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MYOS RENS Technology Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MYOS RENS Technology Inc., (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the entity has suffered recurring losses from operations, has experienced cash used from operations in excess of its current cash position, and has an accumulated deficit, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Adoption of Revenue Recognition Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition for the year ended December 31, 2018 using the modified retrospective approach, pursuant to the guidance in ASU No. 2014-09, Revenue from Contracts with Customers.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

WithumSmith+Brown, PC

We have served as the Company’s auditor since 2016.

East Brunswick, New Jersey

March 27, 2019

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$15	$923
Accounts receivable, net	78	4
Other current asset	1,124	-
Inventories, net	1,676	1,779
Prepaid expenses	10	113
Total current assets	2,903	2,819

Other asset	50	50
Deferred offering costs	108	102
Fixed assets, net	149	184
Intangible assets, net	1,245	1,640
Total assets	$4,455	$4,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$236	$176
Accrued expenses and other current liabilities	383	255
Related party promissory note payable and accrued interest	1,015	-
Total current liabilities	1,634	431

Total liabilities	1,634	431

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 500,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 12,000,000 shares authorized at December 31, 2018 and 2017; 7,481,723 and 6,340,604 shares issued and outstanding at December 31, 2018 and 2017, respectively	8	6
Additional paid-in capital	37,880	36,202
Accumulated deficit	(35,067)	(31,844)
Total stockholders’ equity	2,821	4,364
Total liabilities and stockholders’ equity	$4,455	$4,795

See accompanying Notes to Consolidated Financial Statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2018	2017

Net revenues	$360	$526
Cost of sales	248	308
Gross profit	112	218
Operating expenses:
Selling, marketing and research	894	822
Personnel and benefits	1,718	1,450
General and administrative	1,829	2,014
Total operating expenses	4,441	4,286
Operating loss	(4,329)	(4,068)
Other (expense) income:
Other (expense) income	(2)	12
Interest expense	(16)	(2)
Total other (expense) income	(18)	10
Loss before income taxes	(4,347)	(4,058)

Income tax benefit	1,124	-
Net loss	$(3,223)	$(4,058)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.45)	$(0.69)

Weighted average number of common shares outstanding:
Basic and diluted	7,139,312	5,875,239

See accompanying Notes to Consolidated Financial Statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional		Total
	Shares	Amount $.001 par	paid-in capital	Accumulated deficit	stockholders’ equity
Balance at January 1, 2017	5,344,372	$5	$33,099	$(27,786)	$5,318
Proceeds from issuance of common stock, net	1,000,000	1	2,943	-	2,944
Shares forfeited by employees and directors	(3,768)	-	-	-	-
Share-based compensation expense	-	-	160	-	160
Net loss	-	-	-	(4,058)	(4,058)
Balance at December 31, 2017	6,340,604	6	36,202	(31,844)	4,364
Proceeds from issuance of common stock, net	1,077,972	1	1,443	-	1,444
Shares issued to employees, directors and consultants	63,147	1	85	-	86
Share-based compensation expense	-	-	150	-	150
Net loss	-	-	-	(3,223)	(3,223)
Balance at December 31, 2018	7,481,723	8	37,880	(35,067)	2,821

See accompanying Notes to Consolidated Financial Statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(3,223)	$(4,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	35	51
Amortization	395	267
Provision for inventory reserve	25	2
Bad debt expense	-	59
Share-based compensation	235	160
Deferred offering costs	97	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(74)	(55)
Increase in other current asset	(1,124)	-
Decrease in inventories	78	81
Decrease (increase) in prepaid expenses	103	(78)
Decrease in deferred revenue	-	(56)
Decrease in accounts payable and accrued expenses	203	(156)
Net cash used in operating activities	(3,250)	(3,783)

Cash Flows From Investing Activities:
Purchases of fixed assets	-	(2)
Net cash used in investing activities	-	(2)

Cash Flows From Financing Activities:
Proceeds from registered direct offering of common stock, net of costs	1,450	2,944
Deferred offering costs from at-the-market transaction	(108)	(102)
Proceeds from related party promissory note payable	1,000	-
Net cash provided by financing activities	2,342	2,842

Net decrease in cash	(908)	(943)
Cash at beginning of year	923	1,866
Cash at end of year	$15	$923

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1	$2

Supplemental schedule of non-cash investing and financing activities:
Recognition of deferred offering costs as a reduction of equity in connection with the at-the-market offering	$6	$23

See accompanying Notes to Consolidated Financial Statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND LIQUIDITY

Nature of Operations

MYOS RENS Technology Inc. is an emerging company focused on the discovery, development and commercialization of advanced nutrition products that improve muscle health and performance. The Company was incorporated under the laws of the State of Nevada on April 11, 2007. On March 17, 2016, the Company merged with its wholly-owned subsidiary and changed its name from MYOS Corporation to MYOS RENS Technology Inc. As used in these financial statements, the terms “the Company”, “MYOS”, “our”, or “we”, refers to MYOS RENS Technology Inc. and its subsidiary, unless the context indicates otherwise. On February 25, 2011, the Company entered into an agreement to acquire the intellectual property for Fortetropin®, our proprietary active ingredient from Peak Wellness, Inc. The Company’s activities are subject to significant risks and uncertainties.

Our commercial focus is to leverage our clinical data to develop multiple products to target the large, but currently underserved, markets focused on muscle health. The sales channels through which we sell our products are evolving. The first product we introduced was MYO-T12, which was sold in the sports nutrition market. MYO-T12 is a proprietary formula containing Fortetropin® and other ingredients. The formula was sold under the brand name MYO-T12 and later as MYO-X through an exclusive distribution agreement with Maximum Human Performance, or MHP. The distribution agreement was terminated in March 2015 and there have been no subsequent sales to MHP since.

In February 2014, we expanded our commercial operations into the age management market through a distribution agreement with Cenegenics Product and Lab Services, LLC (“Cenegenics”), under which Cenegenics distributed and promoted a proprietary formulation containing Fortetropin® through its age management centers and its community of physicians focused on treating a growing population of patients focused on proactively addressing age-related health and wellness concerns. The distribution agreement with Cenegenics expired in December 2016. The Company recorded $200 of net sales for the year ended December 31, 2017 to Cenegenics. There were no sales to Cenegenics in 2018. As of the filing date of this report we have not received any new sales orders from Cenegenics.

In April 2015 we launched Rē Muscle Health, our own direct-to-consumer brand with a portfolio of muscle health bars, meal replacement shakes and daily supplement powders each powered by a full 6.6 gram single serving dose of Fortetropin®. Rē Muscle Health products were sold through our e-commerce website, remusclehealth.com, and amazon.com until March 2017 when the product line was discontinued. The Company recorded $22 of net sales for the year ended December 31, 2017 of Rē Muscle Health products and no sales for the year ended December 31, 2018. Any remaining inventory was written off in the year ended December 31, 2018.

In May 2016, we launched Physician Muscle Health Formula, a proprietary formulation containing Fortetropin® and sold directly to physicians to give to their patients who are focused on wellness. The Company recorded $24 of net sales of Physician Muscle Health Formula for the year ended December 31, 2018, and December 31, 2017, respectively. Any remaining expired inventory was written off in the year ended December 31, 2018.

In March 2017 we launched Qurr®, a Fortetropin®-powered product line of flavored puddings, powders, and shakes for daily use formulated to support the vital role of muscle in overall well-being as well as in fitness. Our Qurr® line of muscle-focused over-the-counter products are available through a convenient, direct-to-consumer e-commerce platform. All Qurr® products contain Fortetropin®, our proprietary ingredient which has been clinically demonstrated to help increase muscle size and lean body mass in conjunction with resistance training. The Company recorded $175 of net sales for the year ended December 31, 2018 and $164 of net sales for the year ended December 31, 2017 for our Qurr® product line. Any remaining expired inventory was written off in the year ended December 31, 2018.

In March 2018, we launched Yolked®, a Fortetropin®-powered product which is NSF Certified for Sports, and developed and marketed to collegiate and professional athletes who want to increase their muscle size and performance with an all-natural advanced nutrition product. The Company recorded $117 of net sales for the year ended December 31, 2018 for our Yolked® product line.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

In June 2018, we launched our Fortetropin® based pet product Myos Canine Muscle Formula® (“MCMF”). Two veterinarian hospitals had previously performed some informal observational studies with older dogs experiencing muscle atrophy and saw positive results after taking our pet product. We believe that the positive feedback received from the veterinarian community, together with the positive results from our Kansas State University study, will enable us to grow our pet business product line. The Company recorded $44 of net sales for the year ended December 31, 2018 of MCMF.

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

Strategic Investment Transaction

On December 17, 2015, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with RENS Technology Inc. (the “Purchaser”), pursuant to which the Purchaser agreed to invest $20.25 million in the Company in three tranches (the “Financing”) in exchange for an aggregate of 3,537,037 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”). In the first tranche which closed on March 3, 2016 the Purchaser acquired 1,500,000 Shares and a warrant to purchase 375,000 shares of Common Stock (the “Initial Warrant”) for $5.25 million. On August 19, 2016, the Purchaser notified the Company that it did not intend to fulfill its obligation to fund the second tranche of the Financing in accordance with terms of the Purchase Agreement.

On January 6, 2017, in connection with the financing contemplated by a securities purchase agreement with RENS Technology Inc. (the “Purchaser”), the Company commenced an action in the Supreme Court of New York, County of New York (the “Court”), against the Purchaser, RENS Agriculture, the parent company of the Purchaser, and Ren Ren, a principal in both entities and one of our directors, arising from the Purchaser’s breach of the aforementioned agreement. See Note 15 – legal PROCEEDINGS.

Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which contemplates continuation of the Company as a going concern. The Company has suffered recurring losses from operations and incurred a net loss of approximately $3,223 for the year ended December 31, 2018 and $4,058 for the year ended December 31, 2017.

The Company has historically recorded minimal sales during the past eighteen (18) consecutive quarters. In June 2018, the Company launched a Fortetropin® based pet product called Myos Canine Muscle Formula®. In March 2018, the Company launched Yolked® TM, a new sports nutrition product line. In March 2017, the Company launched Qurr®, a Fortetropin® powered product line to support the vital role of muscle in overall well-being.

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

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

At-the-Market Offering

On February 21, 2017, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) which established an at-the-market equity program pursuant to which the Company may offer and sell up to $6.0 million of its shares of common stock from time to time through H.C. Wainwright. The Company incurred $125 of deferred offering costs in connection with this program which were originally recorded as a long term other asset on the Company’s consolidated balance sheets. Since this sales agreement expired by June 30, 2018 the remaining deferred offering costs of $96 were recognized and recorded within the accompanying consolidated statements of operations as general and administrative expenses for the year ended December 31, 2018.

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

On July 24, 2018, the Company entered into a new sales agreement with H.C. Wainwright which established a new at-the-market equity program pursuant to which the Company may offer and sell up to $1.6 million shares of common stock from time to time through H.C. Wainwright. The Company incurred $108 of deferred offering costs in connection with this program as of December 31, 2018 which was recorded as a long term other asset on the Company’s consolidated balance sheets. The deferred offering costs will be reflected as a reduction in equity as the Company incurs sales of its stock pursuant to this program. Management continues to evaluate the ongoing progress of this program and its related outstanding deferred offering costs.

Subsequent to year end on January 15, 2019, the Company sold 32,489 shares of common stock for $2.00 per share for gross proceeds of $65 in an at-the-market offering. As of the filing date of this Form 10-K, a total of 804,009 shares were sold under this program for aggregate gross proceeds of $1,609.

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

Pursuant to the Note, on August 30, 2018, the Lender advanced $500 of funds to the Company. On September 26, 2018, the Lender advanced an additional $250 of funds to the Company. On December 27, 2018, the Lender advanced an additional $250 of funds to the Company.

The Note accrues interest at a rate of 5% per annum and all payments of principal, interest and other amounts under the Note are payable on August 31, 2019 or earlier under certain circumstances. The Company may prepay, in whole or in part, at any time, the principal, interest and other amounts owing under the Note, without penalty. The proceeds of the Note will be used by the Company for general working capital purposes. As of December 31, 2018, the Company accrued $15 of interest expense on the Note.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

The Company has recorded minimal sales to its distributors during the past eighteen consecutive quarters. Management’s estimates, including evaluation of impairment of long-lived assets and inventory reserves are based in part on forecasted future results. A variety of factors could cause actual results to differ from forecasted results and these differences could have a significant effect on asset carrying amounts.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At December 31, 2018 and 2017, the Company had no cash equivalents. The Company maintains its bank accounts with high credit quality financial institutions and has never experienced any losses related to these bank accounts. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its financial institutions. As part of our ongoing liquidity assessments management evaluates our cash, cash equivalents. The amount of funds held in bank can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities so the Company may at times have exposure to cash in excess of FDIC insured limits.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Concentrations of Credit Risk, Significant Customers and Significant Supplier

Management regularly reviews accounts receivable, and if necessary, establishes an allowance for doubtful accounts that reflects management’s best estimate of amounts that may not be collectible based on historical collection experience and specific customer information. Accounts receivable is non-interest bearing. Credit is issued to customers without collateral. If an account becomes delinquent management will review if a write off is appropriate. Expense recognized as a result of an allowance for doubtful accounts is classified under selling, general and administrative expenses in the consolidated statements of operations.

As part of our ongoing liquidity assessments, management evaluates our cash and cash equivalents. The amount of funds held in the bank can fluctuate due to the timing of receipts and payments during the ordinary course of business and other reasons, such as business-development activities. The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the FDIC. Management monitors the soundness of these institutions to minimize the Company’s risk. As a result, the Company may have exposure to cash in excess of FDIC insured limits.

For the year ended December 31, 2018, the Company had a concentration of revenue with one major customer accounting for 21% of total revenue. For the year ended December 31, 2017, the Company had a concentration of revenue with one major customer accounting for 38 percent of total revenue. A loss of a major customer could have a material adverse effect on future operating results.

As of December 31, 2018, accounts receivable from this major customer amounted to approximately 99% of total accounts receivable. For the year ended December 31, 2017 there were no receivables from a major customer. Failure to collect these receivables could have a material adverse effect on our future operating results.

For the years ended December 31, 2018 and 2017, the Company purchased its raw material from one third party supplier. The Company believes alternative suppliers could be located in the event of a disruption in availability of goods from this supplier.

The Company had the following concentrations of accounts receivable with customers:

	December 31,
	2018	2017
Direct-to-consumer	$78	$4
Related party sale	-	59
Subtotal	78	63
Allowance for doubtful accounts	-	(59)
Accounts receivable, net	$78	$4

The Company had the following concentrations of revenues with customers:

	December 31,
	2018	2017
Cenegenics	-	38%
Vitamin Shoppe	21%	-

Inventories, net

Inventories are valued at the lower of cost or net realizable value, with cost determined on a first in, first-out basis. Each quarter the Company evaluates the need for a change in the inventory reserve based on sales and expiration dates of products. As of December 31, 2018, all expired product had been fully reserved and removed from inventory.

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

We review our fixed assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. If the assets are determined to be unrecoverable, an impairment loss is calculated by determining the difference between the carrying values and the estimated fair value. We did not consider any of our fixed assets to be impaired during the years ended December 31, 2018 and 2017.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering not be completed, deferred offering costs are charged to operations during the period in accordance with SEC guidance. Since the February 21, 2017 sales agreement expired by June 30, 2018, the remaining deferred offering costs of $96 on the Company’s consolidated balance sheets were recognized and recorded within the Company’s consolidated statements of operations as general and administrative expenses for the year ended December 31, 2018.

On July 24, 2018, the Company entered into a new sales agreement, incurring $108 of deferred offering costs as of December 31, 2018 which was recorded as a long term other asset on the accompanying consolidated balance sheet.

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

In July 2014, the Company acquired the United States patent application for the manufacture of Fortetropin® from Deutsches Institut fur Lebensmitteltechnik e.V. – the German Institute for Food Technologies (“DIL”). The cost of the patent application, which was capitalized as an intangible asset, was determined to be $101, based on the present value of the minimum guaranteed royalty payable to DIL using a discount rate of 10%. The intangible asset is being amortized over an estimated useful life of ten (10) years.

In March 2017, the Company launched a new product line Qurr® and a related website qurr.com. The Company capitalized $380 of the costs to build the website in accordance with U.S. GAAP and initially amortized this asset over 60 month’s useful life to March 2022. As of December 31, 2018 the company accelerated the amortization of this asset to December 31, 2019 to mirror the expiration date of the remaining Qurr® in its inventory.

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

Intangible assets at December 31, 2018 and December 31, 2017 consisted of the following:

	December 31,	December 31,
	2018	2017
Intangibles with finite lives:
Intellectual property	$2,101	$2,101
Website - qurr.com	380	380
Less: accumulated amortization - intellectual property	(994)	(784)
Less: accumulated amortization - website	(242)	(57)
Total intangibles with finite lives	1,245	1,640
Intangibles with indefinite lives	-	-
Total intangible assets, net	$1,245	$1,640

Amortization expense related to intangible assets for the years ended December 31, 2018 and 2017 was $395 and $267.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

Based on eighteen consecutive quarters of minimal revenues combined with changes in the sales channels through which the Company sells its products and an inability to predict future orders, if any, we tested the intellectual property for impairment in the fourth quarter of 2018 and determined that the asset value was recoverable and therefore no impairment was recognized. We did not have any impairment losses recorded during the years ended December 31, 2018 and 2017, respectively.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense for intangible assets is estimated to be as follows:

(In thousand $)
Years Ended December 31,	Amount
2019	$345
2020	200
2021	200
2022	200
2023	200
2024	100
Total	$1,245

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

December 31, 2018

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

Disaggregation of Revenue

Our net revenues by product type are presented below for the year ended December 31, 2018 and 2017.

	Twelve-month Period
Product Type	December 31, 2018	December 31, 2017
Qurr® (1)	$175	$164
Yolked® (2)	117	-
Myos Canine Muscle Formula® (3)	44	-
Physician Muscle Health Formula (4)	24	24
Cenegenics (5)	-	200
Egg Yolk Powder (6)	-	116
Rē Muscle Health (6)	-	22
Total Net Revenues	$360	$526

(1)	Qurr® product was launched in March 2017
(2)	Yolked® product was launched in March 2018
(3)	Myos Canine Muscle Formula® was launched in June 2018
(4)	Physician’s Muscle Health Formula was launched in May 2016
(5)	Cenegenics is a Fortetropin® based product we produce as a private label as it is ordered.
(6)	Egg Yolk Powder and Rē Muscle Health products were no longer available after 2017

Advertising

The Company charges the costs of advertising to sales and marketing expenses as incurred. Advertising and marketing costs were $308 and $267 for the years ended December 31, 2018 and 2017, respectively. For the year ended December 31, 2018, advertising costs consisted primarily of marketing costs for our new products Yolked® and Myos Canine Muscle Formula®. For the year ended December 31, 2017, advertising costs consisted primarily of marketing costs for our Qurr® line of products.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Shipping and Handling Costs

The Company records costs for the shipping and handling of products to our customers in cost of sales. These expenses were $48 and $37 for the years ended December 31, 2018 and 2017, respectively.

Research and Development

Research and development expenses consist primarily of the cost of manufacturing our product for clinical study, the cost of conducting clinical studies and the cost of conducting preclinical and research activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are initially capitalized and are then recognized as an expense as the related goods are consumed or the services are performed. During the years ended December 31, 2018 and 2017, the Company incurred research and development expenses of $417 and $240 respectively. These included payments to DIL for research of $150 and $210 for the years ended December 31, 2018 and 2017.

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

A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement. At December 31, 2018 and 2017, the Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities. Due to their short-term nature, the carrying amounts of the Company’s financial instruments approximated their fair values.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Basic and Diluted Loss per Share

Basic net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potential dilutive securities outstanding had been issued. The Company uses the “treasury stock” method to determine the dilutive effect of common stock equivalents such as options, warrants and restricted stock. For the years ended December 31, 2018 and 2017, the Company incurred a net loss. Accordingly, the Company’s common stock equivalents were anti-dilutive and excluded from the diluted net loss per share computation.

The aggregate number of potentially dilutive common stock equivalents outstanding at December 31, 2018 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 1,083,082, which includes warrants to purchase an aggregate 821,202 shares of common stock, options to purchase an aggregate of 261,880 shares of common stock and rights under the Rights Agreement.

The aggregate number of potentially dilutive common stock equivalents outstanding at December 31, 2017 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 1,067,332, which includes warrants to purchase an aggregate 821,202 shares of common stock, options to purchase an aggregate of 244,880 shares of common stock, and unvested restricted stock awards of 1,250 shares of common stock.

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

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act contains several key provisions including, among other things, reducing the U.S. federal corporate tax rate from thirty-five percent to twenty-one percent. Changes in tax law are accounted for in the period of enactment. In addition, Federal net operating losses (“NOL”) generated during future periods will be carried forward indefinitely, but will be subject to an eighty percent utilization against taxable income. The carryback provision has been revoked for NOL after January 1, 2018.

Interest costs and penalties related to income taxes are classified as interest expense and operating expenses, respectively, in the Company’s financial statements. For the years ended December 31, 2018 and 2017, the Company did not recognize any interest or penalty expense related to income taxes. The Company files income tax returns in the U.S. federal jurisdiction and states in which it does business.

The Company continues to evaluate the impact of the Tax Act and analyze additional guidance.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance improves and clarifies the fair value measurement disclosure requirement of ASC 820. The new disclosure requirements include the changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurement held at the end of reporting period and the explicit requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The other provisions of ASU 2018-13 also include eliminated and modified disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019 with early adoption permitted, including in an interim period for which financial statements have not been issued or made available for issuance. The Company has evaluated the impact of early adoption of this ASU and determined that it will not have a significant impact on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new guidance expands the scope of Topic 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations, and supersedes the guidance in ASC 505-50, Equity-Based Payments to Non-Employees. The most significant change resulting from this update is that stock-based awards granted to non-employees will no longer need to be re-measured at fair value at each financial reporting date until performance is complete, as these awards will be measured at fair value at the grant date. The guidance is effective January 1, 2019 with early adoption permitted, including in an interim period for which financial statements have not been issued. The Company has evaluated the impact of early adoption of this ASU and determined that it will not have a significant impact on its consolidated financial statements.

In March 2018, the FASB issued ASU 2018-5 – Income Taxes (Topic 740): Amendments to SEC Paragraphs pursuant to SEC Staff Accounting Bulletin No. 118. This ASU provided guidance related to Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses the accounting implications of the Tax Act. SAB 118 allows a company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date and was effective upon issuance. We have analyzed the Tax Act, and in certain areas, have made reasonable estimates of the effects on our consolidated financial statements and tax disclosures.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

In September 2017, the FASB issued ASU No. 2017-13, Revenue from Contracts with Customers which amended FASB Accounting Standards Codification® (ASC) by creating Topic 606, Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.

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

The adoption of Topic 606 is required for public entities for reporting periods beginning after December 15, 2017. The Company has adopted the provisions of this ASU for its fiscal year beginning January 1, 2018 using the modified retrospective transition method. This method involves application of the new guidance to either: (a) all contracts at the date of initial application or (b) only contracts that are not completed at the date of initial application. Under this method, if necessary, a cumulative effect adjustment is recognized as of the date of initial application. The adoption of ASU 2014-09 did not have an impact on the Company, therefore, no cumulative effect adjustment was required.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718). The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This update is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. This accounting guidance was effective for us beginning January 1, 2018. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2017-09 did not have a significant impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will continue to primarily depend on its classification as a finance or operating lease. However, unlike current U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 also requires disclosures about the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. ASU 2016-02 is effective beginning January 1, 2019, with early application permitted. In July 2018, the FASB issued ASU No. 2018-11, which provides targeted improvements to the new lease standard, including an option to apply the transition provisions at its adoption date instead of at the earliest comparative period presented in its financial statements. We have evaluated the adoption of ASU 2016-02 and determined that the standard did not have a significant impact on the Company’s consolidated financial statements.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 4 – INVENTORIES, NET

Inventories, net at December 31, 2018 and 2017 consisted of the following:

(In thousands $)	December 31, 2018	December 31, 2017
Raw materials	$1,769	$2,223
Work in process	37	64
Finished goods	135	203
	1,941	2,490
Less: inventory reserves	(265)	(711)
Inventories, net	$1,676	$1,779

NOTE 5 – FIXED ASSETS

Fixed assets at December 31, 2018 and 2017 consisted of the following:

(In thousands $)	December 31, 2018	December 31, 2017
Furniture, fixtures and equipment	$116	$116
Computers and software	68	68
Leasehold improvements	239	239
Other	7	7
Total fixed assets	430	430
Less: accumulated depreciation and amortization	(281)	(246)
Net book value of fixed assets	$149	$184

Depreciation expense was $35 and $51 for the years ended December 31, 2018 and 2017, respectively. Repairs and maintenance costs are expensed as incurred.

NOTE 6 – PREPAID EXPENSES

Prepaid expenses consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses at December 31, 2018 and 2017 consisted of the following:

(In thousands $)	December 31, 2018	December 31, 2017
Prepaid insurance	$-	$88
Prepaid consulting and other	10	25
Total prepaid expenses	$10	$113

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of estimated future payments that relate to the current and prior accounting periods. Management reviews these estimates regularly to determine their reasonableness. Accrued expenses and other current liabilities at December 31, 2018 and 2017 consisted of the following:

(In thousands $)	December 31, 2018	December 31, 2017
Professional fees	$85	$151
Accrued board compensation	181
Research and development	91	-
Insurance premium financing	-	66
Deferred rent	10	19
Other accrued expenses	16	19
Total accrued expenses	$383	$255

NOTE 8 – RELATED PARTY PROMISSORY NOTE AND ACCRUED INTEREST

In August 2018 the Company issued an unsecured promissory note (the “Note”) in the principal amount of $750 in favor of Joseph Mannello, the Company’s chief executive officer (the “Lender”). This Note was approved by the Company’s board of directors (the “Board”). Pursuant to the Note, on August 30, 2018, the Lender advanced $500 of funds to the Company. On September 26, 2018, the Lender advanced an additional $250 of funds to the Company. On November 13, 2018, the Company amended and restated the Note to increase the maximum amount that may be drawn down under the Note from $750 to $1,000. On November 19, 2018, the Lender advanced an additional $250 of funds to the Company. As of December 31, 2018 the Company recorded $1,000 as a liability on the consolidated balance sheets.

The Note accrues interest at a rate of 5% per annum and all payments of principal, interest and other amounts under the Note are payable on August 31, 2019 or earlier under certain circumstances. The Company may prepay, in whole or in part, at any time, the principal, interest and other amounts owing under the Note, without penalty. The proceeds of the Note will be used by the Company for general working capital purposes. As of December 31, 2018 the Company accrued $15 of interest expense on the Note.

Subsequent to year end, on March 20, 2019, the Company entered into a securities purchase agreement with a group of accredited investors, including two members of the Company’s board of directors, in a private placement for aggregate gross proceeds of $2.1 million, which includes the conversion of $250 of the principal amount of a $1.0 million promissory note previously issued by the Company to its chief executive officer.

Note 9 – Stockholders’ Equity

Preferred Stock Rights

Effective February 14, 2017, the Board declared a dividend of one Right for each of the Company’s issued and outstanding shares of common stock. The Rights were granted to the stockholders of record at the close of business on February 24, 2017. Each Right entitles the registered holder, upon the occurrence of certain events specified in the Rights Agreement, to purchase from the Company one one-thousandth of a share of the Company’s Series A Preferred Stock at a price of $7.00, subject to certain adjustments. The Rights are not exercisable until the occurrence of certain events, including a person acquiring or obtaining the right to acquire beneficial ownership of 10% or more of the Company’s outstanding common stock. The Rights are evidenced by certificates for the common stock and automatically transfer with the common stock unless they become exercisable. If the Rights become exercisable, separate certificates evidencing the Rights will be distributed to each holder of common stock. Holders of the preferred stock will be entitled to certain dividend, liquidation and voting rights. The rights are redeemable by the Company at a fixed price as determined by the Board, after certain defined events.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

As of December 31, 2018, the Rights have no dilutive effect on the earnings per common share calculation and no shares of preferred stock have been issued. The Company has determined that these rights have a de minimis fair value. The description and terms of the Rights are set forth in the Rights Agreement dated as of February 14, 2017 between the Company and Island Stock Transfer, as Rights Agent.

Issuance of Common Stock

The Company has periodically issued common stock in connection with certain private and public offerings. For the years ended December 31, 2018 and 2017 the Company has received aggregate gross proceeds of $1,472 and $3,197 from these offerings:

			Gross
Date	Shares		Proceeds
April 29, 2018	806,452	(1)	$1,000
April 4 – April 23, 2018	131,225	(2)	176
January 19, 2018	140,295	(3)	296
October 31, 2017	500,000	(4)	1,072
February 8, 2017	500,000	(5)	2,125
Total	2,077,972		$4,669

(1)	Shares issued pursuant to a private placement with accredited investors for $1.24 per share.
(2)	Shares of common stock sold for between $1.25 and $1.38 per share in an at-the-market offering.
(3)	Shares of common stock sold for $2.111 per share in an at-the-market offering.
(4)	Shares of common stock sold for $2.144 per share in an at-the-market offering.
(5)	Shares issued pursuant to a registered direct offering with an institutional investor for $4.25 per share.

In addition, the Company issued 55,147 shares of restricted common stock under its 2012 equity incentive plan in January 2018 valued at $65,000 as Board compensation for 2017.

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

At-the-Market Offering

On February 21, 2017, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) which established an at-the-market equity program pursuant to which the Company may offer and sell up to $6.0 million of its shares of common stock from time to time through H.C. Wainwright. The Company incurred $125 of deferred offering costs in connection with this program which were originally recorded as a long term other asset on the Company’s consolidated balance sheets. Since this sales agreement expired by June 30, 2018 the remaining deferred offering costs of $96 were recognized and recorded within the accompanying consolidated statements of operations as general and administrative expenses for the year ended December 31, 2018.

On October 26, 2017, the Company sold 500,000 shares of common stock for $2.144 per share for gross proceeds of $1,072 in an at-the-market offering.

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

December 31, 2018

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

On July 24, 2018, the Company entered into a new sales agreement with H.C. Wainwright which established a new at-the-market equity program pursuant to which the Company may offer and sell shares of common stock from time to time through H.C. Wainwright up to $1.6 million worth. The Company incurred $108 of deferred offering costs in connection with this program as of December 31, 2018 which was recorded as a long term other asset on the Company’s consolidated balance sheets. The deferred offering costs will be reflected as a reduction in equity as the Company incurs sales of its stock pursuant to this program. Management continues to evaluate the ongoing progress of this program and its related outstanding deferred offering costs.

Subsequent to year end on January 15, 2019 the Company sold 32,489 shares of common stock for $2.00 per share for gross proceeds of $65 in an at-the-market offering. On March 19, 2019 the Company sold 78,640 shares of common stock for $1.85 per share for gross proceeds of $145 in an at-the-market offering. As of the filing date of this Form 10-K, a total of 882,649 shares were sold under these programs for aggregate gross proceeds of $1,755.

Private Placement

On April 25, 2018, the Company entered into a securities purchase agreement with private investors providing for the issuance and sale by the Company of 806,452 shares of common stock, in a private placement offering at a purchase price of $1.24 per share, for gross proceeds of $1,000 and net proceeds of $978.

Note 10 – Warrants

The following table summarizes information about outstanding and exercisable warrants at December 31, 2018:

			Shares
		Number of	Underlying	Shares
		Shares	Warrants	Underlying
		Underlying	Exchanged,	Warrants
		Warrants	Exercised	Outstanding		Expiration
		Originally	or	and	Exercise	Term
Description	Grant Date	Granted	or Expired	Exercisable	Price	in years
Series B(1)	January 27, 2014	157,846	-	157,846	$45.00	0.07
Series C(2)	November 19, 2014	145,399	(142,957)	2,442	$12.00	1.38
Repricing Series C(2)	November 19, 2014		142,957	142,957	$9.00	1.38
Repricing Series E(2)	November 19, 2014		142,957	142,957	$9.00	3.38
Rens(3)	March 3, 2016	375,000	-	375,000	$7.00	1.06
		678,245	142,957	821,202

(1)	Issued in connection with the January 27, 2014 private placement transaction.
(2)	Issued in connection with the November 19, 2014 registered-direct public offering, and subsequently revised pursuant to Warrant Exercise Agreements entered into on May 18, 2015.
(3)	Shares issued pursuant to the closing of the first tranche of the financing with RENS Technology Inc.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 11 – STOCK COMPENSATION

Equity Incentive Plan

The Company increased the number of shares available for issuance under its 2012 Equity Incentive Plan (as amended, the “Plan”) from 550,000 to 850,000 in November 2016, which was approved by the Company’s shareholders in December 2016. The plan provides for the issuance of up to 850,000 shares. The Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. As of December 31, 2018, the remaining shares of common stock available for future issuances of awards was 251,260. The Company granted an aggregate of 30,000 options to purchase restricted common stock to certain directors prior to the adoption of the Plan.

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

December 31, 2018

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Stock Options

The following table summarizes stock option activity for the years ended December 31, 2018 and 2017:

			Weighted
		Weighted	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Options	Price	Term (Years)
Balance at December 31, 2016	300,340	$15.09	6.71
Options granted	300,000	4.00
Options forfeited	(38,600)	7.15
Balance at December 31, 2017	561,740	$7.32	5.61
Options granted	57,000	$4.00
Options forfeited	(20,000)	4.00
Balance at December 31, 2018	598,740	$6.76	5.65

The weighted average grant date fair value of stock options granted during 2018 was $1.25. The following table summarizes the assumptions used to value stock options granted in 2018 and 2017 using a Black-Scholes model:

	2018	2017
Risk-free interest rate	2.38%	2.19%
Expected volatility	100%	100%
Expected forfeiture rate	0%	0%
Expected term (years)	6.0	6.0
Expected dividend yield	0%	0%

The risk-free rate is based on the U.S. Treasury rate for a note with a similar term in effect at the time of the grant. The expected volatility is based on the volatility of the Company’s historical stock prices.

At December 31, 2018 and 2017, the exercisable options had no intrinsic value.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

The following table summarizes information about options outstanding and exercisable at December 31, 2018 that were granted under the Plan:

Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Exercise	Options	Remaining	Exercise	Options	Remaining
Price	Outstanding	Contractual Life	Price	Exercisable	Contractual Life
$4.00	337,000	9.00	$4.00	17,000	9.00
$8.60	16,000	5.19	$8.60	16,000	5.19
$10.00	40	3.89	$10.00	40	3.89
$12.10	30,000	5.35	$12.10	30,000	5.35
$12.50	81,700	5.42	$12.50	67,278	5.42
$13.45	2,000	5.47	$13.45	1,000	5.47
$13.50	12,000	5.49	$13.50	10,562	5.49
$17.50	100,000	4.11	$17.50	100,000	4.11
$32.00	15,000	2.54	$32.00	15,000	2.54
$34.50	5,000	2.57	$34.50	5,000	2.57
	598,740			261,880

As of December 31, 2018, 261,880 options have vested and 336,860 options remain unvested. The vesting terms range from 4.5 to 9.0 years and the vested options have a weighted average remaining term of 5.7 years and a weighted average exercise price of $15.7 per share.

Restricted Stock

The following table summarizes restricted stock awards activity for the years ended December 31, 2018 and 2017:

		Weighted
		Average
		Grant Date
	Shares	Share Price
Restricted stock awards unvested at December 31, 2016	53,857	$2.74
Vested	(46,607)	5.17
Forfeited	(6,000)	1.75
Restricted stock awards unvested at December 31, 2017	1,250	1.02
Granted	63,137	1.36
Vested	(64,387)	1.30
Restricted stock awards unvested at December 31, 2018	-	$-

At December 31, 2018, there were no unvested restricted stock awards.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Share-Based Compensation

Share-based compensation was $235 and $160 for the years ended December 31, 2018 and 2017, respectively. Share-based compensation consists of expenses related to the issuance of stock options and restricted stock.

There was no unrecognized compensation expense of stock options and restricted stock at December 31, 2018.

NOTE 12 – INCOME TAXES

Income tax expense for the years ended December 31, 2018 and 2017 is shown as follows:

	December 31,	December 31,
(In thousand $)	2018	2017
Current provision	$(1,124)	$-
Deferred provision	-	-
Total tax provision (benefit)	$(1,124)	$-

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2018 and 2017 are as follows:

	December 31,	December 31,
(In thousand $)	2018	2017
Federal net operating losses	$5,669	$5,029
State net operating losses	31	886
Stock options	646	701
Federal tax credit	190	190
Amortization	198	283
Depreciation	20	(3)
Accrued expenses	4	-
Contributions	10	14
Other	62	194
Total gross deferred tax assets/(liabilities)	6,830	7,294

Less valuation allowance	(6,830)	(7,294)

Net deferred tax assets/(liabilities)	$-	$-

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“Tax Reform Legislation”), which made significant changes to U.S. federal income tax law. The Company expects that certain aspects of the Tax Reform Legislation will positively impact the Company’s future after-tax earnings primarily due to the lower federal statutory tax rate. Beginning January 1, 2018, the Company’s U.S. income will be taxed at a 21 percent federal corporate rate. Further, we are required to recognize the effect of this rate change on our deferred tax assets and liabilities, and deferred tax asset valuation allowances in the period the tax rate change is enacted.

The income tax benefit for the year ended December 31, 2018 differed from the amounts computed by applying the U.S. federal income tax rate of 21% to loss before tax benefit as a result of nondeductible expenses, tax credits generated, utilization of net operating loss carryforwards, increases in the Company’s valuation allowance, and the benefit received from the sale of New Jersey net operating losses.

	December 31,	December 31,
(In thousand $)	2018	2017
Federal statutory tax benefit	$(676)	$(852)
Sale of NJ NOL credits	(1,124)	-
Permanent differences	30	35
Research & development	-	(42)
State taxes	2	1
True up	54	-
Valuation allowance	591	(2,307)
Effective tax rate dollars	$(1,123)	$(3,165)
Effective tax rate percentage	34.74%	77.98%

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

After consideration of the available evidence, both positive and negative, the Company determined that valuation allowances of $6.8 million and $7.3 million at December 31, 2018 and 2017, respectively, were necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

At December 31, 2018 and 2017, the Company had approximately $26.9 million and $23.7 million, respectively, of gross federal net operating loss carry-forwards, respectively. If not utilized, the federal and state net operating loss carry-forwards will begin to expire in 2027. The utilization of such net operating loss carry-forwards and realization of tax benefits in future years depends predominantly upon having taxable income. The Company also has $190 of federal research and development credits which will begin to expire in 2033 if not utilized. In November 2018 the Company received approval to sell a portion of its state net operating losses through the State of New Jersey Economic Development Authority (NJEDA) Technology Business Tax Certificate Program. In January 2019 the Company received net proceeds of $1,124 from the sale of its net operating losses. The Company plans to apply to sell additional net operating losses under the same program in 2019.

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

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2018 there were no uncertain positions. The federal and state income tax returns of the Company for 2014, 2015, 2016 and 2017 are subject to examination by the IRS and state taxing authorities, generally for three years after they are filed. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. There was no income tax related interest and penalties included in the income tax provision for 2018 and 2017.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Note 13 – Commitments and Contingencies

Operating Lease

The Company leases its corporate offices under an operating lease. The term of the lease is five years commencing on January 1, 2015 and expiring on December 31, 2019. The Company has two options to renew its lease for an additional three years each.

At December 31, 2018, the future minimum lease payments under the non-cancellable operating lease in excess of one year is as follows:

(In thousand $)
Years Ended December 31,	Amount
2019	$72
Total	$72

Rent expense including common area maintenance charges and taxes for the years ended December 31, 2018 and 2017 was $79 and $68, respectively.

Defined Contribution Plan

The Company established a 401(K) Plan (the “401(K) Plan”) for eligible employees of the Company effective April 1, 2014. Generally, all employees of the Company who are at least twenty-one years of age and who have completed three months of service are eligible to participate in the 401(K) Plan. The 401(K) Plan is a defined contribution plan that provides that participants may make salary deferral contributions, of up to the statutory maximum allowed by law (subject to catch-up contributions) in the form of voluntary payroll deductions. The Company’s matching contribution is equal to 100 percent on the first four percent of a participant’s compensation which is deferred as an elective deferral. The Company’s aggregate matching contributions were $33 and $26 for the years ended December 31, 2018 and 2017, respectively.

Clinical and Basic Research Programs

The Company invests in research and development activities externally through academic and industry collaborations aimed at enhancing the Company’s products and optimizing manufacturing. At December 31, 2018, the future minimum payments for collaborations with various academic centers is as follows:

Years Ended December 31,	Amount
2019	$91
2020	102
Total	$193

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

The Company agreed, commencing January 2017, to pay DIL €10 (approximately USD $12) per month for collaborative research. For the years ended December 31, 2018 and 2017 the Company paid USD $150 and $194 to DIL for collaborative research. The monthly payments terminate upon the earlier of: (a) the date that the Company orders additional product in accordance with the terms of the agreement and (b) December 31, 2018, and the Company has no further financial obligations to DIL thereafter.

The Company also agreed to pay DIL €400 (approximately USD $480) in satisfaction of all prior liabilities and obligations under its prior agreements with DIL. The agreement expired on December 31, 2018, and the Company has not elected to renew the agreement as of the date of the filing of this 10-K report.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Product Liability

As a manufacturer of nutritional supplements that are ingested by consumers, the Company may be subject to various product liability claims. Although we have not had any claims to date, it is possible that future product liability claims could have a material adverse effect on our business or financial condition, results of operations or cash flows. The Company currently maintains products liability insurance of $5 million per-occurrence and a $10 million annual aggregate coverage. At December 31, 2018 and 2017, the Company had not recorded any accruals for product liability claims.

Note 14 – Related Party Transactions

The following is a description of the transactions we have engaged in with our directors, director nominees and officers and beneficial owners of more than five percent of our voting securities and their affiliates:

In October 2016, the Company received a purchase order from RENS Agriculture, an affiliate of Rens Technology Inc., and Ren Ren, one of the Company’s directors, to purchase $116 of our product. The Company received a 50% deposit in November 2016 in order to manufacture the product. The goods were shipped in January 2017 and received in China in March 2017. The Company has not received payment for the order to date. As a result of the ongoing litigation (see Note 15), the Company recorded an allowance for bad debt of $59 for the year ended December 30, 2017 related to the receivable due from RENS Agriculture and the allowance was reversed as of December 31, 2018 when the receivable was reversed.

On August 30, 2018, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $750 in favor of Joseph Mannello, the Company’s chief executive officer (the “Lender”). Pursuant to the Note, on August 30, 2018, the Lender advanced $500 of funds to the Company. On September 26, 2018, the Lender advanced an additional $250 of funds to the Company. On November 13, 2018, the Company amended and restated the Note to increase the maximum amount that may be drawn down under the Note from $750 to $1,000. On December 29, 2018, the Lender advanced an additional $250 of funds to the Company. As of December 31, 2018, the Company recorded $1,000 as a liability on the consolidated balance sheets.

The Note accrues interest at a rate of 5% per annum and all payments of principal, interest and other amounts under the Note are payable on August 31, 2019 or earlier under certain circumstances. The Company may prepay, in whole or in part, at any time, the principal, interest and other amounts owing under the Note, without penalty. The proceeds of the Note will be used by the Company for general working capital purposes. As of December 31, 2018 the Company accrued $15 of interest expense on the Note.

In January 2019, prior to receipt of the proceeds from the sale of its net operating losses, the Company received a Board approved advance from its chief executive officer of $250 that was repaid on January 29, 2019.

Subsequent to year end, on March 20, 2019, the Company entered into a securities purchase agreement with a group of accredited investors, including two members of the Company’s board of directors, in a private placement for aggregate gross proceeds of $2.1 million, which includes the conversion of $250 of the principal amount of a $1.0 million promissory note previously issued by the Company to its chief executive officer.

Note 15 – legal PROCEEDINGS

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

December 31, 2018

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

On April 11, 2017, the Court noted that we had demonstrated a likelihood of success on the merits of the breach of contract claim. Thereafter, a hearing was scheduled on the application by the Purchaser to dismiss the complaint and various pre-trial discovery applications by both parties.

In August 2017, before the hearing occurred, the Company amended its complaint repeating most of the initial claims but adding several additional claims against RENS Agriculture, Mr. Ren and two additional Chinese defendants, including a claim against RENS Agriculture for breaching the exclusive distribution agreement, as well as claims against all defendants for theft and misappropriation of our confidential proprietary information and trade secrets, breach of fiduciary duty and duty of loyalty, misappropriation of corporate opportunity, unfair competition and a number of other torts. We are seeking damages and injunctive relief. The Purchaser has filed a motion to dismiss the amended complaint, which is still pending and scheduled for oral argument in the second quarter of 2019.

On August 16, 2017, the Purchaser commenced an action in the District Court of Clark County in the State of Nevada against us and Joseph Mannello, our then interim Chief Executive Officer, alleging that Mr. Mannello had breached his fiduciary duties and was grossly negligent in managing our company. The action seeks monetary damages and injunctive relief from Mr. Mannello as well as the appointment of a receiver over us. Subsequently, the Purchaser submitted a petition to appoint a receiver and we and Mr. Mannello submitted a motion to dismiss the action, both of which are currently pending and are due to be heard in the second quarter of 2019. An application on consent to adjourn the hearing date on the receiver application and motion to dismiss is pending.

The parties are currently in settlement discussions regarding the foregoing matters.

The outcome of the aforementioned matters cannot be determined as of the date of these consolidated financial statements.

NOTE 16 – SUBSEQUENT EVENTS

At-the-Market Offering

Subsequent to year end on January 15, 2019, the Company sold 32,489 shares of common stock for $2.00 per share for gross proceeds of $65 in an at-the-market offering. On March 19, 2019 the Company sold 78,640 shares of common stock for $1.85 per share for gross proceeds of $145 in an at-the-market offering. As of the filing date of this Report, a total of 882,649 shares were sold under at-the market offerings for aggregate gross proceeds of $1,755.

In November 2018 the Company received approval to sell a portion of its state net operating losses through the State of New Jersey Economic Development Authority (NJEDA) Technology Business Tax Certificate Program. In January 2019 the Company received net proceeds of $1,124 for the sale of its net operating losses. In January 2019, prior to receipt of the sale proceeds, the Company received a Board approved advance from its chief executive officer of $250 that was repaid on January 29, 2019.

Subsequent to year end, on March 20, 2019, the Company entered into a securities purchase agreement with a group of accredited investors, including two members of the Company’s board of directors, providing for the issuance and sale by the Company of 1,438,356 shares of common stock in a private placement at a purchase price of $1.46 per share, for aggregate gross proceeds of $2.1 million, which includes the conversion of $250 of the principal amount of a $1.0 million promissory note previously issued by the Company to its chief executive officer. The offering closed on March 27, 2019.