Form 10-Q
period 2019-03-31
MYOS RENS TECHNOLOGY INC.
filed 2019-05-08
CIK 1402479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol	Name of Each Exchange on which Registered:
Common Stock, $0.001 par value Series A Preferred Stock Purchase Rights, $0.001 par value	MYOS	The NASDAQ Stock Market LLC

As of May 7, 2019, there were 9,170,658 shares of the registrant’s common stock outstanding.

MYOS RENS TECHNOLOGY INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED Consolidated Balance Sheets

(in thousands, except share and per amounts)

	March 31,	December 31,
	2019 (Unaudited)	2018
ASSETS
Current assets:
Cash	$2,197	$15
Accounts receivable, net	19	78
Other current asset	-	1,124
Inventories, net	1,686	1,676
Prepaid expenses	153	10
Total current assets	4,055	2,903

Other asset	50	50
Deferred offering costs	92	108
Operating lease right of use asset	224	-
Fixed assets, net	142	149
Intangible assets, net	1,173	1,245
Total assets	$5,736	$4,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$211	$236
Accrued expenses and other current liabilities	118	383
Operating lease liabilities – current portion	46	-
Related party promissory note payable and accrued interest	775	1,015
Total current liabilities	1,150	1,634

Long-term liabilities:
Operating lease liabilities – net of current portion	185	-
Total liabilities	1,335	1,634

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 500,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 12,000,000 shares authorized at March 31, 2019 and December 31, 2018; 9,170,658 and 7,481,723 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	9	8
Additional paid-in capital	40,434	37,880
Accumulated deficit	(36,042)	(35,067)
Total stockholders’ equity	4,401	2,821
Total liabilities and stockholders’ equity	$5,736	$4,455

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2019	2018

Net revenues	$149	$57
Cost of sales	61	31
Gross profit	88	26
Operating expenses:
Selling, marketing and research	275	394
Personnel and benefits	420	417
General and administrative	356	427
Total operating expenses	1,051	1,238
Operating loss	(963)	(1,212)
Other (expense) income, net	(12)	(1)
Net loss	$(975)	$(1,213)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.13)	$(0.19)

Weighted average number of common shares outstanding:
Basic and diluted	7,669,181	6,504,590

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(975)	$(1,213)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	7	11
Amortization	72	72
Stock-based compensation	243	123
Changes in operating assets and liabilities:
Decrease in accounts receivable	59	3
Increase in inventories	(10)	(3)
Increase in operating lease right of use asset	224	-
Decrease (increase) in prepaid expenses and other assets	995	2
Increase in operating lease liabilities	(231)	-
Increase (decrease) in accounts payable and accrued expenses	(280)	16
Net cash provided by (used in) operating activities	104	(989)

Cash Flows From Financing Activities:
Proceeds from registered direct offering of common stock, net	228	296
Net proceeds from issuance of common stock in private placement	1,850	-
Net cash provided by financing activities	2,078	296

Net increase (decrease) in cash	2,182	(693)
Cash at beginning of period	15	923
Cash at end of period	$2,197	$230

Supplemental schedule of non-cash investing and financing activities: Conversion of related party promissory note payable into shares of common stock	250	-
Reclassification of deferred offering costs to additional paid in capital	16	6

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Three Months Ended March 31, 2019
			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2018	7,481,723	$8	$37,880	$(35,067)	$2,821
Net proceeds from sale of common stock	111,129	-	212	-	212
Net proceeds from private placement of stock	1,267,123	1	1,849	-	1,850
Issuance of common stock upon conversion of related party promissory note payable	171,233	-	250	-	250
Stock-based compensation expense	-	-	42	-	42
Issuance of restricted stock	139,450	-	201	-	201
Net loss	-	-	-	(975)	(975)
Balance at March 31, 2019	9,170,658	$9	$40,434	$(36,042)	$4,401

	Three Months Ended March 31, 2018
			Additional		Total
	Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2017	6,340,604	$6	$36,202	$(31,844)	$4,364
Net proceeds from sale of common stock	140,295	1	289	-	290
Stock-based compensation expense	55,147	-	123	-	123
Net loss	-	-	-	(1,213)	(1,213)
Balance at March 31, 2018	6,536,046	$7	$36,614	$(33,057)	$3,564

See accompanying Notes to Consolidated Financial Statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND LIQUIDITY

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2019 have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures required by U.S. GAAP for complete consolidated financial statements have been condensed or omitted herein. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 27, 2019. The unaudited interim condensed consolidated financial statements presented herein reflect all normal adjustments that are, in the opinion of management, necessary for a fair presentation of the statement of the financial position, results of operations and cash flows for the periods presented. The Company is responsible for the unaudited interim condensed consolidated financial statements included in this report. The results of any interim period are not necessarily indicative of the results for the full year.

Nature of Operations

MYOS RENS Technology Inc. is an emerging company focused on the discovery, development and commercialization of products that improve muscle health and performance. The Company was incorporated under the laws of the State of Nevada on April 11, 2007. On March 17, 2016, the Company merged with its wholly-owned subsidiary and changed its name from MYOS Corporation to MYOS RENS Technology Inc. As used in these financial statements, the terms “the Company”, “MYOS”, “our”, or “we”, refers to MYOS RENS Technology Inc. and its subsidiary, unless the context indicates otherwise.

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

On January 6, 2017, the Company commenced an action in the Supreme Court of New York, County of New York (the “Court”), against the Purchaser, RENS Agriculture, the parent company of the Purchaser, and Ren Ren, a principal in both entities and one of our directors, arising from the Purchaser’s breach of the Purchase Agreement. See NOTE 15-LEGAL PROCEEDINGS.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Going Concern and Liquidity

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which contemplates the continuation of the Company as a going concern. The Company has suffered recurring losses from operations and incurred a net loss of approximately $975 for the three months ended March 31, 2019 and $3,223 for the year ended December 31, 2018.

As of March 31, 2019 the Company had cash of $2,197 and working capital of $2,905 (current assets of $4,055 less current liabilities of $1,150). For the three months ended March 31, 2019 and 2018, our net loss was $975 and $1,213 respectively. For the three months ended March 31, 2019 net cash provided by operating activities was $104. For the three months ended March 31, 2018 net cash used in operating activities was $989.

The Company has historically recorded minimal sales during the past nineteen consecutive quarters. In June 2018, the Company launched a Fortetropin® based pet product called Myos Canine Muscle Formula. In March 2018, the Company launched YolkedTM, a new sports nutrition product line. In March 2017, the Company launched Qurr, a Fortetropin® powered product line to support the vital role of muscle in overall well-being.

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

At-the-Market Offering

On February 21, 2017, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) which established an at-the-market equity program pursuant to which the Company may offer and sell up to $6.0 million of its shares of common stock from time to time through H.C. Wainwright. The Company incurred $125 of deferred offering costs in connection with this program which were originally recorded as a long term other asset on the Company’s condensed consolidated balance sheets. Since this sales agreement expired by June 30, 2018 the remaining deferred offering costs of $96 were recognized as legal expenses recorded within the accompanying condensed consolidated statements of operations as general and administrative expenses in the three months ended March 31, 2018.

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

March 31, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

On July 24, 2018, the Company entered into a new sales agreement with H.C. Wainwright which established a new at-the-market equity program pursuant to which the Company may offer and sell shares of common stock from time to time through H.C. Wainwright. The Company incurred $108 of deferred offering costs in connection with the execution of this new sales agreement which was recorded as a long term other asset on the Company’s condensed consolidated balance sheets as of December 31, 2018.

The deferred offering costs will be reflected as a reduction in equity as the Company incurs sales of its stock pursuant to this program. For the three months ended March 31, 2019, $16 was recognized and reclassified to additional paid in capital. Management continues to evaluate the ongoing progress of this program and its related outstanding deferred offering costs.

On January 15, 2019, the Company sold 32,489 shares of common stock for $2.00 per share for gross proceeds of $65 in an at-the-market offering.

On March 19, 2019, the Company sold 78,640 shares of common stock for $1.85 per share for gross proceeds of $146 in an at-the-market offering.

As of the filing date of this Form 10-Q, a total of 882,649 shares were sold under this program for aggregate gross proceeds of $1,755.

Private Placement

On April 25, 2018, the Company entered into a securities purchase agreement with private investors providing for the issuance and sale by the Company of 806,452 shares of common stock, in a private placement offering at a purchase price of $1.24 per share, for gross proceeds of $1,000 and net proceeds of $978.

On March 27, 2019, the Company entered into a securities purchase agreement with private investors providing for the issuance and sale by the Company of 1,438,356 shares of common stock, in a private placement offering at a purchase price of $1.46 per share, for gross proceeds of $1,850 and $250 related to the conversion of a related party promissory note payable.

Promissory Note Payable

On August 30, 2018, the Company executed an unsecured promissory note (the “Note”) in the principal amount of up to $750 in favor of Joseph Mannello, the Company’s chief executive officer (the “Lender”). Pursuant to the Note, on August 30, 2018, the Lender advanced $500 of funds to the Company. On September 27, 2018, the Lender advanced an additional $250 of funds to the Company. On November 13, 2018, the Company amended and restated the Note to increase the maximum amount that may be drawn down under the Note from $750 to $1,000. The Company drew down an additional $250 under the Note in December 2018. On March 27, 2019 $250 of the Note was converted into 171,233 shares in connection with a private placement transaction.

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

As of March 31, 2019, the Company accrued $25 of interest expense on the Note.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of MYOS RENS Technology Inc. and its wholly-owned subsidiary, Atlas Acquisition Corp. All material intercompany balances and transactions have been eliminated in consolidation.

Reclassification of Prior Period Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no impact on the Company’s prior year net loss or stockholders’ equity.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, equity and the disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future non-conforming events. Accordingly, the actual results could differ significantly from estimates. Significant items subject to such estimates include but are not limited to the valuation of stock-based awards, measurement of allowances for doubtful accounts and inventory reserves, the amount of deferred offering costs recognized, the selection of asset useful lives, fair value estimations used to test long-lived assets, including intangibles, impairments and provisions necessary for assets and liabilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At March 31, 2019 and December 31, 2018 the Company had no cash equivalents. As part of our ongoing liquidity assessments, management evaluates our cash and cash equivalents. The Company maintains its bank accounts with high credit quality financial institutions and has never experienced any losses related to these bank accounts. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its financial institutions. The amount of funds held in these accounts can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities so the Company may at times have exposure to cash in excess of FDIC insured limits.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Inventory Reserves

Inventories are valued at the lower of cost or net realizable value, with cost determined on a first in, first-out basis. Each quarter the Company evaluates the need for a change in the inventory reserve based on projected future sales and expiration dates of products. Our policy is to recognize an inventory reserve as a loss in earnings in the period in which evidence exists that the net realizable value of inventory is less than its cost due to damage, physical deterioration, obsolescence, and changes in inventory reserve estimates, changes in price levels or other causes. Net realizable value is the estimated selling price in the ordinary course of business, less costs to complete and sell finished goods, including direct selling costs such as transportation and sales commissions as well as inventory write-offs. The multiple possible outcomes that can result from applying lower of cost or net realizable value can make inventory valuation highly complex. For the three months ended March 31, 2019 no additional reserve was recorded within cost of sales on the condensed consolidated statements of operations.

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

On July 24, 2018, the Company entered into a new sales agreement, incurring $108 of deferred offering costs. As of March 31, 2019, $92 of deferred offering costs is included as a long term asset on the accompanying condensed consolidated balance sheet.

Leases

The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in operating lease right of use (“ROU”) lease assets, current portion of operating lease liabilities, and long term operating lease liabilities on the Company’s condensed consolidated balance sheets.

Operating lease right of use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right of use assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Since the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating right of use assets also include any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

March 31, 2019

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

There were no impairment charges for the three months ended March 31, 2019 and the year ended December 31, 2018. Intangible assets at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31,	December 31,
	2019	2018
Intangibles with finite lives:
Intellectual property	$2,101	$2,101
Website - qurr.com	380	380
Less: accumulated amortization – intellectual property	(1,047)	(994)
Less: accumulated amortization - website	(261)	(242)
Total intangible assets, net	$1,173	$1,245

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, amortization expense for intangible assets is estimated to be as follows:

Years Ended December 31,	Amount
2019 (remaining nine months)	$214
2020	232
2021	232
2022	232
2023	210
2024	53
Total	$1,173

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

Contract Liabilities

Contract liabilities may include deferred revenue related to customer payments made in advance of the customer obtaining control of the product, as well as liabilities associated with sales incentives. At March 31, 2019 and December 31, 2018, the Company had no contract liability balances.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Disaggregation of Revenue

Our net revenues by product type are presented below for the three months ended March 31, 2019 and 2018.

	Three months ended
Product Type	March 31, 2019	March 31, 2018
Qurr® (1)	$16	50
Yolked® (2)	68	-
Myos Canine Muscle Formula® (3)	61	-
Physician Muscle Health Formula (4)	4	7
Total Net Revenues	$149	57

(1)	Launched in March 2017
(2)	Launched in March 2018
(3)	Launched in June 2018
(4)	Launched in May 2016

Advertising

The Company charges advertising expenses to selling, marketing and research as incurred. Advertising expenses were $236 and $150 for the three months ended March 31, 2019 and 2018, respectively.

Research and Development

Research and development expenses consist primarily of operating expenses, the cost of manufacturing our product for clinical study, the cost of conducting clinical studies and the cost of conducting preclinical and research activities.

Research and development expenses were $9 and $186 for the three months ended March 31, 2019 and 2018, respectively.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Shipping and Handling

The Company records expenses for shipping and handling of products to our customers as cost of sales. These expenses were $6 and $5 for the three months ended March 31, 2019 and 2018, respectively.

Stock-based Compensation

Stock-based payments are measured at their estimated fair value on the date of grant. Stock-based awards to non-employees are re-measured at fair value each financial reporting date until performance is completed. Share-based compensation expense recognized during a period is based on the estimated number of awards that are ultimately expected to vest. For stock options and restricted stock that do not vest immediately but which contain only a service vesting feature, we recognize compensation cost on the unvested shares and options on a straight-line basis over the remaining vesting period. These expenses are included as personnel and benefits within the condensed consolidated statements of operations. Stock-based compensation expenses were $243 and $123 for the three months ended March 31, 2019 and 2018, respectively.

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

A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement. At March 31, 2019 and December 31, 2018 the Company’s financial instruments consisted primarily of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities. Due to their short-term nature, the carrying amounts of the Company’s financial instruments approximated their fair values.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Basic and Diluted Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potential dilutive securities outstanding had been issued. The Company uses the “treasury stock” method to determine the dilutive effect of common stock equivalents such as options, warrants and restricted stock. For the three months ended March 31, 2019 and 2018, the Company incurred a net loss. Accordingly, the Company’s common stock equivalents were anti-dilutive and excluded from the diluted net loss per share computation.

The aggregate number of potentially dilutive common stock equivalents outstanding at March 31, 2019 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 1,083,082, which includes warrants to purchase an aggregate of 663,356 shares of common stock and options to purchase an aggregate of 224,380 shares of common stock.

The aggregate number of potentially dilutive common stock equivalents outstanding at March 31, 2018 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 1,439,942, which includes outstanding and exercisable warrants to purchase an aggregate of 821,202 shares of common stock, and vested stock options to purchase an aggregate of 618,740 shares of common stock.

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

For the three months ended March 31, 2019 and 2018, the Company did not recognize any interest or penalty expense related to income taxes. The Company files income tax returns in the U.S. federal jurisdiction and states in which it does business.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

In September 2017, the FASB issued ASU No. 2017-13, Revenue from Contracts with Customers which amended FASB Accounting Standards Codification (ASC) by creating Topic 606, Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and requires revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.

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

March 31, 2019

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718). The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This update is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. This accounting guidance was effective for us beginning January 1, 2018. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2017-09 did not have a significant impact on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill”, which eliminates the second step in the current goodwill impairment calculation. Currently there is a two-step process for determining the amount of any goodwill impairment. In Step 1 an entity determines if the carrying value of the reporting unit (for which goodwill has been recorded) exceeds the fair value of the reporting unit. If the calculation in Step 1 indicates that the carrying value of a reporting unit for which goodwill has been recorded exceeds the fair value, the entity would have to determine the implied fair value of the reporting unit’s goodwill. An impairment would be recorded to the extent that the goodwill carrying value exceeded the implied fair value of goodwill at the reporting date. The amount of any goodwill impairment must take into consideration the effects of income taxes for any tax deductible goodwill. The effective date to adopt the ASU is for fiscal years beginning after December 15, 2019. The ASU is to be applied prospectively. Early adoption is permitted. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2017-04 is not expected to have a significant impact on its condensed consolidated financial statements.

In February 2016, the FASB issued its final standard on lease accounting, ASU No. 2016-02, “Leases (Topic 842),” which superseded Topic 840, “Leases,” which was further modified in ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” ASU No. 2018-11, “Leases (Topic 842) Targeted Improvements” and ASU No. 2019-01 “Leases (Topic 842) Codification Improvements” to clarify the implementation guidance. The new accounting standard was effective for the Company beginning on January 1, 2019 and required the recognition on the balance sheet of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. The Company elected the optional transition method and adopted the new guidance on January 1, 2019 on a modified retrospective basis with no restatement of prior period amounts. As allowed under the new accounting standard, the Company elected to apply practical expedients to carry forward the original lease determinations, lease classifications and accounting of initial direct costs for all asset classes at the time of adoption. The Company also elected not to separate lease components from non- lease components and to exclude short-term leases from its condensed consolidated balance sheet. The Company’s adoption of the new standard resulted in the recognition of right-of-use assets of $236 and liabilities of $245, with no material cumulative effect adjustment to equity as of the date of adoption. In connection with the adoption of this guidance, as required, the Company reclassified deferred rent liabilities as reductions to lease assets. Adoption of the new standard did not have a material impact on the Company’s condensed consolidated statements of operations or cash flows. See Note 13- LEASES for additional information.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 4 – INVENTORIES, NET

Inventories, net at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Raw materials	$1,655	$1,769
Work in process	18	37
Finished goods	178	135
	1,851	1,941
Less: inventory reserves	(165)	(265)
Inventories, net	$1,686	$1,676

NOTE 5 – FIXED ASSETS

Fixed assets at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Furniture, fixtures and equipment	$116	$116
Computers and software	68	68
Leasehold improvements	239	239
Other	7	7
Total fixed assets	430	430
Less: accumulated depreciation	(288)	(281)
Net book value of fixed assets	$142	$149

Depreciation expense was $7 and $11 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses and other current assets at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Prepaid research & development	$37	$-
Prepaid expenses	98	-
Prepaid other	18	10
Total prepaid expenses and other current assets	$153	$10

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of estimated future payments that relate to the current and prior accounting periods. Management reviews these estimates regularly to determine their reasonableness. Accrued expenses and other current liabilities at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Professional fees	$85	$85
Research & development	32	91
Board compensation	-	181
Other	1	26
Total accrued expenses and other current liabilities	$118	$383

NOTE 8 - PROMISSORY NOTE PAYABLE

On August 30, 2018, the Company executed an unsecured promissory note (the “Note”) in the principal amount of $750 in favor of Joseph Mannello, the Company’s chief executive officer (the “Lender”). Pursuant to the Note, on August 30, 2018, the Lender advanced $500 of funds to the Company. On September 26, 2018, the Lender advanced an additional $250 of funds to the Company. The Note accrues interest at a rate of 5% per annum and all payments of principal, interest and other amounts under the Note are payable on August 31, 2019 or earlier under certain circumstances. The Company may prepay, in whole or in part, at any time, the principal, interest and other amounts owing under the Note, without penalty. The proceeds of the Note will be used by the Company for general working capital purposes. On November 13, 2018, the Company amended and restated the Note to increase the maximum amount that may be drawn down under the Note from $750 to $1,000. The Company drew down an additional $250 under the Note in December 2018. As of December 31, 2018, the balance of the Note was $1,000 and the Company accrued $15 of interest expense. In March 2019 $250 of the Note was converted into 171,233 shares as part of a private placement. As of March 31, 2019, the balance of the Note was $750 and the Company accrued $25 of interest expense.

Note 9 – Stockholders’ Equity

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

As of March 31, 2019, the Rights have no dilutive effect on the earnings per common share calculation and no shares of preferred stock have been issued. At the time of issuance, the Company determined that these Rights have a de minimis fair value. The description and terms of the Rights are set forth in the Rights Agreement dated as of February 14, 2017 between the Company and Island Stock Transfer, as Rights Agent.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Issuance of Common Stock

The Company has periodically issued common stock in connection with certain private and public offerings. For the three months ended March 31, 2019 and 2018 the Company has received aggregate gross proceeds of $2,312 and $296 from these offerings:

			Gross
Date	Shares		Proceeds
March 27, 2019	1,438,356	(1)	$2,100
January 1, 2019 thru March 31, 2019	111,129	(2)	212
January 19, 2018	140,295	(3)	296

(1)	Shares issued pursuant to a private placement with accredited investors for $1.46 per share.
(2)	Shares of common stock sold for between $1.85 and $2.00 per share in at-the-market offerings.
(3)	Shares of common stock sold for $2.111 per share in an at-the-market offering.

Note 10 – Warrants

The following table summarizes information about outstanding and exercisable warrants at March 31, 2019:

		Number of	Shares	Shares
		Shares	Underlying	Underlying
		Underlying	Warrants	Warrants
		Warrants	Exchanged,	Outstanding		Expiration
		Originally	Exercised	and	Exercise	Term
Description	Grant Date	Granted	or Expired	Exercisable	Price	in years
Series B(1)	January 27, 2014	157,846	(157,846)	-	$-	-
Series C(2)	November 19, 2014	145,399	(142,957)	2,442	$12.00	0.75
Repricing Series C(2)	November 19, 2014		142,957	142,957	$9.00	0.75
Repricing Series E(2)	November 19, 2014	-	142,957	142,957	$9.00	0.75
Rens(3)	March 3, 2016	375,000	-	375,000	$7.00	0.75
Total		678,245	(14,889)	663,356

(1)	Issued in connection with the January 27, 2014 private placement transaction and which expired in January 2019.
(2)	Issued in connection with the November 19, 2014 registered-direct public offering, and subsequently revised pursuant to Warrant Exercise Agreements entered into on May 18, 2015.
(3)	Shares issued pursuant to the closing of the first tranche of the financing with RENS Technology Inc.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 11 – STOCK COMPENSATION

Equity Incentive Plan

In November 2016, the Company increased the number of shares available for issuance under its 2012 Equity Incentive Plan (as amended, the “Plan”) from 550,000 to 850,000, which was approved by the Company’s shareholders in December 2016. The Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. As of March 31, 2019, the remaining shares of common stock available for future issuances of awards was 231,260. The Company granted an aggregate of 30,000 options to purchase restricted common stock to certain directors prior to the adoption of the Plan. Stock options generally vest and become exercisable with respect to 100% of the common stock subject to such stock option on the third (3rd) anniversary of the date of grant. Any unvested portion of a stock option shall expire upon termination of employment or service of the participant granted the stock option, and the vested portion shall remain exercisable in accordance with the provisions of the Plan.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2019:

			Weighted
		Weighted	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Options	Price	Term (Years)
Balance at December 31, 2018	598,740	$6.76	5.65
Options granted during the three months ended March 31, 2019	52,000	2.00	9.75
Balance at March 31, 2019	650,740	$4.83	8.55

At March 31, 2019 and December 31, 2018, the exercisable options had no intrinsic value. As of March 31, 2019, 451,480 options have vested and 199,260 options remain unvested. The vesting terms range from zero to 4 years and the vested options have a weighted average remaining term of 5.65 years and a weighted average exercise price of $6.76 per share.

The weighted average grant date fair value of the 52,000 stock options granted during the three months ended March 31, 2019 was $0.76. The following table summarizes the assumptions used to value stock using a Black-Scholes model:

Expected annualized volatility:	50.00%
Annual risk-free interest rate:	2.38%
Expected time to maturity:	7 years
Exercise Price	$2.00

The risk-free rate is based on the U.S. Treasury rate for a note with a similar term in effect at the time of the grant. The expected annualized volatility is based on the volatility of the Company’s historical stock prices.

Stock-Based Compensation:

Stock-based compensation consists of expenses related to the issuance of stock options and restricted stock. Stock-based compensation expenses were $243 and $123 for the three months ended March 31, 2019 and 2018, respectively.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Note 12 – Commitments and Contingencies

Supply Agreement

On November 18, 2016, the Company entered into an Amended Supply Agreement with DIL Technologie GmbH (“DIL”). Pursuant to the agreement (and so long as the agreement is effective), DIL will manufacture and supply the Company with Fortetropin®, the active ingredient for its products, and the Company will purchase quantities of Fortetropin® from DIL in its discretion. DIL will manufacture the formula exclusively for the Company in perpetuity, and may not manufacture the formula for other entities (but may manufacture it for its own non-commercial research). The Company agreed, commencing January 2017, to pay DIL €10 (approximately $12) per month for collaborative research. The monthly payments terminate upon the earlier of: (a) the date that the Company orders additional product in accordance with the terms of the agreement and (b) December 31, 2018, and the Company has no further financial obligations to DIL thereafter. The agreement expired on December 31, 2018 and the Company has not renewed it.

Defined Contribution Plan

The Company established a 401(k) Plan (the “401(k) Plan”) for eligible employees of the Company effective April 1, 2014. Generally, all employees of the Company who are at least twenty-one years of age and who have completed three months of service are eligible to participate in the 401(k) Plan. The 401(k) Plan is a defined contribution plan that provides that participants may make salary deferral contributions up to the maximum allowed by law (subject to catch-up contributions) in the form of voluntary payroll deductions. The Company’s matching contribution is equal to 100 percent on the first four percent of a participant’s compensation which is deferred as an elective deferral.

The Company’s aggregate matching contributions were $8 and $8 for the three months ended March 31, 2019 and 2018, respectively.

Product Liability

As a manufacturer of nutritional supplements that are ingested by consumers, the Company may be subject to various product liability claims. Although we have not had any claims to date, it is possible that future product liability claims could have a material adverse effect on our business or financial condition, results of operations or cash flows. The Company currently maintains product liability insurance of $5 million per-occurrence and a $10 million annual aggregate coverage. At March 31, 2019 and December 31, 2018, the Company had not recorded any accruals for product liability claims.

Note 13 – LEASES

Operating Leases

The Company has operating leases for its executive office and office equipment. The remaining terms on these leases range from 4 to 5 years. The Company entered into an operating lease in August 2012, which was amended in March 2019, for its executive office located at 45 Horsehill Road, Suite 106, Hanover Township, Morris County, New Jersey, which consists of approximately 5,225 square feet of space. The lease agreement expires in December 2022 and contains an additional three year option to extend the lease and annual escalating payments. We used a discount rate of 12% to calculate the right of use asset and operating lease liability recorded on our condensed consolidated balance sheet. The Company uses this facility as its corporate headquarters, and as its research and manufacturing facility.

The Company’s office equipment operating lease is for a copier and the agreement expires in November 2023. The components of lease expense of $16 for the three months ended March 31, 2019 were recorded in the condensed consolidated statement of operations.

The following table provides a breakdown of lease balances within the condensed consolidated balance sheet as of March 31, 2019:

March 31, 2019
Operating lease right of use asset	$224

Operating lease liability:
Lease Liability : current	$46
Lease Liability : non-current	185
Total operating lease liability	$231

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Other information related to leases are as follows:

March 31, 2019
Cash paid for rent included in the measurement of operating lease liabilities cash flows	$19

Right-of-use asset obtained in exchange for new operating lease liability	-

Weighted-average remaining lease term- operating leases, in years	3.79

Weighted-average discount rate - operating leases	11.7%

Future minimum lease payments for operating leases with initial or remaining noncancellable lease terms in excess of one year as of March 31, 2019 are as follows:

For years ending	Amount
2019 (remaining nine months)	$56
2020	69
2021	77
2022	80
2023	3
Thereafter	-
Total future minimum lease payments	$285
Imputed interest	(54)
Total Lease Liability	$231

There were no material operating leases that the Company had entered into and that were yet to commence as of March 31, 2019.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

On November 13, 2018, the Company amended and restated the Note to increase the maximum amount that may be drawn down under the Note from $750 to $1,000. The Company drew down an additional $250 under the Note in December 2018. As of December 31, 2018, the balance of the Note was $1,000 and the Company accrued $15 of interest expense. In March 2019, $250 of the Note was converted into 171,233 shares as part of a private placement. As of March 31, 2019, the balance of the Note was $750 and the Company accrued $25 of interest expense.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

The parties are currently in settlement discussions regarding the foregoing matter.

The outcome of this matter cannot be determined as of the date of these condensed consolidated financial statements.

On August 16, 2017, the Purchaser commenced an action in the District Court of Clark County in the State of Nevada against us and Joseph Mannello, our then interim Chief Executive Officer, alleging that Mr. Mannello had breached his fiduciary duties and had mismanaged our company. The action sought monetary damages against Mr. Mannello and the appointment of a receiver over our company.   The Purchaser filed an application to appoint a receiver, and Mr. Mannello and our company filed a motion to dismiss the action.  On April 11, 2019, the parties filed, and the court entered, a Stipulation and Order of dismissal which dismissed this action in its entirety.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2018.

Cer tain statements in this section contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report and not clearly historical in nature are forward-looking, and the words “may,” “will,” ”expect,” anticipate,” “continue,” “estimate,” “project,” “intend,” “predict,” “forecast,” “potential,” “believe,” “plan,” “might,” “could,” “should,” “would,” “seek” and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect future plans of operations, business strategy, operating results, and financial position generally are intended to identify forward-looking statements. Any statements in this report that are not historical facts are forward-looking statements. Actual results may differ materially from those projected or implied in any forward-looking statements. Such statements involve risks and uncertainties, including but not limited to those relating to product and customer demand, market acceptance of our products, the ability to create new products, the ability to achieve a sustainable profitable business, the effect of economic conditions, the ability to protect our intellectual property rights, competition from other providers and products, risks in product development, our ability to raise capital to fund continuing operations, and other factors discussed from time to time in our filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking statement for events or circumstances after the date on which such statement is made except as required by law. Amounts in this section are in thousands, unless otherwise indicated.

General

We are an emerging company focused on the discovery, development and commercialization of nutritional ingredients, functional foods, and other technologies aimed at maintaining or improving the health and performance of muscle tissue. As used in this report, the “Company”, “MYOS”, “our”, or “we” refers to MYOS RENS Technology Inc. and its wholly-owned subsidiary, unless the context indicates otherwise.

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

Plan of Operation

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

Since February 2011, our principal business activities have been focused on deepening our scientific understanding relating to the activity of Fortetropin®, and to leverage this knowledge to strengthen and build our intellectual property estate; developing sales and marketing strategies aimed at expanding our commercial presence; evaluating the value of Fortetropin® in therapeutic markets, including the treatment of sarcopenia, cachexia, anorexia, obesity and muscular disorders; and, conducting research and development focused on the discovery, development and commercialization of other products and technologies aimed at maintaining or improving the health and performance of muscle tissue. Since our inception in April 2007, we have recognized cumulative revenues of approximately $8.5 million.

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

In 2016, we launched Physician Muscle Health Formula, a proprietary formulation containing Fortetropin® and sold directly to physicians to give to their patients who are focused on wellness. The Company recorded $4 and $7 in net revenue relating to this product for the three months ended March 31, 2019, and March 31, 2018.

In March 2017, we launched Qurr, a Fortetropin®-powered product line formulated to support the vital role of muscle in overall well-being as well as in fitness. Qurr is a line of flavored puddings, powders, and shakes for daily use. Our Qurr line of muscle-focused over-the-counter products are available through a convenient, direct-to-consumer e-commerce platform at www.qurr.com. For the three months ended March 31, 2019 and March 31, 2018 the Company recorded $16 and $50 of net revenue for our Qurr product line.

In March 2018, we launched Yolked®, a Fortetropin®-powered product which is NSF Certified for Sports, and developed and marketed to collegiate and professional athletes who want to increase their muscle size and performance with an all-natural advanced nutrition product. For the three months ended March 31, 2019 the Company recorded $67 of net revenue for our Yolked® product line.

In June 2018, we launched our Fortetropin® based pet product Myos Canine Muscle Formula® (“MCMF”). Two veterinarian hospitals had previously performed some informal observational studies with older dogs experiencing muscle atrophy and observed positive results in the dogs after taking our pet product. We believe that the positive feedback received from the veterinarian community, together with the positive results from our study with Kansas State University will enable us to grow our domestic pet business product line. For the three months ended March 31, 2019 the Company recorded $61 of net revenue for our MCMF product.

Clinical and Basic Research Programs

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

We invest in research and development activities externally through academic and industry collaborations aimed at enhancing our products, optimizing manufacturing and broadening the product portfolio. We have developed the following collaborations with various academic centers:

●	In February 2019, we entered into an agreement with the College of Veterinary Medicine at Kansas State University to study the impact of Fortetropin® on quality of life and activity in geriatric dogs. The principal investigator for this study is Kenneth R. Harkin DVM, DACVIM (SAIM), Professor and Section Head, College of Veterinary Medicine, Kansas State University. In this randomized, double-blind, placebo-controlled study, 40 geriatric dogs will randomly be assigned to two groups where they will consume either Fortetropin® or a placebo for 14 weeks. The quality of life evaluation at baseline, midpoint and end of study will be based on questionnaires filled by the dog owners. The level activity at baseline, midpoint and end of study will be based on data recorded on the Vetrax collars worn by the dogs.

●	In May 2018, we entered into a research agreement with Weill Cornell Medical College to study the efficacy of Fortetropin® in preventing weight and muscle loss associated with cancer in a mouse model of lung cancer. The results from this research did not show that Fortetropin® had a significant impact on cancer-related weight and muscle loss. Therefore, we have decided not to pursue future cachexia-related studies with Fortetropin®.

●	In March 2018, we entered into a research agreement with Rutgers University, The State University of New Jersey, to work with Rutgers researchers in a program focused on discovering compounds and products for improving muscle health and performance.

●	In December 2017, we entered into an agreement with the University of California, Berkeley’s Department of Nutritional Sciences & Toxicology. The research project will study the effects of Fortetropin® on increasing the fractional rate of skeletal muscle protein synthesis in men and women between 60 and 75 years old. The Principal Investigator for this clinical study is William J. Evans, PhD, Adjunct Professor of Human Nutrition at the Department of Nutritional Sciences & Toxicology at the University of California, Berkeley. Professor Evans, a leading authority in muscle health research, is coordinating the activities of a multi-disciplinary team of scientists and physicians. In this randomized, double-blind, placebo-controlled clinical study, 20 subjects, men and women 60 – 75 years of age, will consume either Fortetropin® or a placebo for 21 days along with daily doses of a heavy water tracer. After 21 days, a micro-biopsy will be collected from each subject to determine the fractional rate of muscle protein synthesis. In July 2018, we agreed to pay for additional costs incurred in connection with the study. We anticipate the clinical study will be completed by the end of the second quarter of 2019.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

	Three Months March 31,		Change
	2019	2018	Dollars	%

Net revenues	$149	$57	$92	161%
Cost of sales	61	31	30	97%
Gross profit	88	26	62	238%

Operating expenses:
Selling, marketing and research	275	394	(119)	-30%
Personnel and benefits	420	417	3	1%
General and administrative	356	427	(71)	-17%
Total operating expenses	1,051	1,238	(187)	-15%

Operating loss	(963)	(1,212)	249	-21%

Interest expense	(12)	(1)	(11)	1,100%

Net loss	$(975)	$(1,213)	$238	-20%

Net revenues

Net revenues for the three months ended March 31, 2019 increased $92 or 161% to $149 compared to net revenues of $57 for the three months ended March 31, 2018. This increase is primarily due to an increase of $129 for two new products launched in 2018, Yolked and Myos Canine Muscle Formula, offset by a decrease of $37 from our old product lines.

Cost of sales

Cost of sales for the three months ended March 31, 2019 increased $30 or 97% to $61 compared to cost of sales of $31 for the three months ended March 31, 2018 primarily due to an increase in costs for our new products.

Operating expenses

Operating expenses for the three months ended March 31, 2019 decreased $187 or 15% to $1,051, compared to operating expenses of $1,238 for the three months ended March 31, 2018. The $187 decrease is primarily due to a 30% decrease in selling, marketing and research expenses of $119; a 1% increase in personnel and benefits of $3; and a 17% decrease in general and administrative of $71.

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

Working capital at March 31, 2019 and December 31, 2018 is summarized as follows:

	March 31,	December 31,	Increase
	2019	2018	(Decrease)
Current Assets:
Cash	$2,197	$15	$2,182
Accounts receivable, net	19	78	(59)
Inventories, net	1,686	1,676	10
Prepaid expenses and other assets	153	1,134	(981)
Total current assets	$4,055	$2,903	$1,152
Current liabilities:
Accounts payable	$211	$236	$(25)
Accrued expenses and other current liabilities	164	383	(219)
Notes payable and accrued interest	775	1,015	(240)
Total current liabilities	$1,150	$1,634	$(484)

Working capital increased $1,636 to $2,905 at March 31, 2019 compared to $1,269 at December 31, 2018.

Significant changes in working capital components were as follows:

●	Cash increased $2,182 primarily due to net proceeds provided by financing activities of $2,078 and $104 provided by operating activities during the three months ended March 31, 2019.

●	Prepaid expenses and other assets decreased $981 primarily due to collection of a tax receivable of $1,124.

●	Total current liabilities decreased $484 primarily due to a decrease in accounts payable, accrued expenses and other liabilities of $244 and the conversion of $250 of the promissory note payable offset by accrued interest of $10.

At March 31, 2019, we had cash of $2,197 and total assets of $5,736.

Summarized cash flows for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018	Change
Net cash provided by (used in) operating activities	$104	$(989)	$1,093
Net cash provided by financing activities	2,078	296	1,782
Net increase (decrease) in cash	$2,182	$(693)	$2,875

Net cash used in operating activities represents net loss adjusted for certain non-cash items and changes in operating assets and liabilities.

Net cash provided by operating activities for the three months ended March 31, 2019 was $104 an increase of $1,093 compared to $989 used in operating activities for the three months ended March 31, 2018.

Net cash provided by financing activities for the three months ended March 31, 2019 was $2,078 an increase of $1,782 compared to $296 for the three months ended March 31, 2018.

For additional information about the changes in operating assets and liabilities, refer to the above discussion on working capital.

On March 27, 2019 the Company consummated a private placement of shares of common stock pursuant to the terms of a securities purchase agreement dated as of March 25, 2019 at a purchase price of $1.46 per share. In the private placement, the Company issued 1,438,356 shares of common stock to a group of accredited investors, including two members of the Company’s board of directors, for aggregate gross proceeds of $2.1 million, which includes the conversion of $250 of a related party promissory note. The Company intends to use the net proceeds from the private placement primarily for working capital, research and development, strategic initiatives and other general corporate purposes.

Long-term Contractual Obligations

As of the date of this report, other than changes related to adoption of the new lease accounting standard as described in “Note 13 –LEASES” to the condensed consolidated financial statements, there were no material changes to our long-term contractual obligations outside the ordinary course of business, as reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The adoption of Topic 606 is required for public entities for reporting periods beginning after December 15, 2017. The Company has adopted the provisions of this ASU for its fiscal year beginning January 1, 2018 using the modified retrospective transition method. This method involves application of the new guidance to either: (a) all contracts at the date of initial application or (b) only contracts that are not completed at the date of initial application. Under this method, if necessary, a cumulative effect adjustment is recognized as of the date of initial application. The adoption of ASU 2014-09 did not have an impact on the Company, and therefore, no cumulative effect adjustment was required.

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

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill, which eliminates the second step in the current goodwill impairment calculation. Currently there is a two-step process for determining the amount of any goodwill impairment. In Step 1 an entity determines if the carrying value of the reporting unit (for which goodwill has been recorded) exceeds the fair value of the reporting unit. If the calculation in Step 1 indicates that the carrying value of a reporting unit for which goodwill has been recorded exceeds the fair value, the entity would have to determine the implied fair value of the reporting unit’s goodwill. An impairment would be recorded to the extent that the goodwill carrying value exceeded the implied fair value of goodwill at the reporting date. The amount of any goodwill impairment must take into consideration the effects of income taxes for any tax deductible goodwill. The effective date to adopt the ASU is for fiscal years beginning after December 15, 2019. The ASU is to be applied prospectively. Early adoption is permitted. The Company has evaluated the impact of the updated guidance and has determined that the adoption of ASU 2017-04 is not expected to have a significant impact on its condensed consolidated financial statements.

In February 2016, the FASB issued its final standard on lease accounting, ASU No. 2016-02, “Leases (Topic 842),” which superseded Topic 840, “Leases,” which was further modified in ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” ASU No. 2018-11, “Leases (Topic 842) Targeted Improvements” and ASU No. 2019-01 “Leases (Topic 842) Codification Improvements” to clarify the implementation guidance. The new accounting standard was effective for the Company beginning on January 1, 2019 and required the recognition on the balance sheet of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. The Company elected the optional transition method and adopted the new guidance on January 1, 2019 on a modified retrospective basis with no restatement of prior period amounts. As allowed under the new accounting standard, the Company elected to apply practical expedients to carry forward the original lease determinations, lease classifications and accounting of initial direct costs for all asset classes at the time of adoption. The Company also elected not to separate lease components from non- lease components and to exclude short-term leases from its condensed consolidated balance sheet. The Company’s adoption of the new standard resulted in the recognition of right-of-use assets of $236 and liabilities of $245, with no material cumulative effect adjustment to equity as of the date of adoption. In connection with the adoption of this guidance, as required, the Company reclassified deferred rent liabilities as reductions to lease assets. Adoption of the new standard did not have a material impact on the Company’s condensed consolidated statements of income or cash flows. See Note 13 - LEASES for additional information.

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

There were no impairment charges for the three months ended March 31, 2019 and the year ended December 31, 2018.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, management concluded that due to a material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective.

We are implementing remedial measures designed to address the material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The parties are currently in settlement discussions regarding the foregoing matter.

The outcome of this matter cannot be determined as of the date of this report.

On August 16, 2017, the Purchaser commenced an action in the District Court of Clark County in the State of Nevada against us and Joseph Mannello, our then interim Chief Executive Officer, alleging that Mr. Mannello had breached his fiduciary duties and had mismanaged our company. The action sought monetary damages against Mr. Mannello and the appointment of a receiver over our company. The Purchaser filed an applications to appoint a receiver and Mr. Mannello and our company filed a motion to dismiss the action. On April 11, 2019, the parties filed, and the Court entered, a Stipulation and Order of dismissal which dismissed this action in its entirety.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 27, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 27, 2019, the Company consummated a private placement (the “Private Placement”) of shares of the Company’s common stock, pursuant to the terms of a Securities Purchase Agreement dated as of March 20, 2019 at a purchase price of $1.46 per share. In the Private Placement, the Company issued 1,438,356 shares of common stock to a group of accredited investors, including two members of the Company’s board of directors, for aggregate gross proceeds of $2.1 million. The securities issued in the Private Placement as described above have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and such issuances were made pursuant to the exemptions from registration provided by Section 4 (a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

No.	Description
10.1	Form of Securities Purchase Agreement, dated March 20, 2019, between the Company and each of the investors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 26, 2019)
10.2	Third Amendment to Commercial Lease, dated March 28, 2019, by and between the Company and Cutler Holdings, L.L.C.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MYOS RENS TECHNOLOGY INC.

Date: May 8, 2019	By:	/s/ Joseph Mannello
Name: Joseph Mannello
Title: Chief Executive Officer