Form 10-Q
period 2019-06-30
MYOS RENS TECHNOLOGY INC.
filed 2019-08-06
CIK 1402479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 6, 2019, there were 9,170,658 shares of the registrant’s common stock outstanding.

MYOS RENS TECHNOLOGY INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$1,158	$15
Accounts receivable, net	16	78
Other current asset	-	1,124
Inventories, net	1,677	1,676
Prepaid expenses	147	10
Total current assets	2,998	2,903

Operating lease right of use asset	213	-
Deferred offering costs	92	108
Other asset	-	50
Fixed assets, net	136	149
Intangible assets, net	1,080	1,245
Total assets	$4,519	$4,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126	$236
Accrued expenses and other current liabilities	136	383
Operating lease liabilities – current portion	46	-
Related party promissory note payable and accrued interest	785	1,015
Total current liabilities	1,093	1,634

Long-term liabilities:
Operating lease liabilities – net of current portion	172	-
Total liabilities	1,265	1,634

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 500,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 12,000,000 shares authorized at June 30, 2019 and December 31, 2018; 9,170,658 and 7,481,723 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	9	8
Additional paid-in capital	40,462	37,880
Accumulated deficit	(37,217)	(35,067)
Total stockholders’ equity	3,254	2,821
Total liabilities and stockholders’ equity	$4,519	$4,455

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net revenues	$154	$88	$303	145
Cost of sales	81	62	142	93
Gross profit	73	26	161	52
Operating expenses:
Selling, marketing and research	337	235	612	629
Personnel and benefits	470	348	890	765
General and administrative	432	477	788	904
Total operating expenses	1,239	1,060	2,290	2,298
Operating loss	(1,166)	(1,034)	(2,129)	(2,246)
Other expense	(9)	-	(21)	(1)
Loss before income taxes	(1,175)	(1,034)	(2,150)	(2,247)
Net loss	$(1,175)	$(1,034)	$(2,150)	$(2,247)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.13)	$(0.14)	$(0.23)	$(0.33)

Weighted average number of common shares outstanding:
Basic and diluted	9,170,658	7,249,782	9,170,658	6,877,186

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(2,150)	$(2,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13	20
Amortization	165	144
Stock-based compensation	71	165
Deferred offering costs	-	96
Changes in operating assets and liabilities:
Decrease in accounts receivable	62	2
Decrease in other current asset	1,124	-
(Increase) decrease in inventories	(1)	12
(Increase) decrease in prepaid expenses	(137)	51
Increase in other assets	50	-
Increase in accrued interest on promissory note payable	20	-
Decrease in accounts payable and accrued expenses	(352)	(13)
Net cash used in operating activities	(1,135)	(1,770)

Cash Flows From Financing Activities:
Proceeds from registered direct offering of common stock, net	428	-
Deferred offering costs from at-the-market transaction	-	(49)
Deferred offering costs from private placement	-	(45)
Net proceeds from issuance of common stock in private placement	1,850	1,449
Net cash provided by financing activities	2,278	1,355

Net increase (decrease) in cash	1,143	(415)
Cash at beginning of period	15	923
Cash at end of period	$1,158	$508

Supplemental information related to leases:
Cash paid on operating leases	38	-

Supplemental schedule of non-cash investing and financing activities:
Conversion of related party promissory note into shares of common stock	250	-
Reclassification of deferred offering costs to additional paid in capital	16	6

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Three and Six Months Ended June 30, 2019
			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2018	7,481,723	$8	$37,880	$(35,067)	$2,821
Net proceeds from sale of common stock	111,129	-	211	-	211
Net proceeds from private placement of common stock	1,267,123	1	1,849	-	1,850
Issuance of common stock upon conversion of related party promissory note payable	171,233	-	250	-	250
Stock-based compensation expense	-	-	43	-	43
Issuance of restricted stock	139,450	-	201	-	201
Net loss	-	-	-	(975)	(975)
Balance at March 31, 2019	9,170,658	$9	$40,434	$(36,042)	$4,401
Stock-based compensation expense	-	-	28	-	28
Net loss	-	-	-	(1,175)	(1,175)
Balance at June 30, 2019	9,170,658	$9	$40,462	$(37,217)	$3,254

	Three and Six Months Ended June 30, 2018
			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2017	6,340,604	$6	$36,202	$(31,844)	$4,364
Net proceeds from sale of common stock	140,295	-	290	-	290
Stock-based compensation expense	55,147	-	123	-	123
Net loss	-	-	-	(1,213)	(1,213)
Balance at March 31, 2018	6,536,046	$6	$36,615	$(33,057)	$3,564
Net proceeds from sale of common stock	131,225	-	176	-	176
Net proceeds from private placement of stock	806,452	1	977	-	978
Stock-based compensation expense	-	-	42	-	42
Net loss	-	-	-	(1,034)	(1,034)
Balance at June 30, 2018	7,473,723	$7	$37,810	$(34,091)	$3,726

See accompanying Notes to Consolidated Financial Statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND LIQUIDITY

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2019 have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures required by U.S. GAAP for complete consolidated financial statements have been condensed or omitted herein. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 27, 2019. The unaudited interim condensed consolidated financial statements presented herein reflect all normal adjustments that are, in the opinion of management, necessary for a fair presentation of the statement of the financial position, results of operations and cash flows for the periods presented. The Company is responsible for the unaudited interim condensed consolidated financial statements included in this report. The results of any interim period are not necessarily indicative of the results for the full year.

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

June 30, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Going Concern and Liquidity

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which contemplates the continuation of the Company as a going concern. The Company has suffered recurring losses from operations and incurred a net loss of approximately $2,150 for the six months ended June 30, 2019 and $3,223 for the year ended December 31, 2018.

As of June 30, 2019 the Company had cash of $1,158 and working capital of $1,905 (current assets of $2,998 less current liabilities of $1,093). For the six months ended June 30, 2019 and 2018, our net loss was $2,150 and $2,247 respectively. For the six months ended June 30, 2019 net cash used by operating activities was $1,135. For the six months ended June 30, 2018 net cash used in operating activities was $1,770.

The Company has historically recorded minimal sales during the past twenty consecutive quarters. In June 2018, the Company launched a Fortetropin® based pet product called Myos Canine Muscle Formula. In March 2018, the Company launched Yolked®, a new sports nutrition product line. In March 2017, the Company launched Qurr, a Fortetropin® powered product line to support the vital role of muscle in overall well-being.

As of the filing date of this Form 10-Q, management believes that there may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Accordingly, the Company is evaluating various alternatives, including reviewing operating expenses, securing additional financing through debt or equity securities to fund future business activities and other strategic alternatives. There can be no assurance that the Company will be able to generate the level of operating revenues in its business plan, or if additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, our future operating prospects may be adversely affected. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

At-the-Market Offering

On February 21, 2017, the Company entered into a sales agreement with H.C. Wainwright & Co., LLC (“H.C. Wainwright”) which established an at-the-market equity program pursuant to which the Company may offer and sell up to $6.0 million of its shares of common stock from time to time through H.C. Wainwright. The Company incurred $125 of deferred offering costs in connection with this program which were originally recorded as a long-term other asset on the Company’s condensed consolidated balance sheets. Since this sales agreement expired by June 30, 2018 the remaining deferred offering costs of $96 were recognized as legal expenses recorded within the accompanying condensed consolidated statements of operations as general and administrative expenses in the six months ended June 30, 2018.

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

June 30, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

On July 24, 2018, the Company entered into a new sales agreement with H.C. Wainwright which established a new at-the-market equity program pursuant to which the Company may offer and sell shares of common stock from time to time through H.C. Wainwright. The Company incurred $108 of deferred offering costs in connection with the execution of this new sales agreement which was recorded as a long term other assets on the Company’s condensed consolidated balance sheets as of December 31, 2018.

The deferred offering costs will be reflected as a reduction in equity as the Company incurs sales of its stock pursuant to this program. For the six months ended June 30, 2019, $16 was recognized and reclassified to additional paid in capital. Management continues to evaluate the ongoing progress of this program and its related outstanding deferred offering costs.

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

As of June 30, 2019, the Company accrued $35 of interest expense on the Note.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At June 30, 2019 and December 31, 2018 the Company had no cash equivalents. As part of our ongoing liquidity assessments, management evaluates our cash and cash equivalents. The Company maintains its bank accounts with high credit quality financial institutions and has never experienced any losses related to these bank accounts. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its financial institutions. The amount of funds held in these accounts can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities so the Company may at times have exposure to cash in excess of FDIC insured limits. At June 30, 2019, total cash was $1,158, which exceeded the FDIC coverage limit of $250 by $908. There were no accounts that exceeded the FDIC limit at December 31, 2018.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Inventory Reserves

Inventories are valued at the lower of cost or net realizable value, with cost determined on a first in, first-out basis. Each quarter the Company evaluates the need for a change in the inventory reserve based on projected future sales and expiration dates of products. Our policy is to recognize an inventory reserve as a loss in earnings in the period in which evidence exists that the net realizable value of inventory is less than its cost due to damage, physical deterioration, obsolescence, and changes in inventory reserve estimates, changes in price levels or other causes. Net realizable value is the estimated selling price in the ordinary course of business, less costs to complete and sell finished goods, including direct selling costs such as transportation and sales commissions as well as inventory write-offs. The multiple possible outcomes that can result from applying lower of cost or net realizable value can make inventory valuation highly complex. For the six months ended June 30, 2019, no additional reserve was recorded within cost of sales on the condensed consolidated statements of operations.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering not be completed, deferred offering costs are charged to operations during the period in accordance with SEC guidance. Since the February 21, 2017 sales agreement expired by June 30, 2018, the remaining deferred offering costs of $96 on the Company’s condensed consolidated balance sheets were recognized and recorded within the Company’s condensed consolidated statements of operations as general and administrative expenses.

On July 24, 2018, the Company entered into a new sales agreement, incurring $108 of deferred offering costs. As of June 30, 2019, $92 of deferred offering costs is included as a long-term asset on the accompanying condensed consolidated balance sheet.

Leases

The Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in operating lease right of use (“ROU”) lease assets, current portion of operating lease liabilities, and long-term operating lease liabilities on the Company’s condensed consolidated balance sheets.

Operating lease right of use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right of use assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Since the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease right of use assets also include any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Fixed Assets

Fixed assets are stated at cost and depreciated to their estimated residual value over their estimated useful lives of 3 to 7 years. Leasehold improvements are amortized over the lesser of the asset’s useful life or the contractual remaining lease term, including expected renewals. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are reversed from the accounts and the resulting gains or losses are included in the condensed consolidated statements of operations.

Depreciation is provided using the straight-line method for all fixed assets. Repairs and maintenance costs are expensed as incurred.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

There were no impairment charges for the three and six months ended June 30, 2019 and the year ended December 31, 2018. Intangible assets at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018
Intangibles with finite lives:
Intellectual property	$2,101	$2,101
Website - qurr.com	380	380
Less: accumulated amortization – intellectual property	(1,100)	(994)
Less: accumulated amortization – website	(301)	(242)
Total intangible assets, net	$1,080	$1,245

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, amortization expense for intangible assets is estimated to be as follows:

Years Ended December 31,	Amount
2019 (remaining six months)	$184
2020	210
2021	210
2022	210
2023	210
2024	56
Total	$1,080

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Net Revenues

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

Accounts Receivable

Credit is extended based upon an evaluation of the customer’s financial condition. Accounts receivable are stated at their estimated net realizable value. Any allowance for doubtful accounts is based on an analysis of customer accounts and historical experience. An account that is past due for three months will be flagged as delinquent and after six months will be sent to collection if necessary. An account past due after one year will be in consideration to be written off as a bad debt.

Contract Liabilities

Contract liabilities may include deferred revenue related to customer payments made in advance of the customer obtaining control of the product, as well as liabilities associated with sales incentives. At June 30, 2019, and December 31, 2018, the Company had no contract liability balances.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Disaggregation of Net Revenues

Our net revenues by product type are presented below for the three and six months ended June 30, 2019 and 2018.

	Three months ended
	June 30	June 30,
Product Type	2019	2018
Myos Canine Muscle Formula® (1)	$89	$3
Yolked® (2)	53	15
Qurr® (3)	11	63
Physician Muscle Health Formula (4)	1	7
Total Net Revenues	$154	$88

	Six months ended
Product Type	June 30, 2019	June 30, 2018
Myos Canine Muscle Formula® (1)	$150	3
Yolked® (2)	121	15
Qurr® (3)	27	113
Physician Muscle Health Formula (4)	5	14
Total Net Revenues	$303	145

(1)	Launched in June 2018
(2)	Launched in March 2018
(3)	Launched in June 2017
(4)	Launched in May 2016

Advertising

The Company charges advertising expenses to selling, marketing and research as incurred. These expenses were $467 and $259 for the six months ended June 30, 2019 and 2018, respectively, and $131 and $109 for the three months ended June 30, 2019 and 2018, respectively.

Research and Development

Research and development expenses consist primarily of operating expenses, the cost of manufacturing our product for clinical study, the cost of conducting clinical studies and the cost of conducting preclinical and research activities.

Research and development expenses were $89 and $291 for the six months ended June 30, 2019 and 2018, respectively, and $80 and $105 for the three months ended June 30, 2019 and 2018, respectively.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Shipping and Handling

The Company records expenses for shipping and handling of products to our customers as cost of sales. These expenses were $16 and $24 for the six months ended June 30, 2019 and 2018, respectively, and were $10 and $19 for the three months ended June 30, 2019 and 2018, respectively.

Stock-based Compensation

Stock-based payments are measured at their estimated fair value on the date of grant. Stock-based awards to non-employees are re-measured at fair value each financial reporting date until performance is completed. Stock-based compensation expense recognized during a period is based on the estimated number of awards that are ultimately expected to vest. For stock options and restricted stock that do not vest immediately but which contain only a service vesting feature, we recognize compensation cost on the unvested shares and options on a straight-line basis over the remaining vesting period. These expenses are included as personnel and benefits within the condensed consolidated statements of operations. Stock-based compensation expenses were $71 and $165 for the six months ended June 30, 2019 and 2018, respectively, and were $28 and $42 for the three months ended June 30, 2019 and 2018, respectively.

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

Segment Information

Accounting Standards Codification (“ASC”) 280, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments and requires selected information for those segments to be presented in the financial statements. It also establishes standards for related disclosures about products and services. Management has determined that the Company operates in one segment.

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

A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement. At June 30, 2019 and December 31, 2018 the Company’s financial instruments consisted primarily of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities. Due to their short-term nature, the carrying amounts of the Company’s financial instruments approximated their fair values.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Basic and Diluted Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potential dilutive securities outstanding had been issued. The Company uses the “treasury stock” method to determine the dilutive effect of common stock equivalents such as options, warrants and restricted stock. For the three and six months ended June 30, 2019 and 2018, the Company incurred a net loss. Accordingly, the Company’s common stock equivalents were anti-dilutive and excluded from the diluted net loss per share computation.

The aggregate number of potentially dilutive common stock equivalents outstanding at June 30, 2019 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 1,216,096 which includes warrants to purchase an aggregate of 663,356 shares of common stock and options to purchase an aggregate of 555,740 shares of common stock.

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

For the three and six months ended June 30, 2019 and 2018, the Company did not recognize any interest or penalty expense related to income taxes. The Company files income tax returns in the U.S. federal jurisdiction and in the states in which it does business.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance improves and clarifies the fair value measurement disclosure requirement of ASC 820. The new disclosure requirements include the changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurement held at the end of reporting period and the explicit requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The other provisions of ASU 2018-13 also include eliminated and modified disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019 with early adoption permitted, including in an interim period for which financial statements have not been issued or made available for issuance. The Company has evaluated the impact of early adoption of this ASU and determined that the adoption of ASU 2018-13 will not have a significant impact on its condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new guidance expands the scope of Topic 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations, and supersedes the guidance in ASC 505-50, Equity-Based Payments to Non-Employees. The most significant change resulting from this update is that stock-based awards granted to non-employees will no longer need to be re-measured at fair value at each financial reporting date until performance is complete, as these awards will be measured at fair value at the grant date. The guidance is effective January 1, 2019 with early adoption permitted, including in an interim period for which financial statements have not been issued. The Company has evaluated the impact of early adoption of this ASU and determined that the adoption of ASU 2018-07 does not have a significant impact on its condensed consolidated financial statements.

In March 2018, the FASB issued ASU 2018-5 – Income Taxes (Topic 740): Amendments to SEC Paragraphs pursuant to SEC Staff Accounting Bulletin No. 118. This ASU provided guidance related to Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses the accounting implications of the Tax Act. SAB 118 allows a company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date and was effective upon issuance. The Company has evaluated the Tax Act and has made reasonable estimates of the effects on its condensed consolidated financial statements and tax disclosures.

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

The FASB also issued the following amendments to ASU No. 2014-09 to provide clarification on the guidance:

●	ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date
●	ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net)
●	ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing
●	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

In February 2016, the FASB issued its final standard on lease accounting, ASU No. 2016-02, “Leases (Topic 842),” which superseded Topic 840, “Leases,” which was further modified in ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” ASU No. 2018-11, “Leases (Topic 842) Targeted Improvements” and ASU No. 2019-01 “Leases (Topic 842) Codification Improvements” to clarify the implementation guidance. The new accounting standard was effective for the Company beginning on January 1, 2019 and required the recognition on the balance sheet of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. The Company elected the optional transition method and adopted the new guidance on January 1, 2019 on a modified retrospective basis with no restatement of prior period amounts. As allowed under the new accounting standard, the Company elected to apply practical expedients to carry forward the original lease determinations, lease classifications and accounting of initial direct costs for all asset classes at the time of adoption. The Company also elected not to separate lease components from non-lease components and to exclude short-term leases from its condensed consolidated balance sheet. The Company’s adoption of the new standard as of January 1, 2019 resulted in the recognition of right-of-use assets of $236 and liabilities of $245 with no material cumulative effect adjustment to equity as of the date of adoption. In connection with the adoption of this guidance, as required, the Company reclassified deferred rent liabilities as reductions to lease assets. Adoption of the new standard did not have a material impact on the Company’s condensed consolidated statements of operations or cash flows. See Note 13- LEASES for additional information.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 4 – INVENTORIES, NET

Inventories, net at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Raw materials	$1,605	$1,769
Work in process	52	37
Finished goods	185	135
	1,842	1,941
Less: inventory reserves	(165)	(265)
Inventories, net	$1,677	$1,676

NOTE 5 – FIXED ASSETS

Fixed assets at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Furniture, fixtures and equipment	$116	$116
Computers and software	68	68
Leasehold improvements	239	239
Other	7	7
Total fixed assets	430	430
Less: accumulated depreciation	(294)	(281)
Net book value of fixed assets	$136	$149

Depreciation expense was $13 and $20 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 6 – PREPAID EXPENSES

Prepaid expenses consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses and other current assets at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Prepaid research & development	$37	$-
Prepaid expenses	110	10
Total prepaid expenses	$147	$10

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of estimated future payments that relate to the current and prior accounting periods. Management reviews these estimates regularly to determine their reasonableness. Accrued expenses and other current liabilities at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Professional fees	$85	$85
Research & development	28	91
Board compensation	-	181
Other	23	26
Total accrued expenses and other current liabilities	$136	$383

NOTE 8 - PROMISSORY NOTE PAYABLE

On August 30, 2018, the Company executed an unsecured promissory note (the “Note”) in the principal amount of $750 in favor of Joseph Mannello, the Company’s chief executive officer (the “Lender”). Pursuant to the Note, on August 30, 2018, the Lender advanced $500 of funds to the Company. On September 26, 2018, the Lender advanced an additional $250 of funds to the Company. The Note accrues interest at a rate of 5% per annum and all payments of principal, interest and other amounts under the Note are payable on August 31, 2019 or earlier under certain circumstances. The Company may prepay, in whole or in part, at any time, the principal, interest and other amounts owing under the Note, without penalty. The proceeds of the Note will be used by the Company for general working capital purposes. On November 13, 2018, the Company amended and restated the Note to increase the maximum amount that may be drawn down under the Note from $750 to $1,000. The Company drew down an additional $250 under the Note in December 2018. As of December 31, 2018, the balance of the Note was $1,000 and the Company accrued $15 of interest expense. In March 2019, $250 of the Note was converted into 171,233 shares as part of a private placement (see Note 1). As of June 30, 2019, the balance of the Note was $750 and $35 of accrued interest was recorded.

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

As of June 30, 2019, the Rights have no dilutive effect on the earnings per common share calculation and no shares of preferred stock have been issued. At the time of issuance, the Company determined that these Rights have a de minimis fair value. The description and terms of the Rights are set forth in the Rights Agreement dated as of February 14, 2017 between the Company and its Rights Agent.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Issuance of Common Stock

The Company has periodically issued common stock in connection with certain private and public offerings. For the six months ended June 30, 2019 and 2018 the Company has received aggregate gross proceeds of $2,312 and $1,472, respectively, from these offerings:

			Gross
Date	Shares		Proceeds
March 27, 2019	1,438,356	(1)	$2,100
January 1, 2019 through June 30, 2019	111,129	(2)	212
Aggregate gross proceeds received for the six months ended June 30, 2019			2,312

April 29, 2018	806,452	(3)	1,000
April 4 through April 23, 2018	131,225	(4)	176
January 19, 2018	140,295	(5)	296
Aggregate gross proceeds received for the six months ended June 30, 2018			1,472

(1)	Shares issued pursuant to a private placement with accredited investors for $1.46 per share.
(2)	Shares of common stock sold for between $1.85 and $2.00 per share in at-the-market offerings.
(3)	Shares issued pursuant to a private placement with accredited investors for $1.24 per share.
(4)	Shares of common stock sold for between $1.25 and $1.38 per share in at-the-market offerings.
(5)	Shares of common stock sold for $2.111 per share in an at-the-market offering.

Note 10 – Warrants

The following table summarizes information about outstanding and exercisable warrants at June 30, 2019:

		Number of	Shares	Shares
		Shares	Underlying	Underlying
		Underlying	Warrants	Warrants
		Warrants	Exchanged,	Outstanding		Expiration
		Originally	Exercised	and	Exercise	Term
Description	Grant Date	Granted	or Expired	Exercisable	Price	in years
Series B(1)	January 27, 2014	157,846	(157,846)	-	$-	-
Series C(2)	November 19, 2014	145,399	(142,957)	2,442	$12.00	0.75
Repricing Series C(2)	November 19, 2014		142,957	142,957	$9.00	0.75
Repricing Series E(2)	November 19, 2014	-	142,957	142,957	$9.00	0.75
Rens(3)	March 3, 2016	375,000	-	375,000	$7.00	0.75
Total		678,245	(14,889)	663,356

(1)	Issued in connection with the January 27, 2014 private placement transaction and which expired in January 2019.
(2)	Issued in connection with the November 19, 2014 registered-direct public offering, and subsequently revised pursuant to Warrant Exercise Agreements entered into on May 18, 2015.
(3)	Shares issued pursuant to the closing of the first tranche of the financing with RENS Technology Inc.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 11 – STOCK COMPENSATION

Equity Incentive Plan

In November 2016, the Company increased the number of shares available for issuance under its 2012 Equity Incentive Plan (as amended, the “Plan”) from 550,000 to 850,000, which was approved by the Company’s shareholders in December 2016. The Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. As of June 30, 2019, the remaining shares of common stock available for future issuances of awards was 179,260. The Company granted an aggregate of 30,000 options to purchase restricted common stock to certain directors prior to the adoption of the Plan. Stock options generally vest and become exercisable with respect to 100% of the common stock subject to such stock option on the third (3rd) anniversary of the date of grant. Any unvested portion of a stock option shall expire upon termination of employment or service of the participant granted the stock option, and the vested portion shall remain exercisable in accordance with the provisions of the Plan.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2019:

			Weighted
		Weighted	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Options	Price	Term (Years)
Balance at December 31, 2018	598,740	$5.93	1.77
Options granted during the six months ended June 30, 2019	72,000	2.56	9.50
Balance at June 30, 2019	670,740	$5.57	6.77

At June 30, 2019 the exercisable options had no intrinsic value. As of June 30, 2019, there were 555,740 options vested and 115,000 options remain unvested. The vesting terms range from zero to 4 years and the vested options have a weighted average remaining term of 6.77 years and a weighted average exercise price of $5.57 per share.

The weighted average grant date fair value of the 72,000 stock options granted during the six months ended June 30, 2019 was $0.76. The following table summarizes the assumptions used to value stock using a Black-Scholes model:

Expected annualized volatility:	50.00%
Annual risk-free interest rate:	2.38%
Expected time to maturity:	7 years
Exercise Price	$2.00

The risk-free rate is based on the U.S. Treasury rate for a note with a similar term in effect at the time of the grant. The expected annualized volatility is based on the volatility of the Company’s historical stock prices.

Stock-Based Compensation:

Stock-based compensation consists of expenses related to the issuance of stock options and restricted stock. Stock-based compensation expenses were $71 and $165 for the six months ended June 30, 2019 and 2018, respectively.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

The Company’s aggregate matching contributions were $18 and $15 for the six months ended June 30, 2019 and 2018, respectively.

Product Liability

As a manufacturer of nutritional supplements that are ingested by consumers, the Company may be subject to various product liability claims. Although we have not had any claims to date, it is possible that future product liability claims could have a material adverse effect on our business or financial condition, results of operations or cash flows. The Company currently maintains product liability insurance of $5 million per-occurrence and a $10 million annual aggregate coverage. At June 30, 2019 and December 31, 2018, the Company had not recorded any accruals for product liability claims.

Endorsement Agreements

The Company has entered into various endorsement agreements with three athletes to endorse the Company’s Yolked product. Under the terms of the agreements, the athletes have agreed to make personal appearances and provide social media and other content posts featuring Yolked.  As of June 30, 2019, under the terms of the agreements, the Company is obligated to pay these athletes a total of $206 through May 30, 2020

Note 13 – LEASES

Operating Leases

The Company has operating leases for its executive office and office equipment. The remaining terms on these leases range from 4 to 5 years. The Company entered into an operating lease in August 2012, which was amended in March 2019, for its executive office located at 45 Horsehill Road, Suite 106, Hanover Township, Morris County, New Jersey, which consists of approximately 5,225 square feet of space. The lease agreement expires in December 2022 and contains an additional three year option to extend the lease and annual escalating payments. We use a discount rate of 12% to calculate the right of use asset and operating lease liability recorded on our condensed consolidated balance sheet. The Company uses this facility as its corporate headquarters, and as a research and manufacturing facility.

The Company’s office equipment operating lease is for a copier and the agreement expires in November 2023. The components of lease expense of $32 for the six months ended June 30, 2019 were recorded in the condensed consolidated statement of operations.

The following table provides a breakdown of lease balances within the condensed consolidated balance sheet as of June 30, 2019:

June 30, 2019
Operating lease right of use asset	$213

Operating lease liability:
Lease Liability : current	$46
Lease Liability : non-current	172
Total operating lease liability	$218

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Other information related to leases are as follows:

June 30, 2019
Cash paid for rent included in the measurement of operating lease liabilities cash flows	$38

Right-of-use asset obtained in exchange for new operating lease liability	-

Weighted-average remaining lease term- operating leases, in years	3.79

Weighted-average discount rate - operating leases	11.7%

Future minimum lease payments for operating leases with initial or remaining noncancellable lease terms in excess of one year as of June 30, 2019 are as follows:

For years ending	Amount
2019 (remaining six months)	$43
2020	69
2021	77
2022	80
2023	3
Total future minimum lease payments	$272
Imputed interest	(54)
Total Lease Liability	$218

There were no material operating leases that the Company had entered into and that were yet to commence as of June 30, 2019.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

On November 13, 2018, the Company amended and restated the Note to increase the maximum amount that may be drawn down under the Note from $750 to $1,000. The Company drew down an additional $250 under the Note in December 2018. As of December 31, 2018, the balance of the Note was $1,000 and the Company accrued $15 of interest expense. In March 2019, $250 of the Note was converted into 171,233 shares as part of a private placement. As of June 30, 2019, the balance of the Note was $750 and the Company recorded $35 of accrued interest.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Note 15 – legal PROCEEDINGS

On January 6, 2017, the Company commenced an action in the Supreme Court of New York, County of New York (the “Court”), against RENS Technology, Inc. (“the Purchaser”), RENS Agriculture, the parent company of the Purchaser, and Ren Ren, a principal in both entities and one of our directors, arising from the Purchaser’s breach of the agreement under which the Purchaser agreed to invest an aggregate of $20.25 million in the Company in exchange for an aggregate of 3,537,037 shares of its common stock and warrants to purchase an aggregate of 884,259 shares of common stock.

On April 11, 2017, the Court issued a decision finding that the Company had demonstrated a likelihood of success on the merits of the breach of contract claim but refused to grant the Company a pre-judgment attachment on shares of the Company’s stock owned by the Purchaser.

In August 2017, the Company amended its complaint adding several additional claims against RENS Agriculture, Mr. Ren and two additional Chinese defendants, including a claim against RENS Agriculture for breaching the exclusive distribution agreement, as well as claims against all defendants for theft and misappropriation of our confidential proprietary information and trade secrets, breach of fiduciary duty and duty of loyalty, misappropriation of corporate opportunity, unfair competition and a number of other torts. The Purchaser has filed a motion to dismiss the amended complaint, and the Company has filed a motion to compel discovery, both of which are still pending because the parties have agreed to adjourn the hearing date a number of times to negotiate a settlement of the matter. The parties are currently in settlement discussions regarding the matter.

The outcome of this matter cannot be determined as of the date of this report.

On August 16, 2017, the Purchaser commenced an action in the District Court of Clark County in the State of Nevada against the Company and Joseph Mannello, the Company’s then interim Chief Executive Officer, alleging that Mr. Mannello had breached his fiduciary duties and had mismanaged the Company. The action sought monetary damages against Mr. Mannello and the appointment of a receiver over the Company.   The Purchaser filed an application to appoint a receiver, and the Company filed a motion to dismiss the action on various grounds.  On April 11, 2019, the parties filed, and the court entered, a Stipulation and Order of dismissal which dismissed this action in its entirety without the payment of any monetary damages by the Company or Mr. Mannello.

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

Certain statements in this section contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report and not clearly historical in nature are forward-looking, and the words “may,” “will,” “expect,” anticipate,” “continue,” “estimate,” “project,” “intend,” “predict,” “forecast,” “potential,” “believe,” “plan,” “might,” “could,” “should,” “would,” “seek” and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect future plans of operations, business strategy, operating results, and financial position generally are intended to identify forward-looking statements. Any statements in this report that are not historical facts are forward-looking statements. Actual results may differ materially from those projected or implied in any forward-looking statements. Such statements involve risks and uncertainties, including but not limited to those relating to product and customer demand, market acceptance of our products, the ability to create new products, the ability to achieve a sustainable profitable business, the effect of economic conditions, the ability to protect our intellectual property rights, competition from other providers and products, risks in product development, our ability to raise capital to fund continuing operations, and other factors discussed from time to time in our filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking statement for events or circumstances after the date on which such statement is made except as required by law. Amounts in this section are in thousands, unless otherwise indicated.

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

Since February 2011, our principal business activities have been focused on deepening our scientific understanding relating to the activity of Fortetropin®, and to leverage this knowledge to strengthen and build our intellectual property estate; developing sales and marketing strategies aimed at expanding our commercial presence; evaluating the value of Fortetropin® in therapeutic markets, including the treatment of sarcopenia, cachexia, anorexia, obesity and muscular disorders; and, conducting research and development focused on the discovery, development and commercialization of other products and technologies aimed at maintaining or improving the health and performance of muscle tissue. Since our inception in April 2007, we have recognized cumulative revenues of approximately $8.6 million.

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

In 2016, we launched Physician Muscle Health Formula, a proprietary formulation containing Fortetropin® and sold directly to physicians to give to their patients who are focused on wellness. The Company recorded $5 and $14 in net revenue relating to this product for the six months ended June 30, 2019, and June 30, 2018.

In June 2017, we launched Qurr, a Fortetropin®-powered product line formulated to support the vital role of muscle in overall well-being as well as in fitness. Our Qurr line of muscle-focused over-the-counter products are available through a convenient, direct-to-consumer e-commerce platform at www.qurr.com. For the six months ended June 30, 2019 and June 30, 2018 the Company recorded $27 and $113 of net revenue for our Qurr product line.

In March 2018, we launched Yolked®, a Fortetropin®-powered product which is NSF Certified for Sports, and developed and marketed to collegiate and professional athletes who want to increase their muscle size and performance with an all-natural advanced nutrition product. For the six months ended June 30, 2019 and June 30, 2018 the Company recorded $121 and $15 of net revenue for our Yolked® product line.

In June 2018, we launched our Fortetropin® based pet product Myos Canine Muscle Formula® (“MCMF”). Two veterinarian hospitals had previously performed some informal observational studies with older dogs experiencing muscle atrophy and observed positive results in the dogs after taking our pet product. We believe that the positive feedback received from the veterinarian community, together with the positive results from our study with Kansas State University will enable us to grow our domestic pet business product line. For the six months ended June 30, 2019 and June 30, 2018 the Company recorded $150 and $3 of net revenue for our MCMF product.

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

We invest in research and development activities externally through academic and industry collaborations aimed at enhancing our products, optimizing manufacturing and broadening the product portfolio. We have developed the following collaborations with various academic centers:

●	In February 2019, we entered into an agreement with the College of Veterinary Medicine at Kansas State University to study the impact of Fortetropin® on quality of life and activity in geriatric dogs. The principal investigator for this study is Kenneth R. Harkin DVM, DACVIM (SAIM), Professor and Section Head, College of Veterinary Medicine, Kansas State University. In this randomized, double-blind, placebo-controlled study, 40 geriatric dogs will randomly be assigned to two groups where they will consume either Fortetropin® or a placebo for 14 weeks. The quality of life evaluation at baseline, midpoint and end of study will be based on questionnaires filled by the dog owners. The level activity at baseline, midpoint and end of study will be based on data recorded on the Vetrax collars worn by the dogs. We anticipate that the study will be concluded in the first quarter of 2020.

●	In May 2018, we entered into a research agreement with Weill Cornell Medical College to study the efficacy of Fortetropin® in preventing weight and muscle loss associated with cancer in a mouse model of lung cancer. The results from this research did not show that Fortetropin® had a significant impact on cancer-related weight and muscle loss. Therefore, we have decided not to pursue future cachexia-related studies with Fortetropin®.

●	In March 2018, we entered into a research agreement with Rutgers University, The State University of New Jersey, to work with Rutgers researchers in a program focused on discovering compounds and products for improving muscle health and performance. We anticipate that the study will be concluded in the first half of 2020.

●	In December 2017, we entered into an agreement with the University of California, Berkeley’s Department of Nutritional Sciences & Toxicology to study the effects of Fortetropin® on increasing the fractional synthetic rate (“FSR”) of skeletal muscle proteins in men and women between 60 and 75 years old. The Principal Investigator for this clinical study was William J. Evans, PhD, Adjunct Professor of Human Nutrition at the Department of Nutritional Sciences & Toxicology at the University of California, Berkeley. Professor Evans, a leading authority in muscle health research, coordinated the activities of a multi-disciplinary team of scientists and physicians. In this randomized, double-blind, placebo-controlled clinical study, 20 subjects, men and women 60 – 75 years of age, consumed either Fortetropin® or a placebo for 21 days along with daily doses of a heavy water tracer. After 21 days, a micro-biopsy was collected from each subject to determine the FSR of muscle proteins. In July 2018, we agreed to pay for additional costs incurred in connection with the study. This clinical study was completed in June 2019 and the results showed that among subjects who received Fortetropin, the average FSR of several muscle protein gene ontologies were significantly higher compared to the placebo group. The proportion of proteins with an increased FSR in the Fortetropin group relative to the placebo group was found to be statistically significant.

●	In April 2017, we entered into an agreement with the College of Veterinary Medicine at Kansas State University to study the impact of Fortetropin® on reducing muscle atrophy in dogs after Tibial-Plateau-Leveling Osteotomy (“TPLO”) surgery to repair the cranial cruciate ligament (CCL). In August 2018, we agreed to pay for additional costs incurred in connection with the study. The study was completed and Kenneth R. Harkin DVM, DACVIM (SAIM), Professor and Section Head, College of Veterinary Medicine, Kansas State University and the principal investigator of the study presented the results titled, “The Impact of Fortetropin® Supplementation on Dogs Recovering from TPLO surgery” at the VMX Conference in Orlando in January 2019.

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

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

	Three Months June 30,		Change
	2019	2018	Dollars	%

Net revenues	$154	$88	$66	75%
Cost of sales	81	62	19	31%
Gross profit	73	26	47	181%

Operating expenses:
Selling, marketing and research	337	235	102	43%
Personnel and benefits	470	348	122	35%
General and administrative	432	477	(45)	-9%
Total operating expenses	1,239	1,060	179	17%

Operating loss	(1,166)	(1,034)	(132)	13%

Other expense	(9)	-	(9)	-

Net loss	$(1,175)	$(1,034)	$(141)	14%

Net revenues

Net revenues for the three months ended June 30, 2019 increased $66, or 75%, to $154 compared to net revenues of $88 for the three months ended June 30, 2018. This increase in net revenues was primarily due to an increase of $124 for two new products launched in 2018, $38 for Yolked® and $86 for Myos Canine Muscle Formula, offset by a decrease of $58 from our old product lines.

Cost of sales

Cost of sales for the three months ended June 30, 2019 increased $19 or 31% to $81 compared to cost of sales of $62 for the three months ended June 30, 2018 primarily due to an increase in costs for our new products.

Operating expenses

Operating expenses for the three months ended June 30, 2019 increased $179 or 17% to $1,239, compared to operating expenses of $1,060 for the three months ended June 30, 2018. The increase is primarily due to a 43% increase in selling, marketing and research expenses of $102 for marketing and promotions of our new product line, a 35% increase in personnel and benefits of $122 due to additional sales staff offset by a 9% decrease in general and administrative of $45.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

	Six Months June 30,		Change
	2019	2018	Dollars	%

Net revenues	$303	$145	$158	109%
Cost of sales	142	93	49	53%
Gross profit	161	52	109	210%

Operating expenses:
Selling, marketing and research	612	629	(17)	-3%
Personnel and benefits	890	765	125	16%
General and administrative	788	904	(116)	-13%
Total operating expenses	2,290	2,298	(8)	-%

Operating loss	(2,129)	(2,246)	117	-6%

Other expense	(21)	(1)	(20)	-%

Net loss	$(2,150)	$(2,247)	$(97)	-4%

Net revenues

Net revenues for the six months ended June 30, 2019 increased $158 or 109% to $303 compared to net revenues of $145 for the six months ended June 30, 2018. The increase in net revenues was primarily due to an increase of $253 for two new products launched in 2018, $106 for Yolked® and $147 for Myos Canine Muscle Formula, offset by a decrease of $95 from our old product lines.

Cost of sales

Cost of sales for the six months ended June 30, 2019 increased $49 or 53% to $142 compared to cost of sales of $93 for the six months ended June 30, 2018. The increase was due primarily to an increase in costs for our new products.

Operating expenses

Operating expenses for the six months ended June 30, 2019 decreased $8 to $2,290, compared to operating expenses of $2,298 for the six months ended June 30, 2018. The decrease is due primarily to a 16% increase in personnel and benefits of $125 due to hiring additional staff offset by a 3% decrease in selling, marketing and research expenses of $17 and a 13% decrease in general and administrative of $116.

Other expense

Other expense for the six months ended June 30, 2019 increased $20 due to interest accrued on the unsecured promissory note issued in August 2018.

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

Working capital at June 30, 2019 and December 31, 2018 is summarized as follows:

	June 30,	December 31,	Increase
	2019	2018	(Decrease)
Current Assets:
Cash	$1,158	$15	$1,143
Accounts receivable, net	16	78	(62)
Other current asset	-	1,124	(1,124)
Inventories, net	1,677	1,676	1
Prepaid expenses	147	10	137
Total current assets	$2,998	$2,903	$95
Current liabilities:
Accounts payable	$126	$236	$(110)
Accrued expenses and other current liabilities	136	383	(247)
Operating lease liabilities – current portion	46	-	46
Related party promissory note payable and accrued interest	785	1,015	(230)
Total current liabilities	$1,093	$1,634	$(541)

Working capital increased $636 to $1,905 at June 31, 2019 compared to $1,269 at December 31, 2018.

Significant changes in working capital components were as follows:

●	Cash increased $1,143 primarily due to net proceeds provided by financing activities.

●	Prepaid expenses and other assets decreased $987 primarily due to collection of $1,124 tax receivable.

●	Total current liabilities decreased $541 primarily due to a decrease in accounts payable, accrued expenses and other liabilities of $357 and the conversion of $250 of the promissory note payable offset by accrued interest of $20 and an increase of $46 for operating lease liabilities.

At June 30, 2019, we had cash of $1,158 and total assets of $4,519.

Summarized cash flows for the six months ended June 30, 2019 and 2018 are as follows:

	Six Months Ended June 30,
	2019	2018	Change
Net cash used in operating activities	$(1,135)	$(1,770)	$635
Net cash provided by financing activities	2,278	1,355	923
Net increase (decrease) in cash	$1,143	$(415)	$1,558

Net cash used in operating activities represents net loss adjusted for certain non-cash items and changes in operating assets and liabilities.

Net cash used in operating activities for the six months ended June 30, 2019 was $1,135, a decrease of $635 compared to $1,770 used in operating activities for the six months ended June 30, 2018.

Net cash provided by financing activities for the six months ended June 30, 2019 was $2,278, an increase of $923 compared to $1,355 provided by financing activities for the six months ended June 30, 2018.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance improves and clarifies the fair value measurement disclosure requirement of ASC 820. The new disclosure requirements include the changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurement held at the end of reporting period and the explicit requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The other provisions of ASU 2018-13 also include eliminated and modified disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019 with early adoption permitted, including in an interim period for which financial statements have not been issued or made available for issuance. The Company has evaluated the impact of early adoption of this ASU and determined that the adoption of ASU 2018-13 will not have a significant impact on its condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new guidance expands the scope of Topic 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations, and supersedes the guidance in ASC 505-50, Equity-Based Payments to Non-Employees. The most significant change resulting from this update is that stock-based awards granted to non-employees will no longer need to be re-measured at fair value at each financial reporting date until performance is complete, as these awards will be measured at fair value at the grant date. The guidance is effective January 1, 2019 with early adoption permitted, including in an interim period for which financial statements have not been issued. The Company has evaluated the impact of early adoption of this ASU and determined that the adoption of ASU 2018-07 does not have a significant impact on its condensed consolidated financial statements.

In March 2018, the FASB issued ASU 2018-5 – Income Taxes (Topic 740): Amendments to SEC Paragraphs pursuant to SEC Staff Accounting Bulletin No. 118. This ASU provided guidance related to Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses the accounting implications of the Tax Act. SAB 118 allows a company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date and was effective upon issuance. The Company has evaluated the Tax Act and has made reasonable estimates of the effects on its condensed consolidated financial statements and tax disclosures.

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

The FASB also issued the following amendments to ASU No. 2014-09 to provide clarification on the guidance:

●	ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date

●	ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

●	ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing

●	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients

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

There were no impairment charges for the three and six months ended June 30, 2019 and the year ended December 31, 2018.

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

For the six months and three months ended June 30, 2019 and 2018, the Company did not recognize any interest or penalty expense related to income taxes. The Company files income tax returns in the U.S. federal jurisdiction and in the states in which it does business.

Inventory Reserves

Inventories are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Each quarter the Company evaluates the need for a change in the inventory reserve based on projected future sales and expiration dates of products. Our policy is to recognize an inventory reserve as a loss in earnings in the period in which evidence exists that the net realizable value of inventory is less than its cost due to damage, physical deterioration, obsolescence, and changes in inventory reserve estimates, changes in price levels or other causes. Net realizable value is the estimated selling price in the ordinary course of business, less costs to complete and sell finished goods, including direct selling costs such as transportation and sales commissions as well as inventory write-offs. The multiple possible outcomes that can result from applying lower of cost or net realizable value can make inventory valuation highly complex. For the six months ended June 30, 2019, no additional reserve was recorded within cost of sales on the condensed consolidated statements of operations.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, management concluded that due to a material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective. This material weakness is due to the lack of segregation of duties within our accounting and finance group as a result of our limited financial resources. We continue to evaluate and implement procedures as deemed appropriate to remediate this weakness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On January 6, 2017, the Company commenced an action in the Supreme Court of New York, County of New York (the “Court”), against RENS Technology (“the Purchaser”), RENS Agriculture, the parent company of the Purchaser, and Ren Ren, a principal in both entities and one of our directors, arising from the Purchaser’s breach of the agreement under which the Purchaser agreed to invest an aggregate of $20.25 million in our company in exchange for an aggregate of 3,537,037 shares of our common stock and warrants to purchase an aggregate of 884,259 shares of common stock.

On April 11, 2017, the Court issued a decision finding that the Company had demonstrated a likelihood of success on the merits of the breach of contract claim but refused to grant the Company a pre-judgment attachment on shares of the Company’s stock owned by the Purchaser.

In August 2017, the Company amended its complaint adding several additional claims against RENS Agriculture, Mr. Ren and two additional Chinese defendants, including a claim against RENS Agriculture for breaching the exclusive distribution agreement, as well as claims against all defendants for theft and misappropriation of our confidential proprietary information and trade secrets, breach of fiduciary duty and duty of loyalty, misappropriation of corporate opportunity, unfair competition and other torts. The Purchaser filed a motion to dismiss the amended complaint and the Company has filed a motion to compel discovery, both of which are still pending because the parties have agreed to adjourn the hearing date a number of times to negotiate a settlement of the matter. The parties are currently in settlement discussions regarding the matter.

The outcome of this matter cannot be determined as of the date of this report.

On August 16, 2017, the Purchaser commenced an action in the District Court of Clark County in the State of Nevada against the Company and Joseph Mannello, the Company’s then interim Chief Executive Officer, alleging that Mr. Mannello had breached his fiduciary duties and had mismanaged the Company. The action sought monetary damages against Mr. Mannello and the appointment of a receiver over the Company. The Purchaser filed an applications to appoint a receiver and the Company filed its own motion to dismiss the action various grounds. On April 11, 2019, the parties filed, and the Court entered, a Stipulation and Order of dismissal which dismissed this action in its entirety without the payment of any monetary damages by the Company or Mr. Mannello.

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

MYOS RENS TECHNOLOGY INC.

Date: August 6, 2019	By:	/s/ Joseph Mannello
Name: Joseph Mannello
Title: Chief Executive Officer