Form 10-Q
period 2019-09-30
MYOS RENS TECHNOLOGY INC.
filed 2019-11-07
CIK 1402479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

As of November 7, 2019, there were 9,176,908 shares of the registrant’s common stock outstanding.

MYOS RENS TECHNOLOGY INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$396	$15
Accounts receivable, net	44	78
Other current asset	-	1,124
Inventories, net	1,625	1,676
Prepaid expenses	98	10
Total current assets	2,163	2,903

Operating lease right of use asset	203	-
Deferred offering costs	95	108
Other asset	-	50
Fixed assets, net	129	149
Intangible assets, net	983	1,245
Total assets	$3,573	$4,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$145	$236
Accrued expenses and other current liabilities	43	383
Deferred revenue	20	-
Operating lease liabilities – current portion	46	-
Related party promissory note payable and accrued interest	794	1,015
Total current liabilities	1,048	1,634

Long-term liabilities:
Operating lease liabilities – net of current portion	160	-
Total liabilities	1,208	1,634

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 500,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 12,000,000 shares authorized at September 30, 2019 and December 31, 2018; 9,176,908 and 7,481,723 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	9	8
Additional paid-in capital	40,494	37,880
Accumulated deficit	(38,138)	(35,067)
Total stockholders’ equity	2,365	2,821
Total liabilities and stockholders’ equity	$3,573	$4,455

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net revenues	$350	$66	$653	$211
Cost of sales	174	59	316	150
Gross profit	176	7	337	61
Operating expenses:
Selling, marketing and research	339	128	951	756
Personnel and benefits	406	396	1,226	1,162
General and administrative	342	392	1,200	1,298
Total operating expenses	1,087	916	3,377	3,216
Operating loss	(911)	(909)	(3,040)	(3,155)
Interest expense	(10)	(2)	(31)	(3)
Loss before income taxes	(921)	(911)	(3,071)	(3,158)
Net loss	$(921)	$(911)	$(3,071)	$(3,158)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.10)	$(0.12)	$(0.35)	$(0.45)

Weighted average number of common shares outstanding:
Basic and diluted	9,173,851	7,473,723	8,675,666	7,077,499

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(3,071)	$(3,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20	27
Amortization	262	215
Stock-based compensation	93	195
Deferred offering costs	-	96
Inventory reserve	-	25
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	34	(1)
Decrease in other current asset	1,124	-
Decrease in inventories	51	13
(Increase) decrease in prepaid expenses	(88)	55
Decrease in other asset bond deposit	50	-
Increase in deferred revenue	20	-
Increase in accrued interest on promissory note payable	29	-
Decrease in accounts payable and accrued expenses	(428)	(17)
Net cash used in operating activities	(1,904)	(2,550)

Cash Flows From Financing Activities:
Proceeds from registered direct offering of common stock, net	438	-
Proceeds from related promissory note payable		750
Deferred offering costs from at-the-market transaction	(3)	(108)
Deferred offering costs from private placement	-	(45)
Net proceeds from issuance of common stock in private placement	1,850	1,489
Net cash provided by financing activities	2,285	2,086

Net increase (decrease) in cash	381	(464)
Cash at beginning of period	15	923
Cash at end of period	$396	$459

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-
Operating leases	$57	$-

Supplemental schedule of non-cash investing and financing activities:
Conversion of related party promissory note into shares of common stock	$250	$-
Reclassification of deferred offering costs to additional paid in capital	$16	$6

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited: in thousands, except share amounts)

	Three Months Ended September 30, 2019
			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	equity
Balance at June 30, 2019	9,170,658	$9	$40,462	$(37,217)	$3,254
Stock-based compensation expense	-	-	22	-	22
Issuance of restricted common stock	6,250	-	10	-	10
Net loss	-	-	-	(921)	(921)
Balance at September 30, 2019	9,176,908	$9	$40,494	$(38,138)	$2,365

	Three Months Ended September 30, 2018
			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	equity
Balance at June 30, 2018	7,473,723	$7	$37,810	$(34,091)	$3,726
Stock-based compensation expense	-	-	30	-	30
Net loss	-	-	-	(911)	(911)
Balance at September 30, 2018	7,473,723	$7	$37,840	$(35,002)	$2,845

See accompanying Notes to Consolidated Financial Statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited; in thousands, except share amounts)

	Nine Months Ended September 30, 2019
			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2018	7,481,723	$8	$37,880	$(35,067)	$2,821
Net proceeds from sale of common stock	111,129	-	211	-	211
Net proceeds from private placement of common stock	1,267,123	1	1,849	-	1,850
Issuance of common stock upon conversion of related party promissory note payable	171,233	-	250	-	250
Stock-based compensation expense	-	-	93	-	93
Issuance of restricted stock	145,700	-	211	-	211
Net loss	-	-	-	(3,071)	(3,071)
Balance at September 30, 2019	9,176,908	$9	$40,494	$(38,138)	$2,365

	Nine Months Ended September 30, 2018
			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2017	6,340,604	$6	$36,202	$(31,844)	$4,364
Net proceeds from sale of common stock	271,520	-	466	-	466
Net proceeds from private placement of common stock	806,452	1	977	-	978
Stock-based compensation expense	-	-	140	-	140
Issuance of restricted stock	55,147	-	55	-	55
Net loss	-	-	-	(3,158)	(3,158)
Balance at September 30, 2018	7,473,723	$7	$37,840	$(35,002)	$2,845

See accompanying Notes to Consolidated Financial Statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND LIQUIDITY

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of September 30, 2019 have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures required by U.S. GAAP for complete consolidated financial statements have been condensed or omitted herein. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 27, 2019. The unaudited interim condensed consolidated financial statements presented herein reflect all normal adjustments that are, in the opinion of management, necessary for a fair presentation of the statement of the financial position, results of operations and cash flows for the periods presented. The Company is responsible for the unaudited interim condensed consolidated financial statements included in this report. The results of any interim period are not necessarily indicative of the results for the full year.

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

September 30, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Going Concern and Liquidity

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which contemplates the continuation of the Company as a going concern. The Company has suffered recurring losses from operations and incurred a net loss of approximately $3,071 for the nine months ended September 30, 2019 and $3,223 for the year ended December 31, 2018.

As of September 30, 2019 the Company had cash of $396 and working capital of $1,115 (current assets of $2,163 less current liabilities of $1,048). For the nine months ended September 30, 2019 and 2018, our net loss was $3,071 and $3,158 respectively. For the nine months ended September 30, 2019 and 2018, net cash used in operating activities was $1,904 and 2,550, respectively.

The Company has historically recorded minimal sales during the past twenty-one consecutive quarters. In June 2018, the Company launched a Fortetropin® based pet product called Myos Canine Muscle Formula. In March 2018, the Company launched Yolked®, a new sports nutrition product line. The Company is uncertain of the future revenue streams these products will generate.

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

On January 19, 2018, the Company sold 140,295 shares of common stock for $2.11 per share for gross proceeds of $296 in an at-the-market offering. On various dates in April 2018, the Company sold an aggregate of 131,225 shares of common stock at various prices for aggregate gross proceeds of $176 under the Company’s existing at-the-market program. A total of 771,520 shares were sold under this program for aggregate gross proceeds of $1,544.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

On July 24, 2018, the Company entered into a new sales agreement with H.C. Wainwright which established a new at-the-market equity program pursuant to which the Company may offer and sell $1,650 shares of common stock from time to time through H.C. Wainwright. The Company incurred $108 of deferred offering costs in connection with the execution of this new sales agreement which was recorded as a long term other asset on the Company’s condensed consolidated balance sheets as of December 31, 2018.

The deferred offering costs will be reflected as a reduction in equity as the Company incurs sales of its stock pursuant to this program. For the nine months ended September 30, 2019, $16 was recognized and reclassified to additional paid in capital. Management continues to evaluate the ongoing progress of this program and its related remaining deferred offering costs. For the three months ended September 30, 2019 the Company recorded $3 of deferred offering costs. As of September 30, 2019, the balance of deferred offering costs is $95.

On January 15, 2019, the Company sold 32,489 shares of common stock for $2.00 per share for gross proceeds of $65 in an at-the-market offering.

On March 19, 2019, the Company sold 78,640 shares of common stock for $1.85 per share for gross proceeds of $146 in an at-the-market offering.

As of the filing date of this Form 10-Q, a total of 111,489 shares were sold under this program for aggregate gross proceeds of $211.

Private Placements

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

Related Party Promissory Note Payable

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

The Note accrues interest at a rate of 5% per annum and all payments of principal, interest and other amounts under the Note were payable on August 31, 2019. Subsequently on October 24, 2019, the Company and the Lender agreed to extend the date of maturity to March 1, 2020. The Company may prepay, in whole or in part, at any time, the principal, interest and other amounts owing under the Note, without penalty.

For the three and nine months ended September 30, 2019, the Company recorded interest expense of $10 and $31, respectively. As of September 30, 2019, the Company accrued $44 of interest expense on the Note.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

Reclassification of Prior Period Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no impact on the Company’s prior period net loss or stockholders’ equity.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At September 30, 2019 and December 31, 2018 the Company had no cash equivalents. As part of our ongoing liquidity assessments, management evaluates our cash and cash equivalents. The Company maintains its bank accounts with high credit quality financial institutions and has never experienced any losses related to these bank accounts. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its financial institutions. The amount of funds held in these accounts can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities so the Company may at times have exposure to cash in excess of FDIC insured limits. At September 30, 2019, total cash was $396, which exceeded the FDIC coverage limit of $250 by $146. There were no accounts that exceeded the FDIC limit at December 31, 2018.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Inventory Reserves

Inventories are valued at the lower of cost or net realizable value, with cost determined on a first in, first-out basis. Each quarter the Company evaluates the need for a change in the inventory reserve based on projected future sales and expiration dates of products. Our policy is to recognize an inventory reserve as a loss in earnings in the period in which evidence exists that the net realizable value of inventory is less than its cost due to damage, physical deterioration, obsolescence, and changes in inventory reserve estimates, changes in price levels or other causes. Net realizable value is the estimated selling price in the ordinary course of business, less costs to complete and sell finished goods, including direct selling costs such as transportation and sales commissions as well as inventory write-offs. The multiple possible outcomes that can result from applying lower of cost or net realizable value can make inventory valuation highly complex. For the nine months ended September 30, 2019, no additional reserve was recorded within cost of sales on the condensed consolidated statements of operations.

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

On July 24, 2018, the Company entered into a new sales agreement, incurring $108 of deferred offering costs. As of September 30, 2019, $95 of deferred offering costs is included as a long-term asset on the accompanying condensed consolidated balance sheet.

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

September 30, 2019

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

Our policy is to evaluate intangible assets subject to amortization for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment testing of intangible assets subject to amortization involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows. In the event the carrying value of the asset exceeds the undiscounted future cash flows, the carrying value is considered not recoverable and an impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. The computed impairment loss is recognized in the period that the impairment occurs. Assets which are not impaired may require an adjustment to the remaining useful lives for which to amortize the asset. There were no impairment charges for the three and nine months ended September 30, 2019 and the year ended December 31, 2018. Intangible assets at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018
Intangibles with finite lives:
Intellectual property	$2,101	$2,101
Website - qurr.com	380	380
Less: accumulated amortization – intellectual property	(1,152)	(994)
Less: accumulated amortization – website	(346)	(242)
Total intangible assets, net	$983	$1,245

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, amortization expense for intangible assets is estimated to be as follows:

Years Ended December 31,	Amount
2019 (remaining three months)	$87
2020	210
2021	210
2022	210
2023	210
2024	56
Total	$983

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

Contract Liabilities

Contract liabilities may include deferred revenue related to customer payments made in advance of the customer obtaining control of the product, as well as liabilities associated with sales incentives. At September 30, 2019, and December 31, 2018, the Company had no contract liability balances.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Disaggregation of Net Revenues

Our net revenues by product type are presented for the three and nine months ended September 30, 2019 and 2018.

	Three months ended
	September 30,	September 30,
Product Type	2019	2018
Myos Canine Muscle Formula® (1)	$132	$8
Yolked® (2)	108	13
White label (3)	100	-
Qurr® (4)	10	40
Physician Muscle Health Formula (5)	-	5
Total Net Revenues	$350	$66

	Nine months ended
	September 30,	September 30,
Product Type	2019	2018
Myos Canine Muscle Formula® (1)	$282	$11
Yolked® (2)	229	28
White label (3)	100	-
Qurr® (4)	37	153
Physician Muscle Health Formula (5)	5	19
Total Net Revenues	$653	$211

(1)	Launched in June 2018
(2)	Launched in March 2018
(3)	White label fortetropin blend
(4)	Launched in June 2017
(5)	Fortetropin blend for physicians

Advertising

The Company charges advertising expenses to selling, marketing and research as incurred. These expenses were $667 and $267 for the nine months ended September 30, 2019 and 2018, respectively, and $200 and $8 for the three months ended September 30, 2019 and 2018, respectively.

Research and Development

Research and development expenses consist primarily of operating expenses, the cost of manufacturing our product for clinical study, the cost of conducting clinical studies and the cost of conducting preclinical and research activities.

Research and development expenses were $137 and $353 for the nine months ended September 30, 2019 and 2018, respectively, and $48 and $62 for the three months ended September 30, 2019 and 2018, respectively.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Shipping and Handling

The Company records expenses for shipping and handling of products to our customers as cost of sales. These expenses were $46 and $35 for the nine months ended September 30, 2019 and 2018, respectively, and were $30 and $11 for the three months ended September 30, 2019 and 2018, respectively.

Stock-based Compensation

Stock-based payments are measured at their estimated fair value on the date of grant. Stock-based awards to non-employees are re-measured at fair value each financial reporting date until performance is completed. Stock-based compensation expense recognized during a period is based on the estimated number of awards that are ultimately expected to vest. For stock options and restricted stock that do not vest immediately but which contain only a service vesting feature, we recognize compensation cost on the unvested shares and options on a straight-line basis over the remaining vesting period. These expenses are included as personnel and benefits within the condensed consolidated statements of operations. Stock-based compensation expenses were $93 and $195 for the nine months ended September 30, 2019 and 2018, respectively, and were $22 and $30 for the three months ended September 30, 2019 and 2018, respectively.

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

Segment Information

Accounting Standards Codification (“ASC”) 280, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments and requires selected information for those segments to be presented in the financial statements. It also establishes standards for related disclosures about products and services. Management has determined that the Company operates in one segment as all of its product lines include the main ingredient Fortetropin.

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

A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement. At September 30, 2019 and December 31, 2018 the Company’s financial instruments consisted primarily of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities. Due to their short-term nature, the carrying amounts of the Company’s financial instruments approximated their fair values.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Basic and Diluted Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potential dilutive securities outstanding had been issued. The Company uses the “treasury stock” method to determine the dilutive effect of common stock equivalents such as options, warrants and restricted stock. For the three and nine months ended September 30, 2019 and 2018, the Company incurred a net loss. Accordingly, the Company’s common stock equivalents were anti-dilutive and excluded from the diluted net loss per share computation.

The aggregate number of potentially dilutive common stock equivalents outstanding at September 30, 2019 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 1,216,096 which includes warrants to purchase an aggregate of 663,356 shares of common stock and options to purchase an aggregate of 555,740 shares of common stock.

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

For the three and nine months ended September 30, 2019 and 2018, the Company did not recognize any interest or penalty expense related to income taxes. The Company files income tax returns in the U.S. federal jurisdiction and in the states in which it does business.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance improves and clarifies the fair value measurement disclosure requirement of ASC 820. The new disclosure requirements include the changes in unrealized gains or losses included in other comprehensive income for recurring Level 3 fair value measurement held at the end of reporting period and the explicit requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The other provisions of ASU 2018-13 also include eliminated and modified disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019 with early adoption permitted, including in an interim period for which financial statements have not been issued or made available for issuance. The Company has evaluated the impact of early adoption of this ASU and determined that the adoption of ASU 2018-13 will not have a significant impact on its condensed consolidated financial statements.

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

September 30, 2019

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

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 4 – INVENTORIES, NET

Inventories, net at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Raw materials	$1,406	$1,769
Work in process	192	37
Finished goods	192	135
	1,790	1,941
Less: inventory reserves	(165)	(265)
Inventories, net	$1,625	$1,676

NOTE 5 – FIXED ASSETS

Fixed assets at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Furniture, fixtures and equipment	$116	$116
Computers and software	68	68
Leasehold improvements	239	239
Other	7	7
Total fixed assets	430	430
Less: accumulated depreciation	(301)	(281)
Net book value of fixed assets	$129	$149

Depreciation expense was $20 and $27 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 6 – PREPAID EXPENSES

Prepaid expenses consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses and other current assets at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Prepaid insurance & investor relations	$9	$6
Prepaid expenses	89	4
Total prepaid expenses	$98	$10

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of estimated future payments that relate to the current and prior accounting periods. Management reviews these estimates regularly to determine their reasonableness. Accrued expenses and other current liabilities at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Professional fees and other	$43	$111
Research & development	-	91
Board compensation	-	181
Total accrued expenses and other current liabilities	$43	$383

NOTE 8 - PROMISSORY NOTE PAYABLE

On August 30, 2018, the Company executed an unsecured promissory note (the “Note”) in the principal amount of $750 in favor of Joseph Mannello, the Company’s chief executive officer (the “Lender”). Pursuant to the Note, on August 30, 2018, the Lender advanced $500 of funds to the Company. On September 26, 2018, the Lender advanced an additional $250 of funds to the Company. The Note accrues interest at a rate of 5% per annum and all payments of principal, interest and other amounts under the Note were payable on August 31, 2019 or earlier under certain circumstances. The Company and Mr. Mannello agreed to extend the maturity date to March 1, 2020. (See Note 16)

The Company may prepay, in whole or in part, at any time, the principal, interest and other amounts owing under the Note, without penalty. On November 13, 2018, the Company amended and restated the Note to increase the maximum amount that may be drawn down under the Note from $750 to $1,000. The Company drew down an additional $250 under the Note in December 2018. As of December 31, 2018, the balance of the Note was $1,000 and the Company accrued $15 of interest expense. In March 2019, $250 of the Note was converted into 171,233 shares as part of a private placement (see Note 1). The proceeds of the Note will be used by the Company for general working capital purposes. As of September 30, 2019, the balance of the Note was $750 and $44 of accrued interest was recorded.

Note 9 – Stockholders’ Equity

Preferred Stock Purchase Rights

Effective February 14, 2017, the Board of Directors declared a dividend of one right (“Right”) for each of the Company’s issued and outstanding shares of common stock. The Rights were granted to the stockholders of record at the close of business on February 24, 2017. Each Right entitles the registered holder, upon the occurrence of certain events specified in the Rights Agreement, to purchase from the Company one one-thousandth of a share of the Company’s Series A Preferred Stock at a price of $7.00, subject to certain adjustments. The Rights are not exercisable until the occurrence of certain events, including a person acquiring or obtaining the right to acquire beneficial ownership of 10% or more of the Company’s outstanding common stock. The Rights are evidenced by certificates for the common stock and automatically transfer with the common stock unless they become exercisable. If the Rights become exercisable, separate certificates evidencing the Rights will be distributed to each holder of common stock. Holders of the preferred stock will be entitled to certain dividend, liquidation and voting rights. The rights are redeemable by us at a fixed price as determined by the Board, after certain defined events. As of September 30, 2019, the Rights have no dilutive effect on the earnings per common share calculation and no shares of preferred stock have been issued. At the time of issuance, the Company determined that these Rights have a de minimis fair value. The description and terms of the Rights are set forth in the Rights Agreement dated as of February 14, 2017 between the Company and its Rights Agent.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Issuance of Common Stock

The Company has periodically issued common stock in connection with certain private and public offerings. For the nine months ended September 30, 2019 and 2018 the Company has received aggregate gross proceeds of $2,312 and $1,472, respectively, from these offerings:

			Gross
Date	Shares		Proceeds
March 27, 2019	1,438,356	(1)	$2,100
January 1, 2019 through September 30, 2019	111,129	(2)	212
Aggregate gross proceeds received for the nine months ended September 30, 2019			2,312

April 29, 2018	806,452	(3)	1,000
April 4 through April 23, 2018	131,225	(4)	176
January 19, 2018	140,295	(5)	296
Aggregate gross proceeds received for the nine months ended September 30, 2018			1,472

(1)	Shares issued pursuant to a private placement with accredited investors for $1.46 per share.
(2)	Shares of common stock sold for between $1.85 and $2.00 per share in at-the-market offerings.
(3)	Shares issued pursuant to a private placement with accredited investors for $1.24 per share.
(4)	Shares of common stock sold for between $1.25 and $1.38 per share in at-the-market offerings.
(5)	Shares of common stock sold for $2.111 per share in an at-the-market offering.

Note 10 – Warrants

The following table summarizes information about outstanding and exercisable warrants at September 30, 2019:

		Number of	Shares	Shares
		Shares	Underlying	Underlying
		Underlying	Warrants	Warrants
		Warrants	Exchanged,	Outstanding		Expiration
		Originally	Exercised	and	Exercise	Term
Description	Grant Date	Granted	or Expired	Exercisable	Price	in years
Series B(1)	January 27, 2014	157,846	(157,846)	-	$-	-
Series C(2)	November 19, 2014	145,399	(142,957)	2,442	$12.00	0.25
Repricing Series C(2)	November 19, 2014		142,957	142,957	$9.00	0.25
Repricing Series E(2)	November 19, 2014	-	142,957	142,957	$9.00	0.25
Rens(3)	March 3, 2016	375,000	-	375,000	$7.00	1.50
Total		678,245	(14,889)	663,356

(1)	Issued in connection with the January 27, 2014 private placement transaction and which expired in January 2019.
(2)	Issued in connection with the November 19, 2014 registered-direct public offering, and subsequently revised pursuant to Warrant Exercise Agreements entered into on May 18, 2015.
(3)	Shares issued pursuant to the closing of the first tranche of the financing with RENS Technology Inc.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 11 – STOCK COMPENSATION

Equity Incentive Plan

In November 2016, the Company increased the number of shares available for issuance under its 2012 Equity Incentive Plan (as amended, the “Plan”) from 550,000 to 850,000, which was approved by the Company’s shareholders in December 2016. The Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. As of September 30, 2019, the remaining shares of common stock available for future issuances of awards was 179,260. The Company granted an aggregate of 30,000 options to purchase restricted common stock to certain directors prior to the adoption of the Plan. Stock options generally vest and become exercisable with respect to 100% of the common stock subject to such stock option on the third (3rd) anniversary of the date of grant. Any unvested portion of a stock option shall expire upon termination of employment or service of the participant granted the stock option, and the vested portion shall remain exercisable in accordance with the provisions of the Plan.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2019:

			Weighted
		Weighted	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Options	Price	Term (Years)
Balance at December 31, 2018	598,740	$5.93	1.54
Options granted during the nine months ended September 30, 2019	72,000	2.56	9.25
Balance at September 30, 2019	670,740	$5.57	6.52

At September 30, 2019 the exercisable options had no intrinsic value. As of September 30, 2019, there were 555,740 options vested and 115,000 options remain unvested. The vesting terms range from zero to 4 years and the vested options have a weighted average remaining term of 6.77 years and a weighted average exercise price of $5.57 per share.

The weighted average grant date fair value of the 72,000 stock options granted during the nine months ended September 30, 2019 was $0.76. The following table summarizes the assumptions used to value stock using a Black-Scholes model:

Expected annualized volatility:	50.00%
Annual risk-free interest rate:	2.38%
Expected time to maturity:	7 years
Exercise Price	$2.00

The risk-free rate is based on the U.S. Treasury rate for a note with a similar term in effect at the time of the grant. The expected annualized volatility is based on the volatility of the Company’s historical stock prices.

Stock-Based Compensation

Stock-based compensation consists of expenses related to the issuance of stock options and restricted stock. Stock-based compensation expenses were $93 and $195 for nine months ended September 30, 2019 and 2018, respectively.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

The Company’s aggregate matching contributions were $26 and $25 for the nine months ended September 30, 2019 and 2018, respectively.

Product Liability

As a manufacturer of nutritional supplements that are ingested by consumers, the Company may be subject to various product liability claims. Although we have not had any claims to date, it is possible that future product liability claims could have a material adverse effect on our business or financial condition, results of operations or cash flows. The Company currently maintains product liability insurance of $5 million per-occurrence and a $10 million annual aggregate coverage. At September 30, 2019 and December 31, 2018, the Company had not recorded any accruals for product liability claims.

Endorsement Agreements

The Company has entered into various endorsement agreements with three athletes to endorse the Company’s Yolked product. Under the terms of the agreements, the athletes have agreed to make personal appearances and provide social media and other content posts featuring Yolked.  As of September 30, 2019, under the terms of the agreements, the Company is obligated to pay these athletes a total of $87 in the fourth quarter of 2019 and an additional $42 through April 2020.

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

The Company’s office equipment operating lease is for a copier and the agreement expires in November 2023. The components of lease expense of $48 for the nine months ended September 30, 2019 were recorded in the condensed consolidated statement of operations.

The following table provides a breakdown of lease balances within the condensed consolidated balance sheet as of September 30, 2019:

September 30, 2019
Operating lease right of use asset	$203

Operating lease liability:
Lease Liability : current	$46
Lease Liability : non-current	160
Total operating lease liability	$206

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Other information related to leases are as follows:

September 30, 2019
Cash paid for rent included in the measurement of operating lease liabilities cash flows	$57

Right-of-use asset obtained in exchange for new operating lease liability	-

Weighted-average remaining lease term- operating leases, in years	3.79

Weighted-average discount rate - operating leases	11.7%

Future minimum lease payments for operating leases with initial or remaining noncancellable lease terms in excess of one year as of September 30, 2019 are as follows:

For years ending	Amount
2019 (remaining three months)	$21
2020	69
2021	77
2022	80
2023	3
Total future minimum lease payments	$250
Imputed interest	(54)
Total Lease Liability	$196

There were no material operating leases that the Company had entered into and that were yet to commence as of September 30, 2019.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Note 14 – Related Party Transactions

The following is a description of the transactions we have engaged in with our directors, director nominees and officers and beneficial owners of more than five percent of our voting securities and their affiliates:

On August 30, 2018, the Company executed an unsecured promissory note (the “Note”) in the principal amount of $750 in favor of Joseph Mannello, the Company’s chief executive officer (the “Lender”). The Note accrues interest at a rate of 5% per annum and all payments of principal, interest and other amounts under the Note were payable on August 31, 2019. The Company and the Lender have agreed to extend the maturity date of the Note to March 1, 2020.

The Company may prepay, in whole or in part, at any time, the principal, interest and other amounts owing under the Note, without penalty. The Note includes standard events of default including non-payment of the principal or accrued interest due on the Note.

On November 13, 2018, the Company amended and restated the Note to increase the maximum amount that may be drawn down under the Note from $750 to $1,000. The Company drew down an additional $250 under the Note in December 2018. As of December 31, 2018, the balance of the Note was $1,000 and the Company accrued $15 of interest expense. In March 2019, $250 of the Note was converted into 171,233 shares as part of a private placement. As of September 30, 2019, the balance of the Note was $750 and the Company recorded $44 of accrued interest.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

Note 16 – SUBSEQUENT EVENT

On October 24, 2019 the Company and its Chief Executive Officer, Joseph Mannello, agreed to extend the maturity date of its related party promissory note payable from August 31, 2019 to March 1, 2020.

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

In 2016, we launched Physician Muscle Health Formula, a proprietary formulation containing Fortetropin® and sold directly to physicians to give to their patients who are focused on wellness. The Company recorded $5 and $19 in net revenue relating to this product for the nine months ended September 30, 2019, and September 30, 2018.

In June 2017, we launched Qurr, a Fortetropin®-powered product line formulated to support the vital role of muscle in overall well-being as well as in fitness. Our Qurr line of muscle-focused over-the-counter products are available through a convenient, direct-to-consumer e-commerce platform at www.qurr.com. For the nine months ended September 30, 2019 and September 30, 2018 the Company recorded $37 and $153 of net revenue for our Qurr product line.

In March 2018, we launched Yolked®, a Fortetropin®-powered product which is NSF Certified for Sports, and developed and marketed to collegiate and professional athletes who want to increase their muscle size and performance with an all-natural advanced nutrition product. For the nine months ended September 30, 2019 and September 30, 2018 the Company recorded $229 and $28 of net revenue for our Yolked® product line.

In June 2018, we launched our Fortetropin® based pet product Myos Canine Muscle Formula® (“MCMF”). Two veterinarian hospitals had previously performed some informal observational studies with older dogs experiencing muscle atrophy and observed positive results in the dogs after taking our pet product. We believe that the positive feedback received from the veterinarian community, together with the positive results from our study with Kansas State University will enable us to grow our domestic pet business product line. For the nine months ended September 30, 2019 and September 30, 2018 the Company recorded $282 and $11 of net revenue for our MCMF product.

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

We invest in research and development activities externally through academic and industry collaborations aimed at enhancing our products, optimizing manufacturing and broadening the product portfolio. We have developed the following collaborations with various academic centers:

●	In August 2019, we entered into a research agreement with the Department of Kinesiology at McMaster University in Hamilton, Canada to evaluate the impact of Fortetropin on reducing muscle disuse atrophy in young men. The Principal Investigator for this clinical study is Stuart M. Phillips, PhD, Professor of Kinesiology, at McMaster University. In this randomized, double-blind, placebo-controlled clinical study, 24 male subjects, will consume either Fortetropin or a macronutrient-matched placebo for 6 weeks. After a 2-week Fortetropin pre-treatment phase, subjects will wear a knee brace for a period of 2 weeks in order to simulate immobilization-induced muscle disuse atrophy. Following the immobilization phase, subjects will remove the knee brace while continuing to consume Fortetropin for an additional 2 weeks (recovery phase). In order to assess the impact of Fortetropin on muscle atrophy, a series of body composition measurements will be performed during each phase of the study. In addition, muscle biopsy samples will be collected during each phase and in-depth biochemical analyses will be performed. We anticipate that the study will be concluded in the first quarter of 2021.

●	In February 2019, we entered into an agreement with the College of Veterinary Medicine at Kansas State University to study the impact of Fortetropin® on quality of life and activity in geriatric dogs. The principal investigator for this study is Kenneth R. Harkin DVM, DACVIM (SAIM), Professor and Section Head, College of Veterinary Medicine, Kansas State University. In this randomized, double-blind, placebo-controlled study, 40 geriatric dogs will randomly be assigned to two groups where they will consume either Fortetropin® or a placebo for 14 weeks. The quality of life evaluation at baseline, midpoint and end of study will be based on questionnaires filled by the dog owners. The level activity at baseline, midpoint and end of study will be based on data recorded on the Vetrax collars worn by the dogs. We anticipate that the study will be concluded in the first quarter of 2020.

●	In May 2018, we entered into a research agreement with Weill Cornell Medical College to study the efficacy of Fortetropin® in preventing weight and muscle loss associated with cancer in a mouse model of lung cancer. The results from this research did not show that Fortetropin® had a significant impact on cancer-related weight and muscle loss. Therefore, we have decided not to pursue future cachexia-related studies with Fortetropin®.

●	In March 2018, we entered into a research agreement with Rutgers University, The State University of New Jersey, to work with Rutgers researchers in a program focused on discovering compounds and products for improving muscle health and performance. We anticipate that the study will be concluded in the first half of 2020.

●	In December 2017, we entered into an agreement with the University of California, Berkeley’s Department of Nutritional Sciences & Toxicology to study the effects of Fortetropin® on increasing the fractional synthetic rate (“FSR”) of skeletal muscle proteins in men and women between 60 and 75 years old. The Principal Investigator for this clinical study was William J. Evans, PhD, Adjunct Professor of Human Nutrition at the Department of Nutritional Sciences & Toxicology at the University of California, Berkeley. Professor Evans, a leading authority in muscle health research, coordinated the activities of a multi-disciplinary team of scientists and physicians. In this randomized, double-blind, placebo-controlled clinical study, 20 subjects, men and women 60 – 75 years of age, consumed either Fortetropin® or a placebo for 21 days along with daily doses of a heavy water tracer. After 21 days, a micro-biopsy was collected from each subject to determine the FSR of muscle proteins. In July 2018, we agreed to pay for additional costs incurred in connection with the study. This clinical study was completed in June 2019 and the results showed that among subjects who received Fortetropin, the average FSR of several muscle protein gene ontologies were significantly higher compared to the placebo group. The proportion of proteins with an increased FSR in the Fortetropin group relative to the placebo group was found to be statistically significant.

●	In April 2017, we entered into an agreement with the College of Veterinary Medicine at Kansas State University to study the impact of Fortetropin® on reducing muscle atrophy in dogs after Tibial-Plateau-Leveling Osteotomy (“TPLO”) surgery to repair the cranial cruciate ligament (CCL). In August 2018, we agreed to pay for additional costs incurred in connection with the study. The study was completed and Kenneth R. Harkin DVM, DACVIM (SAIM), Professor and Section Head, College of Veterinary Medicine, Kansas State University and the principal investigator of the study presented the results titled, “The Impact of Fortetropin® Supplementation on Dogs Recovering from TPLO surgery” at the VMX Conference in Orlando in January 2019.

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

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

	Three Months September 30,		Change
	2019	2018	Dollars	%

Net revenues	$350	$66	$284	430%
Cost of sales	174	59	115	200%
Gross profit	176	7	169	2,414%

Operating expenses:
Selling, marketing and research	339	128	211	165%
Personnel and benefits	406	396	10	2%
General and administrative	342	392	(50)	-13%
Total operating expenses	1,087	916	171	18%

Operating loss	(911)	(909)	(2)	1%

Interest expense	(10)	(2)	(8)	395%

Net loss	$(921)	$(911)	$(10)	1%

Net revenues

Net revenues for the three months ended September 30, 2019 increased $284, or 430%, to $350 compared to net revenues of $66 for the three months ended September 30, 2018. This increase in net revenues of $284 was primarily due to an increase of $219 for two new products launched in 2018, $95 for Yolked® and $124 for Myos Canine Muscle Formula, and a white label order for $100 in 2019, offset by a decrease of $35 from our older product lines.

Cost of sales

Cost of sales for the three months ended September 30, 2019 increased $115 or 200% to $174 compared to cost of sales of $59 for the three months ended September 30, 2018 primarily due to an increase in costs for our new products that were sold.

Operating expenses

Operating expenses for the three months ended September 30, 2019 increased $171 or 18% to $1,087 compared to operating expenses of $916 for the three months ended September 30, 2018. The increase is primarily due to a $211 or 165% increase in selling, marketing and research expenses due to planned increased in marketing and promotions of our new product line, a 2% increase in personnel and benefits of $10 offset by a 13% decrease in general and administrative of $50 primarily due to a decrease in consulting fees.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

	Nine Months September 30,		Change
	2019	2018	Dollars	%

Net revenues	$653	$211	$442	209%
Cost of sales	316	150	166	109%
Gross profit	337	61	276	452%

Operating expenses:
Selling, marketing and research	951	756	195	26%
Personnel and benefits	1,226	1,162	64	6%
General and administrative	1,200	1,298	(98)	-8%
Total operating expenses	3,337	3,216	161	5%

Operating loss	(3,040)	(3,155)	115	-5%

Interest expense	(31)	(3)	(28)	934%

Net loss	$(3,071)	$(3,158)	$(87)	-3%

Net revenues

Net revenues for the nine months ended September 30, 2019 increased $442 or 209% to $653 compared to net revenues of $211 for the nine months ended September 30, 2018. The increase in net revenues of $442 was primarily due to an increase of $472 for two new products launched in 2018, $201 for Yolked® and $271 for Myos Canine Muscle Formula, and a white label order for $100 in 2019 offset by a decrease of $130 from our older product lines.

Cost of sales

Cost of sales for the nine months ended September 30, 2019 increased $166 or 109% to $316 compared to cost of sales of $150 for the nine months ended September 30, 2018. The increase was due primarily to an increase in costs for our new products that were sold.

Operating expenses

Operating expenses for the nine months ended September 30, 2019 increased $161 or 5% to $3,337, compared to operating expenses of $3,216 for the nine months ended September 30, 2018. The increase is due primarily to a 26% increase in selling, marketing and research of $195 due to a planned increased in marketing and promotions of our new product lines and an increase of 6% in personnel and benefits of $64 due to hiring additional staff offset by a decrease of 8% in general and administrative of $98 primarily due to a decrease in consulting fees.

Interest expense

Interest expense for the nine months ended September 30, 2019 increased $28 due to interest accrued on the unsecured promissory note issued in August 2018.

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

Working capital at September 30, 2019 and December 31, 2018 is summarized as follows:

	September 30,	December 31,	Increase
	2019	2018	(Decrease)
Current Assets:
Cash	$396	$15	$381
Accounts receivable, net	44	78	(34)
Other current asset	-	1,124	(1,124)
Inventories, net	1,625	1,676	(51)
Prepaid expenses	98	10	88
Total current assets	$2,163	$2,903	$(740)
Current liabilities:
Accounts payable	$145	$236	$(91)
Accrued expenses and other current liabilities	43	383	(340)
Deferred revenue	20	-	20
Operating lease liabilities – current portion	46	-	46
Related party promissory note payable and accrued interest	794	1,015	(221)
Total current liabilities	$1,048	$1,634	$(586)

Working capital increased $154 to $1,115 at September 30, 2019 compared to $1,269 at December 31, 2018.

Significant changes in working capital components were as follows:

●	Cash increased $381 primarily due to net proceeds provided by financing activities of $2,285 offset by net cash used in operating activities of $1,904

●	Other current assets decreased due to collection of $1,124 tax receivable.

●	Total current liabilities decreased $586 primarily due to a decrease in accounts payable and accrued expenses and other liabilities of $431 and the conversion of $250 of the promissory note payable offset by accrued interest of $29; an increase in deferred revenue of $20 and an increase of $46 for operating lease liabilities – current portion.

At September 30, 2019, we had cash of $396 and total assets of $3,573. Summarized cash flows for the nine months ended September 30, 2019 and 2018 are as follows:

	Nine Months Ended September 30,
	2019	2018	Change
Net cash used in operating activities	$(1,904)	$(2,550)	$646
Net cash provided by financing activities	2,285	2,086	199
Net increase (decrease) in cash	$381	$(464)	$845

Net cash used in operating activities represents net loss adjusted for certain non-cash items and changes in operating assets and liabilities.

Net cash used in operating activities for the nine months ended September 30, 2019 was $1,904, a decrease of $646 compared to $2,550 used in operating activities for the nine months ended September 30, 2018.

Net cash provided by financing activities for the nine months ended September 30, 2019 was $2,285, an increase of $199 compared to $2,086 provided by financing activities for the nine months ended September 30, 2018.

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

There were no impairment charges for the three and nine months ended September 30, 2019 and the year ended December 31, 2018.

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

For the nine months and three months ended September 30, 2019 and 2018, the Company did not recognize any interest or penalty expense related to income taxes. The Company files income tax returns in the U.S. federal jurisdiction and in the states in which it does business.

Inventory Reserves

Inventories are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Each quarter the Company evaluates the need for a change in the inventory reserve based on projected future sales and expiration dates of products. Our policy is to recognize an inventory reserve as a loss in earnings in the period in which evidence exists that the net realizable value of inventory is less than its cost due to damage, physical deterioration, obsolescence, and changes in inventory reserve estimates, changes in price levels or other causes. Net realizable value is the estimated selling price in the ordinary course of business, less costs to complete and sell finished goods, including direct selling costs such as transportation and sales commissions as well as inventory write-offs. The multiple possible outcomes that can result from applying lower of cost or net realizable value can make inventory valuation highly complex. For the nine months ended September 30, 2019, no additional reserve was recorded within cost of sales on the condensed consolidated statements of operations.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, management concluded that due to a material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective. This material weakness is due to the lack of segregation of duties within our accounting and finance group as a result of our limited financial resources. We continue to evaluate and implement procedures as deemed appropriate to remediate this weakness.

Changes in Internal Control over Financial Reporting

The Company implemented processes and controls related to the recording of right-of-use assets and lease liabilities in connection with the adoption of ASC 842, “Leases,” as described in the “Leases and Commitments” note of the financial statements. Otherwise, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) identified in connection with the evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MYOS RENS TECHNOLOGY INC.

Date: November 7, 2019	By:	/s/ Joseph Mannello
Name: Joseph Mannello
Title: Chief Executive Officer