Form 10-K
period 2019-12-31
MYOS RENS TECHNOLOGY INC.
filed 2020-03-24
CIK 1402479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐    No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price of $1.52 for the registrant’s common shares on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter as reported on the Nasdaq Capital Market, was approximately $13.9 million.

As of March 24, 2020, there were 10,857,373 shares of the registrant’s common stock outstanding.

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

We caution readers that a variety of factors could cause actual results to differ materially from anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

●	our ability to market and generate sales of our products, including Yolked®, Myos Canine Muscle Formula®, Qurr®, Physicians Muscle Health Formula and other products;

●	our ability to successfully expand into new market categories, as well as geographic markets;

●	our ability to adequately protect our intellectual property;

●	our ability to develop and introduce new products and mitigate competitive threats from other providers;

●	our ability to generate future sales and achieve profitability;

●	our ability to attract and retain key members of our management team;

●	our ability to collect our accounts receivable from our customers;

●	our reliance on third-party processors;

●	our ability to maintain and expand our manufacturing capabilities and reduce the cost of our products;

●	shortages in the supply of, or increases in the prices of, raw materials or shelf life limits on ingredients or finished product;

●	our ability to conduct research and development activities and the success of such activities to create new products and further validate our existing ones, including continued research on Fortetropin® and its impact on muscular disorders;

●	our ability to maintain raw material import permits, obtain regulatory approvals in countries of interest and comply with government regulations;

●	future financing plans and anticipated needs for working capital;

●	our ability to attract additional investors, increase shareholder value and continue to comply with NASDAQ’s continuing listing standards;

●	anticipated trends in our industry;

●	the effect of economic conditions; and competition existing today or that will likely arise in the future.

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

Our executive offices are currently located at 45 Horsehill Road, Suite 106, Cedar Knolls, New Jersey 07927 and our telephone number is (973) 509-0444. Our corporate website address is http://www.myosrens.com and our product websites are http://www.yolked.com; http://www.myospet.com. The information on our current or future websites is not, nor shall such information be deemed to be, a part of this Report or incorporated in filings we make with the Securities and Exchange Commission.

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

Our principal business activities have been focused on deepening our scientific understanding relating to the activity of Fortetropin®, and to leverage this knowledge to strengthen and build our intellectual property estate; developing sales and marketing strategies aimed at expanding our commercial presence; evaluating the value of Fortetropin® in therapeutic markets, including the treatment of sarcopenia, cachexia, anorexia, obesity and muscular disorders; and, conducting research and development focused on the discovery, development and commercialization of other products and technologies aimed at maintaining or improving the health and performance of muscle tissue. Since our inception in April 2007, we have recognized cumulative revenues of approximately $9.4 million.

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

Global Market Overview

According to the Natural Marketing Institute, the Dietary Supplement, Functional Food and Beverage, and Natural Personal Care markets represent more than $275 billion in annual worldwide sales in 2018. The market for the global sports nutrition segment grew to $15 billion in 2018 and is expected to continue to grow to $24 billion by 2022, according to data from Euromonitor International. In the United States alone, revenues reached $9.1 billion in 2018 consisting of nearly 60% of the total with a growth of 11% per year through 2022, reaching an expected $15 billion by 2022 which makes it the fastest growing market for functional foods.

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

Canine Clinical Research

●	Effect of Fortetropin® to reverse disuse atrophy in dogs after an orthopedic surgery procedure to repair the cranial cruciate ligament (CCL);

●	Effect of Fortetropin® on quality of life and activity in geriatric dogs;

●	Effect of Fortetropin® on serum myostatin levels in healthy dogs.

Human Clinical Research

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

  We invest in research and development activities externally through academic and industry collaborations aimed at enhancing our products, optimizing manufacturing and broadening the product portfolio. We have developed the following collaborations with various academic centers:

●	In August 2019, we entered into a research agreement with the Department of Kinesiology at McMaster University in Hamilton, Canada to evaluate the impact of Fortetropin on reducing muscle disuse atrophy in young men. The Principal Investigator for this clinical study is Stuart M. Phillips, PhD, Professor of Kinesiology, at McMaster University. In this randomized, double-blind, placebo-controlled clinical study, 24 male subjects, will consume either Fortetropin or a macronutrient-matched placebo for 6 weeks. After a 2-week Fortetropin pre-treatment phase, subjects will wear a knee brace for a period of 2 weeks in order to simulate immobilization-induced muscle disuse atrophy. Following the immobilization phase, subjects will remove the knee brace while continuing to consume Fortetropin for an additional 2 weeks (recovery phase). In order to assess the impact of Fortetropin on muscle atrophy, a series of body composition measurements will be performed during each phase of the study. In addition, muscle biopsy samples will be collected during each phase and in-depth biochemical analyses will be performed. We anticipate that the study will be concluded in the first quarter of 2022. No work has started on this study as of March 24, 2020.

●	In February 2019, we entered into an agreement with the College of Veterinary Medicine at Kansas State University to study the impact of Fortetropin® on quality of life and activity in geriatric dogs. The principal investigator for this study is Kenneth R. Harkin DVM, DACVIM (SAIM), Professor and Section Head, College of Veterinary Medicine, Kansas State University. In this randomized, double-blind, placebo-controlled study, 40 geriatric dogs will randomly be assigned to two groups where they will consume either Fortetropin® or a placebo for 14 weeks. The quality of life evaluation at baseline, midpoint and end of study will be based on questionnaires filled by the dog owners. The level activity at baseline, midpoint and end of study will be based on data recorded on the Vetrax collars worn by the dogs. We anticipate that the study will be concluded in the first half of 2020.

●	In May 2018, we entered into a research agreement with Weill Cornell Medical College to study the efficacy of Fortetropin® in preventing weight and muscle loss associated with cancer in a mouse model of lung cancer. The results from this research did not show that Fortetropin® had a significant impact on cancer-related weight and muscle loss. Therefore, we have decided not to pursue future cachexia-related studies with Fortetropin®.

●	In March 2018, we entered into a research agreement with Rutgers University, The State University of New Jersey, to work with Rutgers researchers in a program focused on discovering compounds and products for improving muscle health and performance. We anticipate that the study will be concluded in the second half of 2020.

●	In December 2017, we entered into an agreement with the University of California, Berkeley’s Department of Nutritional Sciences & Toxicology. The research project studied the effects of Fortetropin® on increasing the fractional rate of skeletal muscle protein synthesis in men and women between 60 and 75 years old. The Principal Investigator for this clinical study is William J. Evans, PhD, Adjunct Professor of Human Nutrition at the Department of Nutritional Sciences & Toxicology at the University of California, Berkeley. Professor Evans, a leading authority in muscle health research, coordinated the activities of a multi-disciplinary team of scientists and physicians. In this randomized, double-blind, placebo-controlled clinical study, 20 subjects, men and women 60 – 75 years of age, consumed either Fortetropin® or a placebo for 21 days along with daily doses of a heavy water tracer. After 21 days, a micro-biopsy was collected from each subject to determine the fractional rate of muscle protein synthesis. In July 2018, we agreed to pay for additional costs incurred in connection with the study. This clinical study was completed in June 2019 and the results showed that among subjects who received Fortetropin, the average FSR of several muscle protein gene ontologies was significantly higher compared to the placebo group. The proportion of proteins with an increased FSR in the Fortetropin group relative to the placebo group was found to be statistically significant. The overall magnitude of increase was 15%.

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

In February 2014, we expanded our commercial operations into the age management market through a distribution agreement with Cenegenics Product and Lab Services, LLC (“Cenegenics”), under which Cenegenics distributed and promoted a proprietary formulation containing Fortetropin® through its age management centers and its community of physicians focused on treating a growing population of patients focused on proactively addressing age-related health and wellness concerns. The distribution agreement with Cenegenics expired in December 2016. There were no sales to Cenegenics in 2018. The Company received a new purchase order in April 2019 and recorded $202 of sales to Cenegenics in 2019.

In April 2015 we launched Rē Muscle Health®, our own direct-to-consumer brand with a portfolio of muscle health bars, meal replacement shakes and daily supplement powders each containing a full 6.6 gram single serving dose of Fortetropin®. Our Rē Muscle Health® products were sold through our website, www.remusclehealth.com, and www.amazon.com until March 2017 when the product line was discontinued. The Company recorded no net sales in 2019 and 2018 of Rē Muscle Health® products. Any remaining expired inventory was written off as of the year ended December 31, 2018.

In May 2016, we launched Physician Muscle Health Formula®, a proprietary formulation containing Fortetropin® and sold the product directly to physicians to distribute to their patients who are focused on wellness. The Company recorded $10 and $24 of net sales of Physician Muscle Health Formula® for the years ended December 31, 2019, and December 31, 2018. The Company relaunched the product as part of its longevity marketing strategy in December 2019.

In March 2017 we launched Qurr®, a Fortetropin®-powered product line formulated to support the vital role of muscle in overall well-being as well as in fitness. Our Qurr line of muscle-focused over-the-counter products are available through a convenient, direct-to-consumer e-commerce platform at www.qurr.com. We recorded $40 and $175 of net sales in for our Qurr® product line for the years ended December 31, 2019, and December 31, 2018. Any remaining expired inventory was written off as of the year ended December 31, 2018. The remaining inventory on hand as of December 31, 2019 expires in March 2021.

In March 2018, we launched Yolked®, a Fortetropin®-powered product which is NSF Certified for Sports, and developed and marketed to collegiate and professional athletes who want to increase their muscle size and performance with an all-natural advanced nutrition product. We recorded $284 and $117 of net sales for our Yolked® product line for the years ended December 31, 2019, and December 31, 2018.

In June 2018, we launched our Fortetropin® based pet product Myos Canine Muscle Formula® (“MCMF”). Two veterinarian hospitals had previously performed some informal observational studies with older dogs experiencing muscle atrophy and observed positive results after taking our pet product. We believe that the positive feedback received from the veterinarian community, together with the positive results from our study with Kansas State University, will enable us to grow our domestic pet business product line. In July 2019 we launched a version of MCMF called VET Strength to focus on veterinarians and their dog patients. We recorded $476 and $44 of net sales of our pet product Myos Canine Muscle Formula® for the years ended December 31, 2019, and December 31, 2018.

In November 2019, we launched our white label business, working with manufacturers to create new brands and products using Fortetropin® as the foundation. We had $19 in white label sales for the year ended December 31, 2019.

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

In January 2019, the United States Patent and Trademark Office (“USPTO”) issued the Company a new patent (United States Patent No. 10,165,785) titled, “Process for Producing Composition for Increasing Muscle Mass”. A new patent significantly enhances the Company’s existing intellectual property portfolio, enabling MYOS to protect its advanced technologies for the development of innovative nutrition products to address musculoskeletal health. The new patent covers an advanced, state-of-the-art manufacturing process for a fertilized, egg yolk-derived composition that helps maintain the natural bioactivity of egg yolk without compromising its safety. It was developed by researchers at the German Institute of Food Technologies/DIL (“DIL”) including Dr. Volker Heinz, Director of DIL and a co-inventor on the patent. DIL has assigned full rights of this patent to the Company. The processes covered by these patents are used to manufacture our nutrition products.

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

We intend to file as many applications and continuation/divisional/continuation-in-part applications as possible. Several additional pending patent applications that we are pursuing include:

●	Methods for alleviating, inhibiting or reversing muscle disuse atrophy in mammals.

●	Methods and compositions for improving skeletal muscle protein fractional synthetic rate.

●	Methods for improving quality of life and increasing activity in aging mammals.

●	Methods of treating degenerative muscle disease – covering methods of treating various degenerative muscle diseases, such as sarcopenia, with avian egg-based products and the compositions thereof.

●	Methods and products for increasing muscle mass – covering various combinations of proteins, lipids and other molecules, which are active in the natural form of our core commercial products, which may be combined to yield improved products and methods for increasing muscle mass.

●	Egg-based product containing hydroxymethylbutyrate, or HMB, for the treatment of degenerative muscle disease – covering a line of products combining avian egg-based products with HMB for improved treatment of degenerative muscle diseases and the methods of treating the same.

●	Egg-based product containing leucine for treatment of degenerative muscle disease - covering a line of products combining avian egg-based products with leucine for improved treatment of degenerative muscle diseases and the methods of treating the same.

●	Methods of treatment of degenerative muscle disease using egg-based products and testosterone replacement therapy – covering methods of treating degenerative muscle disease in combination with testosterone replacement therapy for improved results.

●	Methods of treatment of cancer and neurological diseases using avian egg powder.

●	Methods of treatment of insulin resistance and Type II diabetes using avian egg powder.

●	Method of enhancing overall health and longevity using avian egg powder.

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

Manufacturing; Raw Materials and Suppliers

We are committed to producing and selling highly efficacious products that are trusted for their quality and safety. To date, our products have been outsourced to third party manufacturers where the products are manufactured in full compliance with cGMP standards set by the FDA. All of the raw materials for our current products are currently sourced from third-party suppliers. We have focused on the efficiency and economics of manufacturing Fortetropin® and the related production costs to achieve maximum savings in production.

We currently have an agreement with only one third-party manufacturer of Fortetropin®, who will manufacture the formula exclusively for us in perpetuity, and may not manufacture the formula for other entities. We have multiple vendors for blending, packaging and labeling our products.

Competition

The market for nutritional foods is highly competitive. Companies operating in the space include PepsiCo Inc., Glanbia Plc. GNC Holdings, The Coca-Cola Company, GlaxoSmithKline, Abbott Laboratories, Nestle S.A., Purina and Universal Nutrition. Competition is based on price, quality, customer service, marketing and product effectiveness. Our competition includes numerous nutritional supplement companies that are highly fragmented in terms of geographic market coverage, distribution channels and product categories. In addition, large pharmaceutical companies and packaged food and beverage companies compete with us in the nutritional supplement market. These companies and certain nutritional supplement companies have broader product lines and/or larger sales volumes than us and have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities. Other companies are able to compete more effectively due to a greater extent of vertical integration. Private label products of our competitors, which in recent years have significantly increased in certain nutrition categories, compete directly with our products. In several product categories, private label items are the market share leaders. Increased competition from such companies, including private label pressures, could have a material adverse effect on our results of operations and financial condition. Many companies within our industry are privately-held and therefore, we are unable to assess the size of all of our competitors or where we rank in comparison to such privately-held competitors with respect to sales.

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

Employees

We currently have 15 full-time employees (including one executive officer). We also employ several consultants. None of our employees is represented by a labor union and we consider our employee relations to be good.

Item 1A.	Risk Factors.

Investing in our securities involves a high degree of risk. Before deciding whether to invest in our securities, you should carefully consider the risk factors set forth below, and other information contained in this Report including our financial statements and the related notes thereto. The risks and uncertainties set forth below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also adversely affect us. If any of the described risks occur, our business, financial condition or results of operations could be materially harmed. In such case, the value of our securities could decline and you may lose all or part of your investment. Dollar amounts in this section are in thousands, unless otherwise indicated.

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

We are an early stage company and have a limited operating history. Our future prospects should be considered in light of the risks and uncertainties experienced by early stage companies in evolving markets such as the market for our current and future products, if any, in the United States. We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

●	build a strong and compelling consumer brand and;

●	increase awareness and develop customer loyalty;

●	adequately protect and build our intellectual property;

●	develop new products while maintaining effective control of our costs and expenses;

●	conduct successful research and development activities;

●	respond to requirements and changes in our regulatory environment;

●	respond to competitive market conditions;

●	availability of sufficient capital resources to adequately promote and market our products;

●	attract, retain and motivate qualified personnel and,

●	respond to business challenges associated with COVID-19.

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

We sell a portion of our products through distributors. For the year ended December 31, 2019, our net sales were $1,032, of which $202, or 20%, was attributable to a major customer. For the year ended December 31, 2018, our net sales were $360, of which $76, or 21%, was attributable to a major customer.

In 2018 we launched our websites www.yolked.com and www.myospet.com to go along with www.qurr.com to sell our current brands direct to consumers. Our products can be purchased via the amazon.com site as well as chewy.com.

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

At December 31, 2019, we had cumulative net losses from inception of $39,325. Our net loss for the years ended December 31, 2019 and 2018 were $4,258 and $3,223, respectively. We also had negative cash flows from operating activities. Historically, we have funded our operations from the proceeds from the sale of equity securities, debt issuances, sales of our net operating losses and internally generated funds. Our strategic business plan is likely to result in additional losses and negative cash flow for the foreseeable future. We cannot give assurances that we will ever become profitable.

There is no assurance that we will be able to increase our sales.

Our sales for the year ended December 31, 2019 were $1,032 and our sales for the year ended December 31, 2018 were $360. We cannot give assurances that our current business model will enable us to increase our sales.

There is substantial doubt about our ability to continue as a going concern.

Our auditors have indicated in their report on our financial statements for the years ended December 31, 2019 and December 31, 2018 that conditions exist that raise substantial doubt about our ability to continue as a going concern since we may not have sufficient capital resources from operations and existing financing arrangements to meet our operating expenses and working capital requirements.

As of December 31, 2019, we had working capital of $46 and accumulated deficit of $39,325. During the year ended December 31, 2019, we had a net loss of $4,258 and used $2,379 of cash in operations. We have historically incurred operating losses and may continue to incur operating losses for the foreseeable future. We believe that these conditions raise substantial doubt about our ability to continue as a going concern. This may hinder our future ability to obtain financing or may force us to obtain financing on less favorable terms than would otherwise be available. If we are unable to develop sufficient revenues and additional customers for our products and services, we may not generate enough revenue to sustain our business, and we may fail. There can be no assurance that we will be able to continue as a going concern.

Our intangible assets, which represent a significant amount of our total assets, are subject to impairment testing and may result in impairment charges, which would adversely affect our results of operations and financial condition.

At December 31, 2019, our total assets were $3,038, of which $896, or approximately 29%, represents intangible assets, net of accumulated amortization. Our intangible assets primarily relate to intellectual property pertaining to Fortetropin®, including the MYO-T12 formula, trademarks, trade secrets, patent application and domain names acquired from Peak Wellness, Inc. in February 2011. The intellectual property asset was initially recorded as an indefinite-lived intangible asset and tested annually for impairment or more frequently if events or circumstances changed that could potentially reduce the fair value of the asset below its carrying value. Impairment testing requires the development of significant estimates and assumptions involving the determination of estimated net cash flows, selection of the appropriate discount rate to measure the risk inherent in future cash flow streams, assessment of an asset’s life cycle, competitive trends impacting the asset as well as other factors. Our forecasted future results and related net cash flows contemplate the direct offering of product and successfully establishing future sales channels among other factors. Changes in these underlying assumptions could significantly impact the asset’s estimated fair value.

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

Based on twenty-two (22) consecutive quarters of minimal revenues combined with changes in the sales channels through which we sell our products and our inability to predict future orders, if any, or to what extent we will be able to secure new distribution arrangements, we tested our intellectual property for impairment in the fourth quarter of 2019 and determined that the asset value was recoverable and therefore no impairment was recognized.

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

We require substantial funds for operating expenses, research and development activities, to establish manufacturing capability, to develop consumer marketing and retail selling capability, and to cover public company costs. The extent of our capital needs will depend on numerous factors, including (i) our profitability, (ii) the release of competitive products, (iii) the level of investment in research and development, (iv) the amount of our capital expenditures, (v) the amount of our working capital including collections on accounts receivable, (vi) the sales, marketing and distribution investment needed to develop and launch our own core branded products and (vii) cash generated by sales of those products. We expect that we will need to continue to seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

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

If the capital markets continue to experience volatility in response to the COVID-19 pandemic, we may not be able to raise capital.

The capital markets have experienced significant volatility due to the ongoing spread of COVID-19. As a result the price of our shares may be negatively impacted and it may negatively affect our ability to raise additional capital.

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

All of the raw materials for our products are sourced from third-party suppliers. Currently, we have one third-party manufacturer to produce Fortetropin®. Price increases from a supplier will affect our profitability if we are not able to pass price increases on to customers. The inability to obtain adequate supplies of raw materials in a timely manner, including as a result of COVID-19, could limit our ability to sell our products and have a material adverse effect on our business, financial condition and results of operations.

While our raw material inventories and products generally have a long shelf life, we may be required to write-off or reserve for inventories or products that are slow-moving, off-grade, damaged or otherwise not saleable. Such write-offs and/or reserves could have a material adverse effect on our business, financial condition and results of operations.

Our raw material inventories are comprised of dried powder derived from egg-yolk, and despite generally having a long shelf life, we may be required to write-off or reserve for inventories and products that are slow-moving, off-grade, damaged or otherwise not saleable. Cost of sales for the year ended December 31, 2019 included inventory reserve adjustment to recover $114. Cost of sales for 2018 did not include any inventory charges. Future required write-offs or reserves could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on fulfillment centers to package and deliver our product to customers who place orders online.

We have an agreement with one fulfillment center to box and ship our products to customers once an order has been placed. We cannot be sure that our relationship with the fulfillment center will continue on terms favorable to us, if at all. If our relationship with them is terminated or impaired, or if they are unable to deliver products for us, we would be required to use alternatives for shipment of products to our customers. If our fulfillment center is unable to deliver our products due to COVID-19, our business, financial condition and results of operations may be adversely affected.

We face significant inventory risk.

We are exposed to significant inventory risks that may adversely affect our operating results as a result of new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in consumer demand and consumer spending patterns, changes in consumer tastes with respect to our products, and other factors. In addition, our products may be less effective if they remain in storage for a significant period of time even though the products are constantly being tested and have shown to be effective for many years. We endeavor to accurately predict these trends and avoid overstocking or understocking our products. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling or manufacturing a new product, it may be difficult to determine appropriate product selection, and accurately forecast demand. The acquisition of inventory may require significant lead-time and prepayment and we may be unable to sell products in sufficient quantities or during the relevant selling seasons. Any one of these risks may adversely affect our operating results.

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

Our business and operations, and the operations of our customers, may be adversely affected by epidemics and pandemics, such as the recent COVID-19 outbreak.

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases, which could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries. For example, the recent outbreak of COVID-19, which began in China, has been declared by the World Health Organization to be a “pandemic,” has spread across the globe to many countries and is impacting worldwide economic activity. A health epidemic or pandemic or other outbreak of communicable diseases, such as the current COVID-19 pandemic, poses the risk that we or our customers, suppliers and other business partners may be disrupted or prevented from conducting business activities for certain periods of time, the durations of which are uncertain, and may otherwise experience significant impairments of business activities, including due to, among other things, operational shutdowns or suspensions that may be requested or mandated by national or local governmental authorities or self-imposed by us, our customers, suppliers or other business partners. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, customers, suppliers or other business partners, the continued spread of COVID-19, the measures taken by the governments of affected countries, actions taken to protect employees, and the impact of the pandemic on various business activities in affected countries could adversely affect our results of operations and financial condition.

Catastrophic events or geopolitical conditions may disrupt our business.

A disruption or failure of our systems or operations because of a major earthquake, weather event, cyberattack, terrorist attack, or other catastrophic event could cause delays in completing sales, providing services, or performing other critical functions.

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

On November 12, 2019, we received a notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that, based upon the staff’s determination we were not in compliance with Nasdaq Listing Rule 5550(b)(1) because, based on the reported total stockholders’ equity in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, the Company did not have a minimum of $2,500,000 in stockholders’ equity for continued listing on Nasdaq Capital Market (the “Stockholders’ Equity Requirement”). Specifically, the Company’s total stockholders’ equity as of the quarter ended September 30, 2019 was approximately $2,365,000, or approximately $135,000 less than the Stockholders’ Equity Requirement.

We submitted a compliance plan for the Staff’s review and the staff accepted the plan and granted us an extension to provide evidence of compliance with the Stockholders’ Equity Requirement by May 14, 2020.

The Company anticipates regaining compliance with the Stockholders’ Equity Requirement during the Extension Period. However, there can be no assurance that the Company will be able to satisfy the Stockholders’ Equity Requirement.

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

The trading price of our common stock is subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts’ earnings estimates, announcements of innovations by us or our competitors, general conditions in the industry in which we operate and other factors. These fluctuations, as well as general economic and market conditions, may have a material or adverse effect on the market price of our common stock.

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly operating results;

●	changes in financial estimates by securities research analysts;

●	conditions in nutritional supplement markets;

●	changes in the economic performance or market valuations of other nutritional supplement companies;

●	announcements by us or our competitors of new products, new clinical studies, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	addition or departure of key personnel;

●	intellectual property prosecution or other litigation; and

●	general economic or political conditions such as the COVID-19 virus

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

If our future operations or acquisitions are financed through the issuance of equity securities, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We have also reserved 1,200,000 shares of our common stock under an equity incentive plan for our directors, officers, employees, consultants and advisors and granted options to purchase shares of our common stock under the plan. The issuance of shares of our common stock upon the exercise of these options as well as upon the exercise of outstanding warrants to purchase up to 663,356 shares of our common stock, which includes a warrant to purchase 375,000 shares of common stock previously issued to RENS Technology Inc., may result in significant dilution to our stockholders.

Mr. Ren can exert significant influence over us and make decisions that are not in the best interests of all stockholders.

Mr. Ren and his affiliates currently beneficially own 1,897,568 shares, or approximately 17.5% of our outstanding shares of common stock. As a result, he is able to assert influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. In addition, we are currently involved in litigation with Mr. Ren and RENS Technology Inc. See “Business – Legal Proceedings” for additional information regarding the litigation. Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

Our affiliates may control our company for the foreseeable future, including the outcome of matters requiring stockholder approval.

Our officers, directors, and five percent stockholders collectively beneficially own 4,939,284 or approximately 45.5% of our outstanding shares of common stock, and shares of common stock to be issued upon the exercise of stock option and warrants. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those entities and individuals. Certain of these individuals also have significant control over our business, policies and affairs as our officers or directors.

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

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 45 Horsehill Road, Suite 106, Cedar Knolls, New Jersey 07927 and consists of approximately 5,225 square feet of space. The Company entered into an operating lease in August 2012, which was amended in March 2019. The current lease agreement expires in December 2022 and contains an additional three-year option to extend the lease with annual escalating payments. We consider our current office space adequate for our current operations. For additional information refer to Part IV, Item 15, “Notes to Consolidated Financial Statements: Note 13 – Commitments and Contingencies.”

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

On April 11, 2017, the Court noted that we had demonstrated a likelihood of success on the merits of the breach of contract claim but did not grant us a pre-judgment attachment on the shares owned by the Purchaser.

In August 2017, we amended our complaint repeating most of the initial claims but adding several additional claims against RENS Agriculture, Mr. Ren and two additional Chinese defendants, including a claim against RENS Agriculture for breaching the exclusive distribution agreement, as well as claims against all defendants for theft and misappropriation of our confidential proprietary information and trade secrets, breach of fiduciary duty and duty of loyalty, misappropriation of corporate opportunity, unfair competition and a number of other torts.

The Purchaser has filed a motion to dismiss the amended complaint, and we have filed a motion to compel discovery, both of which are still pending because the parties have agreed to adjourn the hearing date a number of times to negotiate a settlement of the matter. We are currently in settlement discussions regarding the foregoing matters with the Purchaser. The outcome of this matter cannot be determined as of the date of this report.

Item 4.	Mine Safety Disclosures.

None

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Capital Market under the symbol “MYOS” since 2011. As of March 23, 2020, the closing price of our shares on the Nasdaq Capital Market was $0.88.

Holders

The Company had approximately 330 record holders of the common stock as of March 24, 2020. This does not include an indeterminate number of stockholders whose shares may be held by brokers in street name. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Our independent stock transfer agent is TranShare which is located at 2849 Executive Drive, Suite 200, Clearwater, Florida 33762

Securities Authorized for Issuance under Equity Compensation Plans

The following table indicates shares of common stock authorized for issuance under equity incentive plans as of December 31, 2019:

	Number of securities to be issued upon exercise of outstanding options		Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	650,740	(1)	$6.76	549,260
Equity compensation plans not approved by security holders	20,000	(2)	$32.63	—
Total	670,740		$5.57	549,260

(1)

Includes shares of common stock underlying options granted in between 2016 and 2019, under our 2012 Equity Incentive Plan, which plan was approved by our stockholders on November 20, 2012 and amended on December 18, 2014, December 21, 2016 and December 23, 2019. The Plan provides for the issuance of up to 1,200,000 shares.

(2)	Includes option awards issued to certain current and former directors prior to the adoption of the 2012 Equity Incentive Plan. The options provide for annual vesting over three or four year and expire ten years from the respective issuance dates.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item 6.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those factors which are not within our control. Dollar amounts in this section are in thousands, unless otherwise indicated.

Overview

We were incorporated in the State of Nevada on April 11, 2007. On March 17, 2016, we merged with our wholly-owned subsidiary and changed our name from MYOS Corporation to MYOS RENS Technology Inc. Prior to February 2011, we did not have any operations and did not generate any revenues. In February 2011, we acquired our proprietary active ingredient called Fortetropin®, the first clinically demonstrated natural myostatin reducing agent. Since February 2011, our principal business activities have been focused on deepening our scientific understanding relating to the activity of Fortetropin®, and to leverage this knowledge to strengthen and build our intellectual property estate; developing sales and marketing strategies aimed at expanding our commercial presence; evaluating the value of Fortetropin® in therapeutic markets, including the treatment of sarcopenia, cachexia, anorexia, obesity and muscular disorders; and, conducting research and development focused on the discovery, development and commercialization of other products and technologies aimed at maintaining or improving the health and performance of muscle tissue. Since our inception in April 2007, we have recognized cumulative revenues of approximately $9.4 million.

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

In February 2014, we expanded our commercial operations into the age management market through a distribution agreement which distributed and promoted a proprietary formulation containing Fortetropin® through age management centers and a community of physicians focused on treating a growing population of patients focused on proactively addressing age-related health and wellness concerns. The distribution agreement expired in December 2016. There were no sales made during the year ended December 31, 2018. The Company received a new purchase order in April 2019 and recorded $202 of sales during the year ended December 31, 2019.

In April 2015 we launched Rē Muscle Health®, our own direct-to-consumer brand with a portfolio of muscle health bars, meal replacement shakes and daily supplement powders each containing a full 6.6 gram single serving dose of Fortetropin®. Our Rē Muscle Health® products were sold through our website, www.remusclehealth.com, and www.amazon.com until March 2017 when the product line was discontinued. The Company recorded no net sales in 2019 and 2018 of Rē Muscle Health® products. Any remaining expired inventory was written off during the year ended December 31, 2018.

In May 2016, we launched Physician Muscle Health Formula®, a proprietary formulation containing Fortetropin® and sold the product directly to physicians to distribute to their patients who are focused on wellness. The Company recorded $10 and $24 of net sales of Physician Muscle Health Formula® for the years ended December 31, 2019, and 2018. The Company relaunched the product as part of its longevity marketing strategy at the anti-aging conference in Las Vegas, Nevada in December 2019.

In March 2017 we launched Qurr®, a Fortetropin®-powered product line formulated to support the vital role of muscle in overall well-being as well as in fitness. Our Qurr line of muscle-focused over-the-counter products are available through a convenient, direct-to-consumer e-commerce platform at www.qurr.com. We recorded $40 and $175 of net sales in for our Qurr® product line for the years ended December 31, 2019, and 2018. Any remaining expired inventory was written off during year ended December 31, 2018. The remaining inventory on hand as of December 31, 2019 expires in March 2021.

In March 2018, we launched Yolked®, a Fortetropin®-powered product which is NSF Certified for Sports, and developed and marketed to collegiate and professional athletes who want to increase their muscle size and performance with an all-natural advanced nutrition product. We recorded $284 and $117 of net sales for our Yolked® product line for the years ended December 31, 2019, and 2018.

In June 2018, we launched our Fortetropin® based pet product Myos Canine Muscle Formula® (“MCMF”). Two veterinarian hospitals had previously performed some informal observational studies with older dogs experiencing muscle atrophy and observed positive results after taking our pet product. We believe that the positive feedback received from the veterinarian community, together with the positive results from our study with Kansas State University, will enable us to grow our domestic pet business product line. In July 2019 we launched a version of MCMF called VET Strength to focus on veterinarians and their dog patients. We recorded $476 and $44 of net sales of our pet product Myos Canine Muscle Formula® for the years ended December 31, 2019, and 2018.

In November 2019, we launched our white label business, working with manufacturers to create new brands and products using Fortetropin® as the foundation. We had $19 in white label sales for the year ended December 31, 2019.

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

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

(In thousand $)	Years Ended December 31,		Change
	2019	2018	Dollars	%
Net revenues	$1,032	$360	$672	187%
Cost of revenues	397	248	149	60%
Gross profit	635	112	523	467%

Operating expenses:
Sales, marketing and research	1,276	894	382	43%
Personnel and benefits	1,897	1,718	179	10%
General and administrative	1,680	1,829	(149)	(8)%
Total operating expenses	4,853	4,441	412	9%

Operating loss	(4,218)	(4,329)	111	(3)%

Interest expense	(40)	(16)	(24)	150%
Other expense	-	(2)	2	(100)%
Total interest and other expense	(40)	(18)	(22)	122%
Loss before income taxes	(4,258)	(4,347)	89	(2)%

Income tax benefit	-	1,124	(1,124)	n/a
Net loss	$(4,258)	$(3,223)	$(1,035)	32%

Net revenues

Net revenues for the year ended December 31, 2019 increased $672, or 187%, compared to net sales for the year ended December 31, 2018 primarily due to increase in net revenues of $600 of our Yolked and MCFM products in 2019 and an increase in our white label sales of $221 offset by a decrease in our old products of $149.

Cost of revenues

Cost of sales for the year ended December 31, 2019 increased $149, or 60%, compared to cost of sales for the year ended December 31, 2018 primarily due to an increase of $179 in manufacturing costs associated with making new products and an increase in third party fees of $94 offset by a $134 adjustment to inventory reserves.

Operating expenses

Sales, marketing and research expenses for the year ended December 31, 2019 increased $382 or 43%, compared to the year ended December 31, 2018 primarily due to an increase of $670 in sales and marketing costs associated with the development and launch of new products offset by a planned decrease of $288 in research expenses due to the results of our completed studies.

Personnel and benefits expenses for the year ended December 31, 2019 increased $179 or 10%, compared to the year ended December 31, 2018 primarily due to the hiring of additional sales staff to support the new product launch in 2019 of $261 and the increase of $59 in board compensation offset by a decrease of $141 in stock compensation.

General and administrative expenses for the year ended December 31, 2019 decreased $149, or 8%, compared to the year ended December 31, 2018 primarily due to a $225 decrease in professional costs and a decrease of $47 in amortization expense offset by an increase of $83 in allowance for bad debt and an increase of $40 in facilities costs.

Liquidity and Capital Resources

Working capital at December 31, 2019 and December 31, 2018 is summarized as follows:

(In thousand $)	December 31,	December 31,	Increase
	2019	2018	(Decrease)
Current Assets:
Cash	$64	$15	$49
Accounts receivable, net	5	78	(73)
Other current asset	-	1,124	(1,124)
Inventories, net	1,666	1,676	(10)
Prepaid expenses	23	10	13
Total current assets	1,758	2,903	(1,145)
Current liabilities:
Accounts payable	277	236	41
Accrued expenses and other current liabilities	230	383	(153)
Operating lease liabilities – current portion	46	-	46
Related party promissory note payable and accrued interest	1,159	1,015	144
Total current liabilities	1,712	1,634	78
Working Capital	$46	$1,269	$(1,223)

Working capital decreased $1,223 to $46 at December 31, 2019 compared to $1,269 at December 31, 2018.

At December 31, 2019, we had cash of $64 and total assets of $3,038 (including $896 of intangible assets).

Changes in working capital components were as follows:

●	Cash increased $49 primarily due to $2,367 used in operating activities offset by $2,416 of net proceeds received from financing activities which included proceeds of $1,850 from issuance of common stock, $211 from a registered direct offering and $355 from a related party promissory note.

●	Accounts receivable, net decreased $73 primarily due to allowance for bad debt reserve of $83 offset by an increase in receivables of $10 due to an increase in sales.

●

Other current asset decreased $1,124 as the result of the Company participating in a program to sell State of New Jersey net operating losses under the NJ EDA Technology Business Tax Certificate Transfer in 2018 but not in 2019.

●	Inventories, net decreased $10 primarily due to raw inventory placed into production to replenish finished products as well as manufacture new products due to the sales of finished goods in 2019.

●	Accounts payable increased $41 primarily due to the timing of payments to vendors.

●

Accrued expenses and other current liabilities decreased $153 primarily due to an increase in accrued board compensation of $28 and an increase of $22 in accrued AMEX credit card payables offset by a decrease of $91 in accrued research and development expenses and a decrease of $112 in other accrued expenses.

●	Related party promissory note payable and accrued interest increased $144 in 2019 primarily due to interest.

Summarized cash flows for the years ended December 31, 2019 and 2018 are as follows:

	Years Ended December 31,
(In thousand $)	2019	2018	Change
Net cash used in operating activities	$(2,367)	$(3,250)	$883
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	2,416	2,342	74
Net increase (decrease) in cash	$49	$(908)	$957

Net cash used in operating activities represents net loss adjusted for certain non-cash items and changes in operating assets and liabilities. Net cash used in operating activities of $2,367 for the year ended December 31, 2019 represents a decrease of $883 compared to $3,250 for the year ended December 31, 2018. For additional information about the changes in operating assets and liabilities, refer to the above discussion on working capital and the consolidated statements of cash flows.

Net cash used in investing activities includes cash used to purchase capital assets. Net cash used in investing activities for the years ended December 31, 2019 and 2018 was zero.

Net cash provided by financing activities includes proceeds from the issuance of common stock. Net cash provided by financing activities of $2,416 for the year ended December 31, 2019 represents an increase of $74 compared to $2,342 for the year ended December 31, 2018. For additional information, refer to the consolidated statements of cash flows.

Related Party Promissory Note Payable and Accrued Interest

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

The Note accrues interest at a rate of 5% per annum and all payments of principal, interest and other amounts under the original Note were payable on August 31, 2019. The Company may prepay, in whole or in part, at any time, the principal, interest and other amounts owed under the Note, without penalty. As of December 31, 2018, the Company accrued $15 of interest expense on the Note.

In January 2019, prior to receipt of the proceeds from the sale of its net operating losses, the Company received a Board approved additional advance from the Lender of $250 that was repaid on January 29, 2019.

On March 27, 2019, $250 of the Note was converted into 171,233 shares as part of a private placement.

On October 30, 2019 the Company and the Lender agreed to extend the maturity date.

In December 2019 the Lender advanced an additional $355 to the Company for general working capital purposes. As of December 31, 2019, the total amount outstanding and due to the Lender under the Note was $1,105 with $54 of accrued interest.

Subsequent to year-end on March 2, 2020, the Company entered into securities purchase agreements for a private placement with a group of accredited investors and issued 1,533,058 shares of common stock to the investors, including four members of the Company’s board of directors.

As part of the private placement, $825 of the outstanding principal amount of the Note was converted into 681,818 shares of common stock. The remaining 851,240 shares of common stock sold resulted in cash proceeds of $1,030.

Additional Financings

We may seek to raise additional capital through the issuance of debt or equity securities. Should the Company seek additional debt and/or equity financing, it cannot assure that such financing will be available on acceptable terms, if at all.

Going Concern Uncertainty

As of the filing date of this Report, management believes that there may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months. These facts raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statement issuance date. Accordingly, we are evaluating various alternatives, including reducing operating expenses, securing additional financing for future business activities and other strategic alternatives. There can be no assurance that the Company will be able to generate the level of operating revenues in its business plan, or if additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, our future operating prospects may be adversely affected.

Private Placement

On March 20, 2019, the Company entered into securities purchase agreements with a group of accredited investors, including two members of the Company’s board of directors, providing for the issuance and sale by the Company of 1,438,356 shares of common stock in a private placement at a purchase price of $1.46 per share. As part of the private placement, $250 of the outstanding principal amount of the Note was converted into 171,233 shares of common stock. The remaining 1,267,123 shares of common stock sold resulted in cash proceeds of $1,850. The closing of the Private Placement occurred on March 27, 2019.

Subsequent to year-end on March 2, 2020, the Company entered into securities purchase agreements with a group of accredited investors, including four members of the Company’s board of directors. As part of the private placement, $825 of the outstanding principal amount of the Note was converted into 681,818 shares of common stock. The remaining 851,240 shares of common stock sold resulted in cash proceeds of $1,030. The closing of the Private Placement occurred on March 5, 2020.

Preferred Stock Purchase Rights

Effective February 14, 2017, the Board of Directors declared a dividend of one right for each of the Company’s issued and outstanding shares of common stock. The dividend was paid to the stockholders of record at the close of business on February 24, 2017. Each Right entitles the registered holder, subject to the terms of the Rights Agreement, as amended to purchase from the Company one one-thousandth of a share of the Company’s Series A Preferred Stock at a price of $7.00, subject to certain adjustments.

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

As of December 31, 2019, the Rights have no dilutive effect on the earnings per common share calculation and no shares of preferred stock have been issued. At the time of issuance, the Company determined that these Rights have a de minimis fair value.

Subsequent to year end on February 7, 2020 the Company entered into the First Amendment to the Rights Agreement that extends the expiration to February 14, 2021. The description and terms of the Rights are set forth in the Rights Agreement dated as of February 14, 2017 between the Company and its Rights Agent, as amended.

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

On July 24, 2018, the Company entered into a new sales agreement with H.C. Wainwright which established a new at-the-market equity program pursuant to which the Company may offer and sell up to $1.6 million of our shares of common stock from time to time through H.C. Wainwright.

The Company incurred $108 of deferred offering costs in connection with this program as of September 30, 2018 which was recorded as a long term other asset on the Company’s consolidated balance sheets. The deferred offering costs will be reflected as a reduction in equity as the Company incurs sales of its stock pursuant to this program. Management continues to evaluate the ongoing progress of this program and its related outstanding deferred offering costs. As of December 31, 2019 the balance in deferred offering costs was $95.

On January 15, 2019, the Company sold 32,489 shares of common stock for $2.00 per share for gross proceeds of $65 in an at-the-market offering. The Company recorded $4 of deferred offering costs.

On March 19, 2019, the Company sold 78,640 shares of common stock for $1.85 per share for gross proceeds of $146 in an at-the-market offering. The Company recorded $9 of deferred offering costs.

Subsequent to year end, on January 23, 2020, the Company sold 7,322 shares of common stock for $1.50 per share for gross proceeds of $11 in an at-the-market offering. The Company recorded $1 of deferred offering costs.

Subsequent to year end, on February 3, 2020, the Company sold 140,085 shares of common stock for $1.55 per share for gross proceeds of $217 in an at-the-market offering. The Company recorded $14of deferred offering costs.

As of the filing date of this Report, a total of 258,536 shares were sold under this program for aggregate gross proceeds of $439 and $28 of deferred offering costs since July 24, 2018 when the new sales agreement began.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for the Company’s fiscal year beginning after December 15. 2020, with early adoption permitted. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

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

Significant items subject to such estimates include but are not limited to the valuation of stock-based awards, measurement of allowances for doubtful accounts and inventory reserves, the valuation allowance related to the Company’s deferred tax assets, the selection of asset useful lives, fair value estimations used to test long-lived assets, including intangibles, impairments and provisions necessary for assets and liabilities.

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

For the year ended December 31, 2019, the Company had a concentration of revenue with one major customer accounting for 20% of total revenue. For the year ended December 31, 2018, the Company had a concentration of revenue with one major customer accounting for 21% of total revenue. A loss of a major customer could have a material adverse effect on future operating results.

As of December 31, 2019, accounts receivable from two major customer amounted to approximately 99% of open accounts receivable. Failure to collect these receivables could have a material adverse effect on our future operating results.

Fair Value of Long-Lived Assets

We test long-lived assets, including fixed assets and intangibles with finite lives, for recoverability when events or changes in circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in our evaluation of potential impairment and then compare the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is determined using the market approach. We estimate fair value based on the information available in making the necessary estimates, judgments and projections.

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

Our financial statements, accompanying notes and Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K beginning on page F-1, which are incorporated in this Item 8 by reference.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, management concluded that, due to a material weakness in our internal control over financial reporting as noted below, our disclosure controls and procedures were not effective. We have implemented certain remedial measures designed to address the material weakness and are continuing to make improvements in our internal controls process.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on management’s assessment using this framework, management concluded that, as of December 31, 2019, our internal control over financial reporting was not effective. This is due to the lack of segregation of duties within our accounting and finance group as a result of our limited financial resources, which may be considered a material weakness. We continue to evaluate and implement procedures as deemed appropriate to remediate this weakness. A number of the procedures implemented have been through supplementing our accounting and finance staff with an outside financial expert to review our financial statements and periodic reports.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only the management’s report in this Report.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

Our directors and executive officers are as follows:

Name	Age	Position

Dr. Robert J. Hariri	61	Chairman of the Board of Directors

Ren Ren	58	Director (Global Chairman)

Joseph Mannello	62	Chief Executive Officer and Director

Dr. Louis J. Aronne	64	Director

Christopher Pechock	55	Director

Victor Mandel	55	Director

Christopher C. Dewey	75	Director

Andrew Ponte	56	Director

Eric Zaltas	57	Director

Our Board members are elected annually for a one-year term starting in 2020.

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

Christopher C. Dewey joined us as a director in August 2019 and is an active investor with over thirty years of experience in finance. From January 2007 to April 2011, he served as Vice Chairman of the board of directors of National Holdings Corporation, a financial services organization operating through its subsidiary, National Securities. From December 2006 to December 2008, Mr. Dewey served as acting Chief Executive Officer and director of Z-KAT, Inc., a surgical navigation medical device company. He previously served as Executive Vice President of Jefferies & Company, Inc., the principal operating subsidiary of Jeffries Group, Inc., a securities and investment banking firm, from 1994 to December 2006. Mr. Dewey co-founded several companies, including Robotic Ventures LLC, Bonds Direct Securities LLC and Cannon Group Inc., a motion picture company that went public in 1972. Mr. Dewey has also served on the board of directors of various companies including Orthosensor, Inc., a medical device company, Mako Surgical Corp., a medical device company, and Auris Surgical Robotics, Inc., an ophthalmic robotics company. Mr. Dewey holds an M.B.A. from The Wharton School of the University of Pennsylvania. We believe Mr. Dewey’s extensive experience in finance and investment and leadership skills qualify him to serve on our Board of Directors.

Andrew Ponte joined us as a director in December 2019 and is a seasoned executive with over 25 years in the pet industry. He has experience with multiple ownership platforms such as private equity, entrepreneur, public, hedge fund, and Chapter 11 reorganization and has been involved in various acquisitions and integrations. Mr. Ponte was previously Senior Vice President of the sales and business unit at Central Garden and Pet from May of 2015 to February of 2019. Prior to that, Mr. Ponte spent 15 years as an executive at United Pet Group (now Spectrum Brands) where he served a variety of positions from 1999 through 2015 including Vice President of Sales & Marketing, Vice President of Sales and Trade Marketing, Vice President of Sales and Walmart Team Leader. Prior to that, he held various sales and marketing management positions, initially with Dogloo, Inc. and Doskocil, Inc (after the merger of the two companies). Prior to that, he spent 8 years with Koch Industries in various leadership positions in sales, marketing, accounting and finance. Mr. Ponte holds a BA in Accounting from Kansas State University. We believe Mr. Ponte’s extensive experience in the pet industry and management experience qualify him to serve on our Board of Directors.

There are no family relationships among any of the directors or the executive officers of the Company.

Members of the Scientific Advisory Board

In addition to our Board of Directors, we have formed a Scientific Advisory Board, comprised of scientists and medical professionals who advise us on science and medical health issues, medical conditions and health care trends as they relate to our current and future products. Members of the Scientific Advisory Board provide us with advice, insights, contacts and other assistance based on their extensive knowledge and experience. Specifically, they advise us on: (a) the use of myostatin modulators in the treatment of various disorders including sarcopenia, obesity, muscle repair, anti-aging and longevity therapy, (b) the biological activities of our products and (c) the development of clinical research programs relating to the biomedical activities and benefits of our products. The Scientific Advisory Board is comprised of the following members: Dr. Robert J. Hariri, Dr. Louis Aronne, Dr. Caroline Apovian and Dr. Neilank Jha.

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

Biographical information for Dr. Robert Hariri and Dr. Louis Aronne is set forth above in “Directors and Executive Officers.”

Board Meetings

During the fiscal year ended December 31, 2019, the Board held five formal meetings. We have no written policy regarding director attendance at annual meetings of stockholders. Our last annual meeting of stockholders was held on December 23, 2019 and seven of our directors attended such meeting.

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

Audit Committee and Audit Committee Financial Expert

We have a separately-designated standing Audit Committee in accordance with Section 3(a) (58) (A) of the Exchange Act and the Nasdaq Listing Rules. The Audit Committee is comprised of Victor Mandel (chair), Chris Pechock and Eric Zaltas. Our Board has determined that Mr. Pechock qualifies as an audit committee financial expert as defined by the rules of the SEC, based on his education, experience and background. During the fiscal year ended December 31, 2019, the Audit Committee held four formal meetings.

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

Compensation Committee

In April 2014, we established a separately-designated standing Compensation Committee in accordance with the Nasdaq Listing Rules. The Compensation Committee is comprised of Christopher Pechock (chair) and Dr. Louis J. Aronne. During the fiscal year ended December 31, 2019, the Compensation Committee held two formal meetings.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to report their initial beneficial ownership and any subsequent changes in that beneficial ownership of our securities to the SEC. Based solely on a review of the copies of the reports furnished to us, we believe that all such reports for the year ended December 31, 2019 were filed on a timely basis except for one late Form 3 for each of Messrs. Dewey and Ponte.

Item 11.	Executive Compensation.

Summary Compensation Table

The table below sets forth the compensation earned for services rendered to us, for fiscal years indicated, by our executive officers. (Note dollar amounts are actual in the table below)

Name and Position	Fiscal Year	Salary ($)	Stock Awards ($)	Health Insurance ($)	401(k) Match ($)	Total ($)

Joseph Mannello	2019	23,660	20,000	18,750	946	63,356
(Chief Executive Officer)	2018	23,660	20,000	18,750	946	63,356

Employment Agreements

Joseph Mannello

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

Outstanding Equity Awards at 2019 Fiscal Year End

The following table presents, for each of the named executive officers, information regarding outstanding equity awards as of December 31, 2019.

Outstanding Equity Awards
		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Joseph Mannello	8/24/2017	300,000	-	4.00	8/24/2027

Director Compensation

The following table summarizes the $209 compensation earned by our directors for the fiscal year ended December 31, 2019. The 172,727 restricted shares were issued on March 11, 2020 based on the stock price of the private placement completed on March 5, 2020 which was $1.21. All compensation was paid in restricted shares – no cash payments were made to our CEO and our non-employee directors as shown in the summary compensation table below.

Name	Share Awards	Market Value (1)
Dr. Robert J. Hariri	3,306	$4,000
Dr. Louis J. Aronne	29,752	36,000
Joseph Mannello	16,529	20,000
Christopher Pechock	45,455	55,000
Victor Mandel	41,322	50,000
Eric Zaltas	16,529	20,000
Christopher Dewey	6,611	8,000
Andy Ponte	3,306	4,000
John Nosta	9,917	12,000
Total	172,727	$209,000

(1)	The value of awards and stock options equals the aggregate grant date fair value of awards computed in accordance with ASC 718. The assumptions used in determining the grant date fair value of these awards for their respective years are set forth in Part IV, Item 15, “Notes to Consolidated Financial Statements: Note 11 - Stock Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of March 24, 2020 by:

●	each person known by us at that date to be the beneficial owner of more than 5% of the outstanding shares of our based solely on Schedule 13D/13G filings with the SEC;

●	each of our executive officers and directors at such date; and

●	all of our executive officers and directors at such date, as a group.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them. As of March 24, 2020, there were 10,857,373 shares of our common stock outstanding.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Class
RENS Technology Inc. & Ren Ren (2)	1,897,568	17.5%
Joseph Mannello (3)	1,671,028	15.4%
David Matlin	1,267,477	11.7%
Dr. Robert J. Hariri (4)	434,308	4.0%
Christopher Pechock (5)	348,302	3.2%
Christopher C. Dewey	322,371	3.0%
Victor Mandel (6)	87,061	*
Dr. Louis J. Aronne (7)	84,453	*
Andrew Ponte	94,193	*
Eric Zaltas	-	-
Directors and officers as a group (9 persons)	4,939,284	45.5%

* Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o MYOS RENS Technology Inc., 45 Horsehill Road, Suite 106, Cedar Knolls, New Jersey 07927.

(2)	Includes 18,182 shares of common stock, 4,386 shares issuable upon exercise of vested stock options as well as sole voting and investment control over the 1,875,000 securities held by RENS Technology Inc. which includes 375,000 shares issuable upon exercise of a vested warrant.

(3)	Includes 1,371,028 shares of common stock and 300,000 shares issuable upon exercise of vested stock options.

(4)	Includes 282,058 shares of common stock including 166,000 shares held by Hariri Family Ltd. Partnership and 152,250 shares issuable upon exercise of vested stock options.

(5)	Includes 343,802 shares of common stock and 4,500 shares issuable upon exercise of vested stock options.

(6)	Includes 79,055 shares of common stock and 8,006 shares issuable upon exercise of warrants.

(7)	Includes 50,953 shares of common stock and 33,500 shares issuable upon exercise of vested stock options.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The following is a description of the transactions we have engaged in during the years ended December 31, 2019 and 2018 and through the date of this Report, with our directors and officers and beneficial owners of more than five percent of our voting securities and their affiliates.

On January 6, 2017, in connection with the financing contemplated by a securities purchase agreement with RENS Technology Inc. (the “Purchaser”), the Company commenced an action in the Supreme Court of New York, County of New York (the “Court”), against the Purchaser, RENS Agriculture, the parent company of the Purchaser, and Ren Ren, a principal in both entities and one of our directors, arising from the Purchaser’s breach of the agreement under which the Purchaser agreed to invest an aggregate of $20.25 million in our company in exchange for an aggregate of 3,537,037 shares of the Company’s common stock and warrants to purchase an aggregate of 884,259 shares of common stock. The parties are currently in settlement discussions regarding the foregoing matters.

On August 30, 2018, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $750 in favor of Joseph Mannello, the Company’s chief executive officer (the “Lender”). Pursuant to the Note, on August 30, 2018, the Lender advanced $500 of funds to the Company. On September 26, 2018, the Lender advanced an additional $250 of funds to the Company.

On November 13, 2018, the Company amended and restated the Note to increase the maximum amount that may be drawn down under the Note from $750 to $1,000. On December 29, 2018, the Lender advanced an additional $250 of funds to the Company. As of December 31, 2018, the outstanding balance was $1,000 on the consolidated balance sheets.

The Note accrues interest at a rate of 5% per annum and all payments of principal, interest and other amounts under the Note were payable on August 31, 2019. The Company may prepay, in whole or in part, at any time, the principal, interest and other amounts owed under the Note, without penalty. As of December 31, 2018, the Company accrued $15 of interest expense on the Note.

In January 2019, prior to receipt of the proceeds from the sale of its net operating losses, the Company received a Board approved advance from the Lender of $250 that was subsequently repaid on January 29, 2019.

On March 27, 2019, $250 of the Note was converted into 171,233 shares as part of a private placement.

On October 30, 2019, the Company and Mr. Mannello agreed to extend the maturity date of the Note.

In December 2019, the Lender advanced an additional $355 of funds to the Company. As of December 31, 2019, the outstanding balance was $1,105 on the consolidated balance sheets. As of December 31, 2019, the Company accrued $54 of interest expense on the Note.

Subsequent to year-end on March 2, 2020, the Company entered into securities purchase agreements with a group of accredited investors. In the Private Placement, the Company issued 1,533,058 shares of common stock to the Investors, including four members of the Company’s board of directors, for cash proceeds of $1,030 and the conversion of $825 of the principal amount of a promissory note. The closing of the Private Placement occurred on March 5, 2020.

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

For fiscal years ended December 31, 2019 and December 31, 2018, WithumSmith+Brown, PC, served as our principal accountant.

Audit Fees. Audit fees consist of fees for professional services rendered for the annual audits of our financial statements, quarterly reviews of financial statements and services that are normally provided in connection with statutory and regulatory filings or engagements. Audit fees billed by WithumSmith+ Brown, PC for the fiscal years ended December 31, 2019 and December 31, 2018 were approximately $118,592 and $132,250 respectively.

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

Financial Statements and Schedules

Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by
Exhibit		Reference		Filing
Number	Exhibit Description	Form	Exhibit	Date

3.1	Articles of Incorporation	SB-2	3(a)	6/27/2007
3.2	Amended and Restated Bylaws	8-K	3.1	1/11/2017
3.3	Certificate of Amendment to Articles of Incorporation, dated June 8, 2010	14C	A	6/09/2010
3.4	Articles of Merger, dated May 15, 2012	8-K	3.1	5/21/2012
3.5	Certificate of Change Pursuant to Nevada Revised Statutes 78.209, dated February 4, 2014	8-K	3.1	2/10/2014
3.6	Certificate of Amendment to Articles of Incorporation, dated December 22, 2014	8-K	3.1	12/23/2014
3.7	Certificate of Amendment to the Articles of Incorporation, dated March 8, 2016 – Amended December 23. 2019	8-K	3.1	3/8/2016
3.8	Certificate of Amendment to the Articles of Incorporation, dated December 23. 2019	8-K	3.1	12/30/2019
3.9	Articles of Merger, dated March 17, 2016	8-K	3.1	3/22/2016
3.10	Certificate of Designation of Series A Preferred Stock	8-K	3.1	2/14/2017
4.1	Form of Series C Warrant	10-K	4.3	3/27/2015
4.2	Form of Series E Warrant	10-K	4.5	3/27/2015
4.3	Form of Warrant Exercise Agreement, dated May 18, 2015	8-K	4.1	5/19/2015
4.4	Form of RENS Warrant	8-K	4.1	12/22/2015
4.5	Rights Agreement dated as of February 14, 2017 between the Company and Rights Agent	8-K	4.1	2/14/2017
4.6	First Amendment to Rights Agreement, dated February 14, 2020 between the Company and Rights Agent	8-K	4.1	2/21/2020
4.7*	Description of Securities	-	-	-
10.1	Intellectual Property Purchase Agreement, dated February 25, 2011, by and among the Company, Atlas Acquisition Corp. and Peak Wellness, Inc.	8-K	10.1	3/3/2011
10.2	Intellectual Property Assignment Agreement, dated February 25, 2011, by and among Atlas Acquisition Corp. and Peak Wellness, Inc.	8-K	10.6	3/3/2011
10.3	Employment Agreement, dated as of August 24, 2017, by and between Joseph Mannello and the Company	8-K	10.1	8/28/2017

10.4	Form of Advisory Board Agreement	S-1	10.6	8/6/2012
10.5	Commercial Lease, dated August 1, 2012	S-1	10.1	8/6/2012
10.6	First Amendment to Commercial Lease, dated June 6, 2014	8-K	10.1	6/6/2014
10.7	2012 Equity Incentive Plan, as amended	10-K	10.10	3/27/2018
10.7*	Amendment No. 5 to 2012 Equity Incentive Plan	-	-	-
10.8	Securities Purchase Agreement, dated December 17, 2015, by and between the Company and RENS Technology Inc.	8-K	10.1	12/22/2015
10.9	Exclusive Distribution Agreement, dated December 17, 2015, by and between the Company and RENS Agriculture Science & Technology Co. Ltd.	8-K	10.2	12/22/2015
10.10	Sales Agreement, dated July 24, 2018, between the Company and H.C. Wainwright & Co., LLC	8-K	10.1	7/24/2018
10.11	Form of Securities Purchase Agreement, dated March, 20, 2019, between the Company and each of the investors	8-K	10.1	3/26/2019
10.12	Promissory Note, dated August 30, 2018 and amended October 30, 2019	10-Q	10.1	11/13/2018
21.1	Subsidiaries of the Registrant	10-K	21.1	3/30/2016
23.1*	Consent of WithumSmith+Brown, PC, Independent Registered Public Accounting Firm
31.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Furnished herewith

Item 16.	Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MYOS RENS Technology Inc.

Date: March 24, 2020	By:	/s/ Joseph Mannello
	Name:	Joseph Mannello
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title(s)	Date

/s/ Dr. Robert J. Hariri	Chairman of the Board	March 24, 2020
Dr. Robert J. Hariri

/s/ Joseph Mannello	Chief Executive Officer and Director	March 24, 2020
Joseph Mannello	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Dr. Louis Aronne	Director	March 24, 2020
Dr. Louis Aronne

/s/ Christopher Pechock	Director	March 24, 2020
Christopher Pechock

/s/ Victor Mandel	Director	March 24, 2020
Victor Mandel

/s/ Andrew Ponte	Director	March 24, 2020
Andrew Ponte

	Global Chairman	March 24, 2020
Ren Ren

/s/ Eric Zaltas	Director	March 24, 2020
Eric Zaltas

/s/ Christopher Dewey	Director	March 24, 2020
Christopher Dewey

MYOS RENS TECHNOLOGY INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

MYOS RENS Technology Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MYOS RENS Technology Inc., (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States.

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

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU 2016-02, Leases (Topic 842).

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

East Brunswick, New Jersey

March 24, 2020

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$64	$15
Accounts receivable, net	5	78
Other current asset	-	1,124
Inventories, net	1,666	1,676
Prepaid expenses	23	10
Total current assets	1,758	2,903

Operating lease right of use asset	192	-
Other asset	-	50
Deferred offering costs	95	108
Fixed assets, net	97	149
Intangible assets, net	896	1,245
Total assets	$3,038	$4,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$277	$236
Accrued expenses and other current liabilities	230	383
Operating lease liabilities – current portion	46	-
Related party promissory note payable and accrued interest	1,159	1,015
Total current liabilities	1,712	1,634

Long-term liabilities:
Operating lease liabilities – net of current portion	146	-
Total liabilities	1,858	1,634

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value; 500,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.001 par value; 15,000,000 shares authorized; 9,176,908 and 7,481,723 shares issued and outstanding at December 31, 2019 and 2018, respectively	9	8
Additional paid-in capital	40,496	37,880
Accumulated deficit	(39,325)	(35,067)
Total stockholders’ equity	1,180	2,821
Total liabilities and stockholders’ equity	$3,038	$4,455

See accompanying Notes to Consolidated Financial Statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2019	2018

Net revenues	$1,032	$360
Cost of revenues	397	248
Gross profit	635	112
Operating expenses:
Selling, marketing and research	1,276	894
Personnel and benefits	1,897	1,718
General and administrative	1,680	1,829
Total operating expenses	4,853	4,441
Operating loss	(4,218)	(4,329)
Other expense:
Other expense	-	(2)
Interest expense	(40)	(16)
Total other expense	(40)	(18)
Loss before income taxes	(4,258)	(4,347)

Income tax benefit	-	1,124
Net loss	$(4,258)	$(3,223)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.46)	$(0.45)

Weighted average number of common shares outstanding:
Basic and diluted	8,803,581	7,139,312

See accompanying Notes to Consolidated Financial Statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Year Ended December 31, 2019
			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2018	7,481,723	$8	$37,880	$(35,067)	$2,821
Proceeds from sale of common stock	111,129	-	211	-	211
Proceeds from private placement of common stock	1,267,123	1	1,849	-	1,850
Issuance of common stock upon conversion of related party promissory note payable	171,233	-	250	-	250
Stock-based compensation expense	-	-	95	-	95
Issuance of restricted stock	145,700	-	211	-	211
Net loss	-	-	-	(4,258)	(4,258)
Balance at December 31, 2019	9,176,908	$9	$40,496	$(39,325)	$1,180

	Year Ended December 31, 2018
			Additional		Total
	Common Stock		paid-in	Accumulated	Stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2017	6,340,604	$6	$36,202	$(31,844)	$4,364
Net proceeds from sale of common stock	271,520	-	466	-	466
Net proceeds from private placement of common stock	806,452	1	977	-	978
Stock-based compensation expense	-	-	150	-	150
Issuance of restricted stock	63,147	1	85	-	86
Net loss	-	-	-	(3,223)	(3,223)
Balance at December 31, 2018	7,481,723	$8	$37,880	$(35,067)	$2,821

See accompanying Notes to Consolidated Financial Statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(4,258)	$(3,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	52	35
Amortization	349	395
Bad debt expense	83	-
Non-cash lease expense	44	-
Share-based compensation	306	235
Deferred offering costs	13	97
Provision for inventory reserve	(114)	25
Changes in operating assets and liabilities:
Increase in accounts receivable	(10)	(74)
Decrease (increase) in other asset	1,124	(1,124)
Decrease in inventories	124	78
(Increase) decrease in prepaid expenses	(13)	103
Decrease in other asset	50	-
Increase in accrued interest on promissory note payable	39	-
Decrease in operating lease liability	(53)	-
(Decrease) increase in accounts payable and accrued expenses	(103)	203
Net cash used in operating activities	(2,367)	(3,250)

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock in private placement	1,850	978
Net proceeds from registered direct offering of common stock	211	472
Advances from related party	250	-
Payments to related party	(250)	-
Deferred offering costs from at-the-market transaction	-	(108)
Proceeds from related party promissory note payable	355	1,000
Net cash provided by financing activities	2,416	2,342

Net increase (decrease) in cash	49	(908)
Cash at beginning of year	15	923
Cash at end of year	$64	$15

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$1
Income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Conversion of related party promissory note into shares of common stock	$250	$-
Reclassification of deferred offering costs to additional paid in capital	$-	$6

See accompanying Notes to Consolidated Financial Statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 1 – NATURE OF OPERATIONS AND LIQUIDITY

Nature of Operations

MYOS RENS Technology Inc. (the “Company”) is a company focused on the discovery, development and commercialization of advanced nutrition products that improve muscle health and performance. The Company was incorporated under the laws of the State of Nevada on April 11, 2007. On March 17, 2016, the Company merged with its wholly-owned subsidiary and changed its name from MYOS Corporation to MYOS RENS Technology Inc. As used in these financial statements, the terms “the Company”, “MYOS”, “our”, or “we”, refers to MYOS RENS Technology Inc. and its subsidiary, unless the context indicates otherwise. On February 25, 2011, the Company entered into an agreement to acquire the intellectual property for Fortetropin®, our proprietary active ingredient from Peak Wellness, Inc. The Company’s activities are subject to significant risks and uncertainties.

Our commercial focus is to leverage our clinical data to develop multiple products to target the large, but currently underserved, markets focused on muscle health. The sales channels through which we sell our products are evolving. The first product we introduced was MYO-T12, a proprietary formula containing Fortetropin® and other ingredients which was sold in the sports nutrition market.

In March 2018, we launched Yolked®, a Fortetropin®-powered product which is NSF Certified for Sports, and developed and marketed to collegiate and professional athletes who want to increase their muscle size and performance with an all-natural advanced nutrition product. The Company recorded $284 and $117 of net sales for the years ended December 31, 2019 and 2018, respectively for our Yolked® product line.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

In June 2018, we launched our Fortetropin® based pet product Myos Canine Muscle Formula® (“MCMF”). Two veterinarian hospitals had previously performed some informal observational studies with older dogs experiencing muscle atrophy and saw positive results after taking our pet product. We believe that the positive feedback received from the veterinarian community, together with the positive results from our Kansas State University study, will enable us to grow our pet business product line. The Company recorded $476 and $44 of net sales for the years ended December 31, 2019 and 2018, respectively of MCMF.

In November 2019, we launched our white label business, working with manufacturers to create new brands and products using Fortetropin® as the foundation. We had $19 in white label sales for the year ended December 31, 2019.

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

Going Concern and Liquidity

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustment that might become necessary should the Company be unable to continue as a going concern.

The Company has suffered recurring losses from operations and incurred a net loss of $4,258 for the year ended December 31, 2019 and $3,223 for the year ended December 31, 2018. The accumulated deficit as of December 31, 2019 was $39,325. The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. It is expected that its operating expenses will continue to increase and, as a result, the Company will eventually need to generate significant product revenues to achieve profitability. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statement issuance date.

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

December 31, 2019

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

Significant items subject to such estimates include but are not limited to the valuation of stock-based awards, measurement of allowances for doubtful accounts, inventory reserves, the valuation allowance related to the Company’s deferred tax assets, the selection of asset useful lives, fair value estimations used to test long-lived assets, including intangibles, impairments and provisions necessary for assets and liabilities.

Management’s estimates, including evaluation of impairment of long-lived assets and inventory reserves are based in part on forecasted future results. A variety of factors could cause actual results to differ from forecasted results and these differences could have a significant effect on asset carrying amounts. Management believes that the ability to sell raw materials to a third party in the event the Company does not obtain the requisite amount of revenue.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At December 31, 2019 and 2018, the Company had no cash equivalents. The Company maintains its bank accounts with high credit quality financial institutions and has never experienced any losses related to these bank accounts. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its financial institutions. As part of our ongoing liquidity assessments management evaluates our cash, cash equivalents. The amount of funds held in bank can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities so the Company may at times have exposure to cash in excess of FDIC insured limits. At December 31, 2019, total cash in the Company’s bank accounts was $64, which does not exceed the FDIC coverage limit of $250. There were no accounts that exceeded the FDIC limit at December 31, 2018 as total cash was $15.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Concentrations of Credit Risk, Significant Customers and Significant Supplier

Management regularly reviews accounts receivable, and if necessary, establishes an allowance for doubtful accounts that reflects management’s best estimate of amounts that may not be collectible based on historical collection experience and specific customer information. Accounts receivable is non-interest bearing. Credit is issued to customers without collateral. If an account becomes delinquent, management will review if a write off is appropriate. Expense recognized as a result of an allowance for doubtful accounts is classified under general and administrative expenses in the consolidated statements of operations.

For the year ended December 31, 2019, the Company had a concentration of revenue with one major customer accounting for 20% of total revenue. For the year ended December 31, 2018, the Company had a concentration of revenue with one major customer accounting for 21% of total revenue. A loss of a major customer could have a material adverse effect on future operating results.

As of December 31, 2019, accounts receivable from a customer of $83 amounted to approximately 94% of total accounts receivable of $88. The Company has made an allowance for doubtful accounts for the amounts due from a customer of $83 and has begun legal proceedings to demand payment on the account. The bad debt expense is included in general and administrative expenses within the consolidated statements of operations during the year ended December 31, 2019.

As of December 31, 2018, accounts receivable from a customer amounted to approximately 99% of total accounts receivable. The receivable was paid in full during the first quarter of 2019. As of December 31, 2019 the Company had amounts due from customer of $25 for open receivables and amounts due to customer of $25 for outstanding marketing invoices and returns. We have discussed a right of offset with a customer for the due to of $25 and due from of $25 to $0.

Failure to collect these receivables could have a material adverse effect on our future operating results.

The Company had the following concentrations of accounts receivable with customers:

	December 31,
	2019	2018
Major Customer	$83	$77
Direct-to-consumer	5	1
Allowance for doubtful accounts	(83)	-
Accounts receivable, net	$5	$78

The Company had the following concentrations of revenues with customers:

	December 31,
	2019	2018
Significant Customer	20%	21%

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Inventory Reserves

Inventories are valued at the lower of cost or net realizable value, with cost determined on a first in, first-out basis. Each quarter the Company evaluates the need for a change in the inventory reserve based on projected future sales and expiration dates of products. Our policy is to recognize an inventory reserve as a loss in earnings in the period in which evidence exists that the net realizable value of inventory is less than its cost due to damage, physical deterioration, obsolescence, and changes in inventory reserve estimates, changes in price levels or other causes. Net realizable value is the estimated selling price in the ordinary course of business, less costs to complete and sell finished goods, including direct selling costs such as transportation and sales commissions as well as inventory write-offs. The multiple possible outcomes that can result from applying lower of cost or net realizable value can make inventory valuation highly complex. For the year ended December 31, 2019, the Company reduced the reserve resulting in recovery of $114 included in cost of goods sold in the consolidated statements of operations. As of December 31, 2019, all expired products had been fully reserved and removed from inventory.

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

On July 24, 2018, the Company entered into a new sales agreement, incurring $108 of deferred offering costs as of December 31, 2018 which was recorded as a long term asset on the accompanying consolidated balance sheet. As of December 31, 2019, $95 of deferred offering costs is included as a long-term asset on the accompanying consolidated balance sheet. There is no expiration date therefore management monitors the asset for realizability.

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

We review our fixed assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. If the assets are determined to be unrecoverable, an impairment loss is calculated by determining the difference between the carrying values and the estimated fair value. We did not consider any of our fixed assets to be impaired during the years ended December 31, 2019 and 2018.

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

In March 2017, the Company launched a new product line Qurr® and a related website qurr.com. The Company capitalized $380 of the costs to build the website in accordance with U.S. GAAP and initially amortized this asset over its 60 month useful life to March 2022. As of December 31, 2018 the Company accelerated the amortization of this asset to December 31, 2019 to mirror the expiration date of the remaining Qurr® in its inventory.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

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

Intangible assets at December 31, 2019 and December 31, 2018 consisted of the following:

	December 31,	December 31,
	2019	2018
Intangibles with finite lives:
Intellectual property	$2,101	$2,101
Website - qurr.com	380	380
Less: accumulated amortization - intellectual property	(1,205)	(994)
Less: accumulated amortization - website	(380)	(242)
Total intangibles with finite lives	896	1,245
Intangibles with indefinite lives	-	-
Total intangible assets, net	$896	$1,245

Amortization expense related to intangible assets for the years ended December 31, 2019 and 2018 was $349 and $395.

Impairment testing of intangible assets subject to amortization involves comparing the carrying amount of the asset to the forecasted, undiscounted future cash flows whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In the event the carrying value of the asset exceeds the undiscounted future cash flows, the carrying value is considered not recoverable and a potential impairment exists. If the Company identifies impairment for long-lived assets, the Company compares the assets’ current carrying value to the assets’ fair value. Fair value is based on current market values. Changes in these underlying assumptions could significantly impact the asset’s estimated fair value.

Based on twenty-two (22) consecutive quarters of minimal revenues combined with changes in the sales channels through which we sell our products and our inability to predict future orders, if any, or to what extent we will be able to secure new distribution arrangements, we tested our intellectual property for impairment in the fourth quarter of 2019 and determined that the asset value was recoverable and therefore no impairment was recognized.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense for intangible assets is estimated to be as follows:

(In thousand $)
Years Ended December 31,	Amount
2020	$210
2021	210
2022	210
2023	210
2024	56
Total	$896

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued its final standard on lease accounting which requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months (“ASC 842”). Under ASC 842, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company is also required to recognize and measure new leases at the adoption date and recognize a cumulative-effect adjustment in the period of adoption using a modified retrospective approach, with certain practical expedients available.

The Company elected the optional transition method and adopted ASC 842 beginning on January 1, 2019 on a modified retrospective basis with no restatement of prior period amounts. The adoption of ASC 842 did not change the Company’s historical classification of these leases or the straight-line recognition of related expenses. As allowed under ASC 842, the Company elected to apply practical expedients to carry forward the original lease determinations, lease classifications and accounting of initial direct costs for all asset classes at the time of adoption. The Company also elected not to separate lease components from non- lease components and to exclude short-term leases from its consolidated balance sheet. The Company’s adoption of the new standard resulted in the recognition of right-of-use assets of $236 and liabilities of $245, with no material cumulative effect adjustment to equity as of the date of adoption. In connection with the adoption of this guidance, as required, the Company reclassified deferred rent liabilities as reductions to lease assets. Adoption of the new standard did not have a material impact on the Company’s consolidated statements of operations or cash flows.

The impact of the adoption of ASC Topic 842 on the balance sheet as of January 1, 2019 was as follows:

	As reported December 31, 2018	Adoption of ASC 842	Balance January 1, 2019

Operating lease right-of-use asset	$-	$236	$236
Total assets	$4,455	$236	$4,691
Current liabilities	$1,634	$53	$1,687
Non-current portion of operation lease liability	$-	$193	$193
Total liabilities	$1,634	$246	$1,880

Following the adoption of ASC 842, the Company determines if an arrangement is a lease at inception. Operating lease assets and liabilities are included in operating lease right of use (“ROU”) lease assets, current portion of operating lease liabilities, and long-term operating lease liabilities on the Company’s consolidated balance sheets.

Operating lease right of use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right of use assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Since the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease right of use assets also include any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term along with any variable costs as incurred.

Net Revenue

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

December 31, 2019

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

Disaggregation of Revenue

Our net revenues by product type are presented below for the years ended December 31, 2019 and 2018:

	Years ended
	December 31,	December 31,
Product Type	2019	2018
Myos Canine Muscle Formula® (1)	$476	$44
Yolked® (2)	284	117
White label (3)	222	-
Qurr® (4)	40	175
Physician Muscle Health Formula (5)	10	24
Total Net Revenues	$1,032	$360

(1)	Myos Canine Muscle Formula® launched in June 2018
(2)	Yolked® launched in March 2018
(3)	White label fortetropin blend we produce as it is ordered
(4)	Qurr® launched in June 2017
(5)	Fortetropin blend for physicians

Contract Assets and Liabilities

As of December 31, 2019 and 2018, the Company did not have any contract assets and contract liabilities from contracts with customers. The contract liabilities represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract. During the years ended December 31, 2019 and 2018, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Advertising, Marketing and Promotions

The Company charges the costs of advertising to sales and marketing expenses as incurred. Advertising and marketing costs were $978 and $308 for the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2019, advertising costs consisted primarily of marketing costs for our Yolked® and Myos Canine Muscle Formula® products. For the year ended December 31, 2018, advertising costs consisted primarily of marketing costs for our Qurr® line of products.

Shipping and Handling Costs

The Company records costs for the shipping and handling of products to our customers in cost of sales. These expenses were $61 and $48 for the years ended December 31, 2019 and 2018, respectively.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Research and Development

Research and development expenses consist primarily of the cost of manufacturing our product for clinical study, the cost of conducting clinical studies and the cost of conducting preclinical and research activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are initially capitalized and are then recognized as an expense as the related goods are consumed or the services are performed. During the years ended December 31, 2019 and 2018, the Company incurred research and development expenses of $145 and $417 respectively. These included payments to DIL for research of $150 for the year ended December 31, 2018.

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

A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement. At December 31, 2019 and 2018, the Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable and accrued expenses and other current liabilities. Due to their short-term nature, the carrying amounts of the Company’s financial instruments approximated their fair values.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Basic and Diluted Loss per Share

Basic net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potential dilutive securities outstanding had been issued. The Company uses the “treasury stock” method to determine the dilutive effect of common stock equivalents such as options, warrants and restricted stock. For the years ended December 31, 2019 and 2018, the Company incurred a net loss. Accordingly, the Company’s common stock equivalents were anti-dilutive and excluded from the diluted net loss per share computation.

The aggregate number of potentially dilutive common stock equivalents outstanding at December 31, 2019 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 1,281,736, which includes warrants to purchase an aggregate 663,356 shares of common stock, options to purchase an aggregate of 618,380 shares of common stock and rights under the Rights Agreement.

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

Interest costs and penalties related to income taxes are classified as interest expense and operating expenses, respectively, in the Company’s financial statements. For the years ended December 31, 2019 and 2018, the Company did not recognize any interest or penalty expense related to income taxes. The Company files income tax returns in the U.S. federal jurisdiction and states in which it does business.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for the Company’s fiscal year beginning after December 15. 2020, with early adoption permitted. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 4 – INVENTORIES, NET

Inventories, net at December 31, 2019 and 2018 consisted of the following:

(In thousands $)	December 31, 2019	December 31, 2018
Raw materials	$1,264	$1,769
Work in process	15	37
Finished goods	450	135
	1,729	1,941
Less: inventory reserves	(63)	(265)
Inventories, net	$1,666	$1,676

NOTE 5 – FIXED ASSETS, NET

Fixed assets at December 31, 2019 and 2018 consisted of the following:

(In thousands $)	December 31, 2019	December 31, 2018
Furniture, fixtures and equipment	$116	$116
Computers and software	68	68
Leasehold improvements	239	239
Other	7	7
Total fixed assets	430	430
Less: accumulated depreciation and amortization	(333)	(281)
Net book value of fixed assets, net	$97	$149

Depreciation expense was $52 and $35 for the years ended December 31, 2019 and 2018, respectively.

NOTE 6 – PREPAID EXPENSES

Prepaid expenses consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses consisted of the following:

(In thousands $)	December 31, 2019	December 31, 2018
Prepaid expenses and other	$17	$4
Prepaid investor relations	6	6
Total prepaid expenses	$23	$10

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of estimated future payments that relate to the current accounting periods. Management reviews these estimates regularly to determine their reasonableness. Accrued expenses and other current liabilities at December 31, 2019 and 2018 consisted of the following:

(In thousands $)	December 31, 2019	December 31, 2018
Professional fees	$-	$85
Accrued board compensation	209	181
Research and development	-	91
Deferred rent	-	10
Other accrued expenses	21	16
Total accrued expenses and other current liabilities	$230	$383

NOTE 8 – RELATED PARTY PROMISSORY NOTE AND ACCRUED INTEREST

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

The Note accrues interest at a rate of 5% per annum and all payments of principal, interest and other amounts under the original Note were payable on August 31, 2019. The Company may prepay, in whole or in part, at any time, the principal, interest and other amounts owed under the Note, without penalty. As of December 31, 2018, the Company accrued $15 of interest expense on the Note.

On March 27, 2019, $250 of the Note was exchanged for 171,233 shares of common stock as part of a private placement.

On October 30, 2019 the Company and the Lender agreed to extend the maturity date.

In December 2019 the Lender advanced an additional $355 to the Company for general working capital purposes. As of December 31, 2019, the total amounts outstanding and due to the Lender under the Note was $1,105 and $54 of accrued interest.

Subsequent to year-end on March 2, 2020, the Company entered into securities purchase agreements for a private placement with a group of accredited investors and issued 1,533,058 shares of common stock to the investors, including four members of the Company’s board of directors, for aggregate cash proceeds of $1,030 and $825 of the Note converted into 681,818 shares. The closing of the private placement occurred on March 5, 2020 and included the conversion of $825 of the principal amount of the Note.

Note 9 – Stockholders’ Equity

Authorized Capital

As of December 31, 2019, the Company was authorized to issue 15,000,000 shares of common stock, $0.001 par value, and 500,000 shares of preferred stock, $0.001 par value. The holders of the Company’s common stock are entitled to one vote per share.

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

December 31, 2019

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

As of December 31, 2019, the Rights have no dilutive effect on the earnings per common share calculation and no shares of preferred stock have been issued. The Company has determined that these rights have a de minimis fair value. The Rights are not exercisable until the occurrence of certain events, including a person acquiring or obtaining the right to acquire beneficial ownership of 10% or more of the Company’s outstanding common stock. The Rights are evidenced by certificates for the common stock and automatically transfer with the common stock unless they become exercisable. If the Rights become exercisable, separate certificates evidencing the Rights will be distributed to each holder of common stock. Holders of the preferred stock will be entitled to certain dividend, liquidation and voting rights. The rights are redeemable by us at a fixed price as determined by the Board, after certain defined events.

Subsequent to year end on February 14, 2020 the Company amended the Rights Agreement to, among other things extend the expiration date to February 14, 2021. The description and terms of the Rights are set forth in the Rights Agreement dated as of February 14, 2017, as amended.

Issuance of Common Stock

The Company has periodically issued common stock in connection with certain private and public offerings. For the years ended December 31, 2019 and 2018 the Company has received aggregate net proceeds of $2,061 and $1,450 from these offerings:

			Net
For the year ended December 31, 2019	Shares		Proceeds
March 20, 2019	1,267,123	(1)	$1,850
March 19, 2019	78,640	(3)	146
January 15, 2019	32,489	(2)	65
Total	1,378,252		$2,061

(1)	Shares issued pursuant to a private placement with accredited investors for $1.46 per share.
(2)	Shares of common stock sold for $1.85 per share in an at-the-market offering.
(3)	Shares of common stock sold for $2.00 per share in an at-the-market offering.

			Net
For the year ended December 31, 2018	Shares		Proceeds
April 29, 2018	806,452	(1)	$978
April 4 – April 23, 2018	131,225	(2)	176
January 19, 2018	140,295	(3)	296
Total	1,077,972		$1,450

(1)	Shares issued pursuant to a private placement with accredited investors for $1.24 per share.
(2)	Shares of common stock sold for between $1.25 and $1.38 per share in an at-the-market offering.
(3)	Shares of common stock sold for $2.11 per share in an at-the-market offering.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

On January 15, 2019, the Company sold 32,489 shares of common stock for $2.00 per share for gross proceeds of $65 in an at-the-market offering. The Company recorded $4 of deferred offering costs.

On March 19, 2019, the Company sold 78,640 shares of common stock for $1.85 per share for gross proceeds of $146 in an at-the-market offering. The Company recorded $9 of deferred offering costs.

Subsequent to year end, on January 23, 2020, the Company sold 7,322 shares of common stock for $1.50 per share for gross proceeds of $11 in an at-the-market offering. The Company recorded $1 of deferred offering costs.

Subsequent to year end, on February 3, 2020, the Company sold 140,085 shares of common stock for $1.55 per share for gross proceeds of $217 in an at-the-market offering. The Company recorded $14 of deferred offering costs.

As of the filing date of this Report, a total of 258,536 shares were sold under this program for aggregate gross proceeds of $439 and $28 of deferred offering costs since July 24, 2018 when the new sales agreement began.

Private Placement

On April 25, 2018, the Company entered into a securities purchase agreement with private investors providing for the issuance and sale by the Company of 806,452 shares of common stock, in a private placement offering at a purchase price of $1.24 per share, for gross proceeds of $1,000 and net proceeds of $978.

On March 20, 2019, the Company entered into securities purchase agreements with certain accredited investors, including two members of the Company’s board of directors, providing for the issuance and sale by the Company of 1,438,356 shares of common stock in a private placement at a purchase price of $1.46 per share.  As part of the private placement, $250 of the outstanding principal amount of the Note was exchanged into 171,233 shares of common stock. The remaining 1,267,123 shares of common stock sold resulted in cash proceeds of $1,850. The closing of the Private Placement occurred on March 27, 2019.

Subsequent to year-end on March 2, 2020, the Company entered into securities purchase agreements with a group of accredited investors, including four members of the Company’s board of directors, providing for the issuance and sale by the Company of 1,533,058 shares of the Company’s common stock in a private placement at a purchase price of $1.21 per share. As part of the private placement, $825 of the outstanding principal amount of the Note was exchanged into 681,818 shares of common stock. The remaining 851,240 shares of common stock sold resulted in cash proceeds of $1,030. The closing of the Private Placement occurred on March 5, 2020.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Note 10 – Warrants

The following table summarizes information about outstanding and exercisable warrants at December 31, 2019:

			Shares
		Number of	Underlying	Shares
		Shares	Warrants	Underlying
		Underlying	Exchanged,	Warrants
		Warrants	Exercised	Outstanding		Expiration
		Originally	or	and	Exercise	Term
Description	Grant Date	Granted	or Expired	Exercisable	Price	in years
Series B(1)	January 27, 2014	157,846	(157,846)	-	$-	-
Series C(2)	November 19, 2014	145,399	(142,957)	2,442	$12.00	0.38
Repricing Series C(2)	November 19, 2014		142,957	142,957	$9.00	0.38
Repricing Series E(2)	November 19, 2014		142,957	142,957	$9.00	2.38
Rens(3)	March 3, 2016	375,000	-	375,000	$7.00	1.17
		678,245	(14,889)	663,356

(1)	Issued in connection with the January 27, 2014 private placement transaction.
(2)	Issued in connection with the November 19, 2014 registered-direct public offering, and subsequently revised pursuant to Warrant Exercise Agreements entered into on May 18, 2015.
(3)	Shares issued pursuant to the closing of the first tranche of the financing with RENS Technology Inc.

NOTE 11 – STOCK COMPENSATION

Equity Incentive Plan

The Company increased the number of shares available for issuance under its 2012 Equity Incentive Plan (as amended, the “Plan”) from 850,000 to 1,200,000 in December 2019, which was approved by the Company’s shareholders in December 2019. The plan provides for the issuance of up to 1,200,000 shares. The Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. As of December 31, 2019, the remaining shares of common stock available for future issuances of awards was 592,260. The Company granted an aggregate of 30,000 options to purchase restricted common stock to certain directors prior to the adoption of the Plan.

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

December 31, 2019

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Stock Options

The following table summarizes stock option activity for the years ended December 31, 2019 and 2018:

			Weighted
		Weighted	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Options	Price	Term (Years)
Balance at December 31, 2017	561,740	$7.32	5.65
Options granted	57,000	4.00
Options forfeited	(20,000)	4.00
Balance at December 31, 2018	598,740	$6.76	5.87
Options granted	72,000	$2.00
Options forfeited	-	-
Balance at December 31, 2019	670,740	$5.57	6.27

The weighted average grant date fair value of stock options granted during 2019 and 2018 was $1.25 and $0.39, respectively. The following table summarizes the assumptions used to value stock options granted in 2019 and 2018 using a Black-Scholes model:

	2019	2018
Risk-free interest rate	2.38%	2.38%
Expected volatility	100%	100%
Expected forfeiture rate	0%	0%
Expected term (years)	6.0	6.0
Expected dividend yield	0%	0%

The risk-free rate is based on the U.S. Treasury rate for a note with a similar term in effect at the time of the grant. The expected volatility is based on the volatility of the Company’s historical stock prices.

At December 31, 2019 and 2018, the exercisable options had no intrinsic value.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

The following table summarizes information about options outstanding and exercisable at December 31, 2019 that were granted under the Plan:

Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Exercise	Options	Remaining	Exercise	Options	Remaining
Price	Outstanding	Contractual Life	Price	Exercisable	Contractual Life
$2.00	72,000	9.00	$2.00	36,500	9.00
$4.00	337,000	8.00	$4.00	337,000	8.00
$8.60	16,000	5.19	$8.60	16,000	5.19
$10.00	40	3.89	$10.00	40	3.89
$12.10	30,000	5.35	$12.10	30,000	5.35
$12.50	81,700	5.42	$12.50	67,278	5.42
$13.45	2,000	5.47	$13.45	1,000	5.47
$13.50	12,000	5.49	$13.50	10,562	5.49
$17.50	100,000	4.11	$17.50	100,000	4.11
$32.00	15,000	1.54	$32.00	15,000	1.54
$34.50	5,000	1.57	$34.50	5,000	1.57
	670,740			618,380

As of December 31, 2019, 618,380 options have vested and 51,620 options remain unvested. The vesting terms range from 4.5 to 9.0 years and the vested options have a weighted average remaining term of 4.7 years and a weighted average exercise price of $5.57 per share.

Restricted Stock

The following table summarizes restricted stock awards activity for the years ended December 31, 2019 and 2018:

		Weighted
		Average
		Grant Date
	Shares	Share Price
Restricted stock awards unvested at December 31, 2017	1,250	$1.02
Granted	63,137	1.36
Vested	(64,387)	1.30
Restricted stock awards unvested at December 31, 2018	-	-
Granted	145,700	$1.42
Vested	(145,700)	$1.42
Restricted stock awards unvested at December 31, 2019	-	$-

At December 31, 2019, there were no unvested restricted stock awards.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Share-Based Compensation

Share-based compensation was $306 and $235 for the years ended December 31, 2019 and 2018, respectively. Share-based compensation consists of expenses related to the issuance of stock options and restricted stock.

There was no unrecognized compensation expense of stock options and restricted stock at December 31, 2019.

NOTE 12 – INCOME TAXES

Income tax expense for the years ended December 31, 2019 and 2018 is shown as follows:

	For the Years ended
	December 31,	December 31,
(In thousand $)	2019	2018
Current state provision	$-	$(1,124)
Deferred state provision	-	-
Valuation allowance	-	-
Current federal provision	-	-
Deferred federal provision	-	-
Total tax provision	$	$(1,124)

The significant components of the Company’s deferred tax assets and liabilities at December 31, 2019 and 2018 are as follows:

	December 31,	December 31,
(In thousand $)	2019	2018
Federal net operating losses	$6,516	$5,669
State net operating losses	184	31
Stock options	664	646
Federal tax credit	190	190
Amortization	181	198
Depreciation	31	20
Accrued expenses	47	4
Contributions	5	10
Other	32	62
Total gross deferred tax assets/(liabilities)	7,850	6,830

Less valuation allowance	(7,850)	(6,830)

Net deferred tax assets/(liabilities)	$-	$-

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

The income tax benefit for the years ended December 31, 2019 and 2018 differed from the amounts computed by applying the U.S. federal income tax rate of 21% to loss before tax benefit as a result of nondeductible expenses, utilization of New Jersey net operating loss carryforwards, and increases in the Company’s valuation allowance.

	For the Years Ended
	December 31,	December 31,
(In thousand $)	2019	2018
Federal statutory tax benefit	$(894)	$(676)
Sale of NJ NOL credits	-	(1,124)
Permanent differences	9	30
State taxes	1	2
True up	(61)	53
Valuation allowance	947	591
Effective tax rate dollars	$2	$(1,124)
Effective tax rate percentage	1.96%	34.74%

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the available evidence, both positive and negative, the Company determined that valuation allowances of $7.9 million and $6.8 million at December 31, 2019 and 2018, respectively, were necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

At December 31, 2019 and 2018, the Company had approximately $31.0 million and $27.0 million of gross federal net operating loss carry-forwards, respectively. At December 31, 2019 and 2018, the Company had approximately $11.7 million and $6.7 million of gross state net operating loss carry-forwards, respectively.

At December 31, 2019, the Company had approximately $23.7 million of federal net operating loss carryforwards subject to expiration beginning in 2027 and had approximately $2.6 million of state net operating loss carry-forwards subject to expiration beginning in 2027, while there are approximately $7.3 million of federal net operating loss carry-forwards which do not expire.

The utilization of such net operating loss carry-forwards and realization of tax benefits in future years depends predominantly upon having taxable income. The Company also has approximately $190 of federal research and development credits which will begin to expire in 2033 if not utilized. The Company has sold a portion of its state NOLs under the State of New Jersey’s Technology Business Tax Certificate Transfer Program in 2018.

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

The Company files a United States federal tax return plus state tax returns in New Jersey, New York, Pennsylvania, Virginia and Vermont. The federal and state income tax returns of the company for 2017, 2018 and 2019 are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed. In addition, federal net operating losses arising from prior years are also subject to examination at the time they are utilized in future years. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. There was no income tax related interest and penalties included in the income tax provision for 2019 and 2018.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Note 13 – Commitments and Contingencies

Operating Lease

The Company has operating leases for its executive office and office equipment. The remaining terms on these leases range from 4 to 5 years. The Company does not have any financing leases.

The Company entered into an operating lease in August 2012, which was amended in March 2019, for its executive office located at 45 Horsehill Road, Suite 106, Hanover Township, Morris County, New Jersey, which consists of approximately 5,225 square feet of space. The lease agreement expires in December 2022 and contains an additional three year option to extend the lease and annual escalating payments. The Company uses a discount rate of 12% to calculate the right of use asset and operating lease liability recorded on our consolidated balance sheet. The Company uses this facility as its corporate headquarters and as a research and manufacturing facility.

The Company’s office equipment operating lease is for a copier and the agreement expires in November 2023.

The components of lease expense of $64 for the year ended December 31, 2019 were recorded in the consolidated statement of operations. Rent expense including common area maintenance charges and taxes for the year ended December 31, 2018 was $79.

The following table provides a breakdown of lease balances within the consolidated balance sheet as of December 31, 2019:

December 31, 2019
Operating lease right of use asset	$192

Operating lease liability:
Lease Liability : current	$46
Lease Liability : non-current	146
Total operating lease liability	$192

Other information related to leases are as follows:

December 31, 2019
Cash paid for rent included in the measurement of operating lease liabilities cash flows	$75

Right-of-use asset obtained in exchange for new operating lease liability	236

Weighted-average remaining lease term- operating leases, in years	3.79

Weighted-average discount rate - operating leases	11.7%

Future minimum lease payments for operating leases with initial or remaining noncancelable lease terms in excess of one year as of December 31, 2019 are as follows:

For year ending	Amount

2020	$69
2021	77
2022	80
2023	3
Total future minimum lease payments	$229
Imputed interest	(37)
Total Lease Liability	$192

There were no material operating leases and financing leases that the Company had entered into and that were yet to commence as of December 31, 2019.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

(amounts in thousands, except share and per share amounts, unless otherwise indicated)

Defined Contribution Plan

The Company established a 401(K) Plan (the “401(K) Plan”) for eligible employees of the Company effective April 1, 2014. Generally, all employees of the Company who are at least twenty-one years of age and who have completed three months of service are eligible to participate in the 401(K) Plan. The 401(K) Plan is a defined contribution plan that provides that participants may make salary deferral contributions, of up to the statutory maximum allowed by law (subject to catch-up contributions) in the form of voluntary payroll deductions. The Company’s matching contribution is equal to 100 percent on the first four percent of a participant’s compensation which is deferred as an elective deferral. The Company’s aggregate matching contributions were $37 and $33 for the years ended December 31, 2019 and 2018, respectively.

Clinical and Basic Research Programs

The Company invests in research and development activities externally through academic and industry collaborations aimed at enhancing the Company’s products and optimizing manufacturing. At December 31, 2019, there were no future minimum payments for collaborations with various academic centers.

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

The agreement expired on December 31, 2018, and the Company has not elected to renew the agreement as of the date of the filing of this Report.

Product Liability

As a manufacturer of nutritional supplements that are ingested by consumers, the Company may be subject to various product liability claims. Although we have not had any claims to date, it is possible that future product liability claims could have a material adverse effect on our business or financial condition, results of operations or cash flows. The Company currently maintains products liability insurance of $5 million per-occurrence and a $10 million annual aggregate coverage. At December 31, 2019 and 2018, the Company had not recorded any accruals for product liability claims.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

The Note accrues interest at a rate of 5% per annum and all payments of principal, interest and other amounts under the original Note were payable on August 31, 2019. The Company may prepay, in whole or in part, at any time, the principal, interest and other amounts owed under the Note, without penalty. As of December 31, 2018, the Company accrued $15 of interest expense on the Note.

On March 27, 2019, $250 of the Note was converted into 171,233 shares as part of a private placement.

On October 30, 2019 the Company and the Lender agreed to extend the maturity date.

In December 2019 the Lender advanced an additional $355 to the Company for general working capital purposes. As of December 31, 2019, the total amounts outstanding and due to the Lender under the Note was $1,105 and $54 of accrued interest.

Subsequent to year-end on March 2, 2020, the Company entered into securities purchase agreements for a private placement with a group of accredited investors and issued 1,533,058 shares of common stock to the investors, including four members of the Company’s board of directors, for aggregate cash proceeds of $1,030 and $825 of the Note exchanged into 681,818 shares. The closing of the Private Placement occurred on March 5, 2020 and included the exchange of $825 of the principal amount of a promissory note into common stock.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

In August 2017, before the hearing occurred, the Company amended its complaint repeating most of the initial claims but adding several additional claims against RENS Agriculture, Mr. Ren and two additional Chinese defendants, including a claim against RENS Agriculture for breaching the exclusive distribution agreement, as well as claims against all defendants for theft and misappropriation of our confidential proprietary information and trade secrets, breach of fiduciary duty and duty of loyalty, misappropriation of corporate opportunity, unfair competition and a number of other torts. We are seeking damages and injunctive relief. The Purchaser has filed a motion to dismiss the amended complaint, which is still pending and scheduled for oral argument in the second quarter of 2020.

The parties are currently in settlement discussions regarding the foregoing matters.

The outcome of the aforementioned matters cannot be determined as of the date of these consolidated financial statements.

NOTE 16 – SUBSEQUENT EVENTS

At-the-Market Offering

Subsequent to year end, on January 23, 2020, the Company sold 7,322 shares of common stock for $1.50 per share for gross proceeds of $11 in an at-the-market offering. The Company recorded $1 of deferred offering costs.

Subsequent to year end, on February 3, 2020, the Company sold 140,085 shares of common stock for $1.55 per share for gross proceeds of $217 in an at-the-market offering. The Company recorded $14 of deferred offering costs.

Subsequent to year-end on March 2, 2020, the Company entered into securities purchase agreements with a group of accredited investors. In the Private Placement, the Company issued 1,533,058 shares of common stock to the Investors, including four members of the Company’s board of directors, as part of the private placement, $825 of the outstanding principal amount of the Note was converted into 681,818 shares of common stock. The remaining 851,240 shares of common stock sold resulted in cash proceeds of $1,030. The closing of the Private Placement occurred on March 5, 2020.