Form 10-Q
period 2020-03-31
MYOS RENS TECHNOLOGY INC.
filed 2020-05-06
CIK 1402479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.001 par value Series A Preferred Stock Purchase Rights, $0.001 par value	MYOS	The Nasdaq Stock Market LLC

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

As of May 6, 2020, there were 11,030,100 shares of the registrant’s common stock outstanding.

MYOS RENS TECHNOLOGY INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

i

PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
ASSETS	(Unaudited)
Current assets:
Cash	$678	$64
Accounts receivable, net	23	5
Inventories, net	1,570	1,666
Prepaid expenses	127	23
Total current assets	2,398	1,758

Operating lease right of use asset	178	192
Deferred offering costs	79	95
Fixed assets, net	92	97
Intangible assets, net	844	896
Total assets	$3,591	$3,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$130	$277
Accrued expenses and other current liabilities	18	230
Operating lease liabilities – current portion	37	46
Related party promissory note payable and accrued interest	646	1,159
Total current liabilities	831	1,712

Long-term liabilities:
Operating lease liabilities – net of current portion	146	146
Total liabilities	977	1,858

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; 500,000 shares authorized; no shares issued and outstanding
Common stock, $0.001 par value; 15,000,000 shares authorized; 11,030,100 and 9,176,908 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	11	9
Additional paid-in capital	42,794	40,496
Accumulated deficit	(40,191)	(39,325)
Total stockholders’ equity	2,614	1,180
Total liabilities and stockholders’ equity	$3,591	$3,038

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2020	2019

Net revenues	$290	$149
Cost of revenues	158	61
Gross profit	132	88
Operating expenses:
Selling, marketing and research	202	275
Personnel and benefits	468	420
General and administrative	315	356
Total operating expenses	985	1,051
Operating loss	(853)	(963)
Other expense, net	(13)	(12)
Net loss	$(866)	$(975)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.09)	$(0.13)

Weighted average number of common shares outstanding:
Basic and diluted	9,717,438	7,669,181

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(866)	$(975)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	5	7
Amortization	52	72
Stock-based compensation	217	243
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(19)	59
Decrease (increase) in inventories	96	(10)
Increase in operating lease right of use asset	14	224
(Increase) decrease in prepaid expenses and other assets	(88)	995
Decrease in operating lease liabilities	(9)	(231)
Increase in accrued interest expense	13	-
Decrease in accounts payable and accrued expenses	(359)	(280)
Net cash (used in) provided by operating activities	(944)	104

Cash Flows From Financing Activities:
Proceeds from registered direct offering of common stock	228	228
Proceeds from related party promissory note	300	-
Proceeds from issuance of common stock in private placement	1,030	1,850
Net cash provided by financing activities	1,558	2,078

Net increase in cash	614	2,182
Cash at beginning of period	64	15
Cash at end of period	$678	$2,197

Supplemental schedule of non-cash investing and financing activities:
Conversion of related party promissory note payable into shares of common stock	825	250
Reclassification of deferred offering costs to additional paid in capital	-	16

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED Consolidated StatementS of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Three Months Ended March 31, 2020
	Common Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019	9,176,908	$9	$40,496	$(39,325)	$1,180
Proceeds from sale of common stock	147,407	-	228	-	228
Proceeds from private placement of common stock	851,240	1	1,029	-	1,030
Issuance of common stock upon exchange of related party promissory note payable	681,818	1	824	-	825
Stock-based compensation expense	-	-	8	-	8
Issuance of restricted common stock	172,727	-	209	-	209
Net loss		-		(866)	(866)
Balance at March 31, 2020	11,030,100	$11	$42,794	$(40,191)	$2,614

	Three Months Ended March 31, 2019
	Common Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2018	7,481,723	$8	$37,880	$(35,067)	$2,821
Proceeds from sale of common stock	111,129	-	212	-	212
Proceeds from private placement of common stock	1,267,123	1	1,849	-	1,850
Issuance of common stock upon exchange of related party promissory note payable	171,233	-	250	-	250
Stock-based compensation expense	-	-	42	-	42
Issuance of restricted common stock	139,450	-	201	-	201
Net loss	-	-	-	(975)	(975)
Balance at March 31, 2019	9,170,658	$9	$40,434	$(36,042)	$4,401

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND LIQUIDITY

Nature of Operations

MYOS RENS Technology Inc. (the “Company”) is focused on the discovery, development and commercialization of advanced nutrition products that improve muscle health and performance. The Company was incorporated under the laws of the State of Nevada on April 11, 2007. On March 17, 2016, the Company merged with its wholly-owned subsidiary and changed its name from MYOS Corporation to MYOS RENS Technology Inc. As used in these condensed consolidated financial statements, the terms “the Company”, “MYOS”, “our”, or “we”, refers to MYOS RENS Technology Inc. and its subsidiary, unless the context indicates otherwise. On February 25, 2011, the Company entered into an agreement to acquire the intellectual property for Fortetropin®, our proprietary active ingredient from Peak Wellness, Inc. The Company’s activities are subject to significant risks and uncertainties.

Our commercial focus is to leverage our clinical data to develop multiple products to target the large, but currently underserved, markets focused on muscle health. The sales channels through which we sell our products are evolving. The first product we introduced was MYO-T12, a proprietary formula containing Fortetropin® and other ingredients which was sold in the sports nutrition market. Some of our other product launches included Re and QURR®.

In March 2018, we launched Yolked®, a Fortetropin®-powered product which is NSF Certified for Sports, and developed and marketed to collegiate and professional athletes who want to increase their muscle size and performance with an all-natural advanced nutrition product. The Company recorded $51 and $68 of net revenues for the three months ended March 31, 2020 and 2019, respectively, for our Yolked® product line.

In June 2018, we launched our Fortetropin® based pet product Myos Canine Muscle Formula® (“MCMF”). Two veterinarian hospitals had previously performed some informal observational studies with older dogs experiencing muscle atrophy and saw positive results after taking our pet product. We believe that the positive feedback received from the veterinarian community, together with the positive results from our Kansas State University study, will enable us to grow our pet business product line. The Company recorded $216 and $61 of net revenues for the three months ended March 31, 2020 and 2019, respectively, for our MCMF product line.

In November 2019, we launched our white label business, working with manufacturers to create new brands and products using Fortetropin® as the foundation. We recorded $17 of net revenues for the three months ended March 31, 2020.

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2019 has been derived from our audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2020 have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures required by U.S. GAAP for complete consolidated financial statements have been condensed or omitted herein. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 24, 2020. The unaudited interim condensed consolidated financial statements presented herein reflect all normal adjustments that are, in the opinion of management, necessary for a fair presentation of the statement of the financial position, results of operations and cash flows for the periods presented. The results of any interim period are not necessarily indicative of the results for the full year.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Going Concern and Liquidity

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which contemplates the continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustment that might become necessary should the Company be unable to continue as a going concern.

The Company has suffered recurring losses from operations and incurred a net loss of $866 for the three months ended March 31, 2020. The accumulated deficit as of March 31, 2020 was $40,191. The Company has not yet achieved profitability and expects to continue to incur cash outflows   from operations. It is expected that its operating expenses will continue to increase and, as a result, the Company will eventually need to generate significant product revenues to achieve profitability. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the condensed consolidated financial statement issuance date.

As of March 31, 2020 the Company had cash of $678 and working capital of $1,567 (current assets of $2,398 less current liabilities of $831). For the three months ended March 31, 2020 and 2019, our net loss was $866 and $975, respectively. For the three months ended March 31, 2020, net cash used in operating activities was $944. For the three months ended March 31, 2019, net cash provided by operating activities was $104.

As of the filing date of this quarterly report on From 10-Q (the “Report”), management believes that there may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months.

Accordingly, we are evaluating various alternatives, including reducing operating expenses, securing additional financing through debt or equity securities to fund future business activities and other strategic alternatives. There can be no assurance that the Company will be able to generate the level of operating revenues in its business plan, or if additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, our future operating prospects may be adversely affected. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the date of the Annual Report on Form 10-K for the year ended December 31, 2019, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At March 31, 2020 and December 31, 2019, the Company had no cash equivalents. The Company maintains its bank accounts with high credit quality financial institutions and has never experienced any losses related to these bank accounts. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its financial institutions. As part of our ongoing liquidity assessments management evaluates our cash and cash equivalents. The amount of funds held in these accounts can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities so the Company may at times have exposure to cash in excess of FDIC insured limits. At March 31, 2020, total cash in the Company’s bank accounts was $678, which exceeded the FDIC coverage limit of $250. There were no accounts that exceeded the FDIC limit at December 31, 2019.

Concentrations of Credit Risk, Customers and Suppliers

Management regularly reviews accounts receivable, and if necessary, establishes an allowance for doubtful accounts that reflects management’s best estimate of amounts that may not be collectible based on historical collection experience and specific customer information. Accounts receivable is non-interest bearing. Credit is issued to customers without collateral. If an account becomes delinquent, management will review if a write off is appropriate. Expense recognized as a result of an allowance for doubtful accounts is classified under general and administrative expenses in the condensed consolidated statements of operations.

For the three months ended March 31, 2020 and 2019, the Company did not have any revenue, accounts receivable or supplier concentrations.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

As of March 31, 2020 and December 31, 2019 deferred offering costs of $79 and $95, respectively, were included as a noncurrent asset on the accompanying condensed consolidated balance sheets related to a July 2018 sales agreement. Management continues to assess the probability of its ability to conduct future closings of its offerings. If management were to determine that it was not probable that an offering would be completed, any deferred offering costs would be recognized in the condensed consolidated statements of operations.

Intangible Assets

The Company’s intangible assets consist primarily of intellectual property pertaining to Fortetropin®, including its formula, trademarks, trade secrets, patent application and domain names which were determined to have a fair value of $2,000 as of December 31, 2011. Management determined that the intellectual property had a finite useful life of ten (10) years and began amortizing the asset over its estimated useful life beginning April 2014.

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

Our policy is to evaluate intangible assets subject to amortization for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment testing of intangible assets subject to amortization involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows. In the event the carrying value of the asset exceeds the undiscounted future cash flows, the carrying value is considered not recoverable and an impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. The computed impairment loss is recognized in the period that the impairment occurs. Assets which are not impaired may require an adjustment to the remaining useful lives for which to amortize the asset. There were no impairment charges for the three months ended March 31, 2020 and 2019. Intangible assets at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
Intangibles with finite lives:
Intellectual property	$2,101	$2,101
Website - qurr.com	380	380
Less: accumulated amortization – intellectual property	(1,257)	(1,205)
Less: accumulated amortization - website	(380)	(380)
Total intangible assets, net	$844	$896

Amortization expense related to intangible assets for the three months ended March 31, 2020 and 2019 was $52 and $72, respectively.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Net Revenues

Revenue Recognition

Net revenues include products and shipping and handling charges, net of estimates for incentives and other sales allowances or discounts. Our product sales generally do not provide for rights of return. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. We recognize revenue by transferring the promised products to the customer, with revenue recognized at the point in time the customer obtains control of the products. We consider charges associated with shipping and handling activities as costs to fulfill our performance obligations. Using probability assessments, we estimate sales incentives expected to be paid over the term of the contract. The majority of our contracts have a single performance obligation and are short term in nature. Sales taxes that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net revenues.

Disaggregation of Net Revenues

Our net revenues by product type are presented below for the three months ended March 31, 2020 and 2019.

	Three months ended
Product Type	March 31, 2020	March 31, 2019
Myos Canine Muscle Formula® (1)	$216	$61
Yolked® (2)	51	68
Longevity (includes Qurr® (3) and Physician Muscle Health Formula (4) brands)	6	20
White Label (5)	17	-
Total Net Revenues	$290	$149

(1)	Launched in June 2018
(2)	Launched in March 2018
(3)	Launched in March 2017
(4)	Launched in May 2016; relaunched December 2019
(5)	Launched in December 2019

Contract Assets and Liabilities

The Company did not have any contract assets and contract liabilities from contracts with customers as of March 31, 2020 or December 31, 2019. Contract liabilities represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract. For the three months ended March 31, 2020 and 2019 there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Advertising, Marketing and Promotions

The Company charges the costs of advertising to sales and marketing expenses as incurred. Advertising and marketing costs were $178 and $236  for the three months ended March 31, 2020 and 2019, respectively. Advertising costs consisted primarily of marketing costs for our Yolked® and Myos Canine Muscle Formula® products.

Shipping and Handling Costs

The Company records costs for the shipping and handling of products to its customers in cost of revenues. These expenses were $9 and $6 for the three months ended March 31, 2020 and 2019, respectively.

Research and Development

Research and development expenses consist primarily of the cost of manufacturing our product for clinical study, the cost of conducting clinical studies and the cost of conducting preclinical and research activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are initially capitalized and are then recognized as an expense as the related goods are consumed or the services are performed. Research and development expenses were $22 and $9 for the three months ended March 31, 2020 and 2019, respectively.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Basic and Diluted Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potential dilutive securities outstanding had been issued. The Company uses the “treasury stock” method to determine the dilutive effect of common stock equivalents such as options, warrants and restricted stock. For the three months ended March 31, 2020 and 2019, the Company incurred a net loss. Accordingly, the Company’s common stock equivalents were anti-dilutive and excluded from the diluted net loss per share computation.

The aggregate number of potentially dilutive common stock equivalents outstanding at March 31, 2020 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 1,281,736, which includes warrants to purchase an aggregate of 663,356 shares of common stock and options to purchase an aggregate of 618,380 shares of common stock and rights under the Rights Agreement.

The aggregate number of potentially dilutive common stock equivalents outstanding at March 31, 2019 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 1,083,082, which includes warrants to purchase an aggregate of 663,356 shares of common stock, options to purchase an aggregate of 419,726 shares of common stock and rights under the Rights Agreement.

Income Taxes

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under Accounting Standards Codification Topic 740 (“ASC 740”), Income Taxes, the effects of new legislation are recognized upon enactment. Accordingly, the CARES Act is effective beginning in the quarter ended March 31, 2020. While the Company is currently evaluating how provisions in the CARES Act will impact its condensed consolidated financial statements, it does not currently believe that such provisions will have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for the Company’s fiscal year beginning after December 15. 2020, with early adoption permitted. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The Company does not expect this ASU to have a material impact on its condensed consolidated financial statements.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 4 – INVENTORIES, NET

Inventories, net at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Raw materials	$1,153	$1,264
Work in process	118	15
Finished goods	362	450
	1,633	1,729
Less: inventory reserves	(63)	(63)
Inventories, net	$1,570	$1,666

NOTE 5 – FIXED ASSETS, NET

Fixed assets, net at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Furniture, fixtures and equipment	$116	$116
Computers and software	68	68
Leasehold improvements	239	239
Other	7	7
Total fixed assets	430	430
Less: accumulated depreciation and amortization	(338)	(333)
Net book value of fixed assets	$92	$97

Depreciation expense was $5 and $7 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses and other current assets at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Prepaid consulting fees	$46	$9
Prepaid Nasdaq fees	33	-
Prepaid marketing expenses	32	6
Prepaid other expenses	16	8
Total prepaid expenses and other current assets	$127	$23

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of estimated future payments that relate to the current and prior accounting periods. Management reviews these estimates regularly to determine their reasonableness. Accrued expenses and other current liabilities at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Board compensation	$-	$209
Other	18	21
Total accrued expenses and other current liabilities	$18	$230

NOTE 8 – RELATED PARTY PROMISSORY NOTE PAYABLE

On August 30, 2018, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $750 in favor of Joseph Mannello, the Company’s chief executive officer (the “Lender”).

The Note accrues interest at a rate of 5% per annum and all payments of principal, interest and other amounts under the original Note were payable on March 31, 2020. On March 31, 2020, the Company modified its Note to extend the maturity to March 31, 2021. The Company may prepay, in whole or in part, at any time, the principal, interest and other amounts owed under the Note, without penalty.

In January 2020, the Lender advanced an additional $300 to the Company for general working capital purposes.

On March 2, 2020, the Company entered into securities purchase agreements for a private placement with a group of accredited investors, including four members of the Company’s board of directors. In connection with the closing of the private placement on March 5, 2020, the Company issued 851,240 shares of common stock for aggregate cash proceeds of $1,030 and $825 of the principal amount of the Note was exchanged for 681,818 shares of common stock.

As of March 31, 2020, the total amounts outstanding under the Note was $580 of principal and $66 of accrued interest.

Note 9 – Stockholders’ Equity

Authorized Capital

As of March 31, 2020, the Company was authorized to issue 15,000,000 shares of common stock, $0.001 par value, and 500,000 shares of preferred stock, $0.001 par value. The holders of the Company’s common stock are entitled to one vote per share.

Preferred Stock Purchase Rights

Effective February 14, 2017, the board of directors declared a dividend of one right (“Right”) for each of the Company’s issued and outstanding shares of common stock. The Rights were granted to the stockholders of record at the close of business on February 24, 2017. Each Right entitles the registered holder, upon the occurrence of certain events specified in the Rights Agreement, to purchase from the Company one one-thousandth of a share of the Company’s Series A Preferred Stock at a price of $7.00, subject to certain adjustments. The Rights are not exercisable until the occurrence of certain events, including a person acquiring or obtaining the right to acquire beneficial ownership of 10% or more of the Company’s outstanding common stock. The Rights are evidenced by certificates for the common stock and automatically transfer with the common stock unless they become exercisable. If the Rights become exercisable, separate certificates evidencing the Rights will be distributed to each holder of common stock. Holders of the preferred stock will be entitled to certain dividend, liquidation and voting rights. The Rights are redeemable by the Company at a fixed price as determined by the board of directors, after certain defined events.

On February 14, 2020, the Company amended the Rights Agreement to, among other things extend the expiration date to February 14, 2021.

As of March 31, 2020, the Rights have no dilutive effect on the earnings per common share calculation and no shares of preferred stock have been issued. At the time of issuance, the Company determined that these Rights have a de minimis fair value.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Issuance of Common Stock

The Company has periodically issued common stock in connection with certain private and public offerings. For the three months ended March 31, 2020, the Company received aggregate net proceeds of $1,258 from these offerings:

			Net
Date	Shares		Proceeds
March 5, 2020	851,240	(1)	$1,030
January 1, 2020 through March 31, 2020	147,407	(2)	228

(1)	Shares issued pursuant to a private placement with accredited investors for $1.21 per share.
(2)	Shares of common stock sold for $1.55 per share in at-the-market offerings.

See Note 8 for a description of the issuance of common stock on March 5, 2020 in connection with the exchange of a portion of the related party promissory notes payable.

At-the-Market Offering

On January 23, 2020, the Company sold 7,322 shares of common stock for $1.50 per share for gross proceeds of $11 in an at-the-market offering.

On February 3, 2020, the Company sold 140,085 shares of common stock for $1.55 per share for gross proceeds of $217 in an at-the-market offering.

As of the filing date of this Report, a total of 258,536 shares were sold under this program for aggregate gross proceeds of $439 since the sales agreement began in July 2018.

NOTE 10 – STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company increased the number of shares available for issuance under its 2012 Equity Incentive Plan (as amended, the “Plan”) from 850,000 to 1,200,000 in December 2019, which was approved by the Company’s shareholders in December 2019. The plan provides for the issuance of up to 1,200,000 shares. The Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. As of March 31, 2020, the remaining shares of common stock available for future issuances of awards was 529,260.

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

Stock-Based Compensation

Stock-based compensation consists of expenses related to the issuance of stock options and restricted stock. Stock-based compensation expenses were $217 and $243 for the three months ended March 31, 2020 and 2019, respectively.

On March 31, 2020, the Company issued 172,727 shares of its common stock with a fair value of $209 to members of its board of directors in connection with 2019 services. These restricted shares vested immediately upon issuance.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Note 11 – Commitments and Contingencies

Defined Contribution Plan

The Company established a 401(k) Plan (the “401(k) Plan”) for eligible employees of the Company effective April 1, 2014. Generally, all employees of the Company who are at least twenty-one years of age and who have completed three months of service are eligible to participate in the 401(k) Plan. The 401(k) Plan is a defined contribution plan that provides that participants may make salary deferral contributions, of up to the statutory maximum allowed by law (subject to catch-up contributions) in the form of voluntary payroll deductions. The Company’s aggregate matching contributions were $11 and $8 for the three months ended March 31, 2020 and 2019, respectively.

Supply Agreement

On November 18, 2016, the Company entered into an Amended Supply Agreement with DIL Technologie GmbH (“DIL”). Pursuant to the agreement, DIL agreed to manufacture and supply the Company with Fortetropin®, the active ingredient for its products, and the Company agreed to purchase quantities of Fortetropin® from DIL in its discretion. DIL agreed to manufacture the formula exclusively for the Company in perpetuity, and agreed not manufacture the formula for other entities (but may manufacture it for its own non-commercial research).

The agreement expired on December 31, 2018, and the Company has not elected to renew the agreement as of the date of the filing of this Report.

Note 12 – OPERATING LEASES

The Company has operating leases for its executive office (approximately 5,225 square feet of space) and office equipment. The remaining terms on these leases range from 3 to 4 years. The Company does not have any financing leases. The components of lease expense of $15 and $16 for the three months ended March 31, 2020 and March 31, 2019, respectively, were recorded in the condensed consolidated statements of operations.

There were no material operating and financing leases that the Company had entered into that were yet to commence as of March 31, 2020.

Components of the Company’s right-of-use assets and liabilities calculations are as follows:

Cash paid for rent included in the measurement of operating lease liabilities cash flows	$75
Right-of-use asset obtained in exchange for new operating lease liability	236
Weighted-average remaining lease term - operating leases, in years	3.79
Weighted-average discount rate - operating leases	11.7%

Future minimum lease payments for operating leases in excess of one year as of March 31, 2020 are as follows:

For the year ending December 31,	Amount
2020	$51
2021	77
2022	80
2023	3
Total future minimum lease payments	211
Imputed interest	(28)
Total	$183

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Note 13 – Related Party Transactions

See Notes 8 and 9 for additional information relating to the Note issued to the Company’s chief executive officer as well as details associated with the issuance of common stock to certain related parties in connection with securities purchase agreements.

Note 14 – legal PROCEEDINGS

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

The outcome of the aforementioned matter cannot be determined as of the date of these condensed consolidated financial statements.

NOTE 15 – SUBSEQUENT EVENTS

Paycheck Protection Program Loan

On April 22, 2020, the Company received loan proceeds in the amount of $310 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the CARES Act, provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1% per annum, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, there can be no assurance that it will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes thereto included elsewhere in this Report and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Marketing, Sales and Distribution

Our commercial focus is to leverage our clinical data to develop multiple products to target the large, but currently underserved, markets focused on muscle health. The sales channels which we sell our products are evolving.

In May 2016, we launched Physician Muscle Health Formula®, a proprietary formulation containing Fortetropin® and sold the product directly to physicians to distribute to their patients who are focused on wellness. The Company relaunched the product as part of its longevity marketing strategy at the anti-aging conference in Las Vegas, Nevada in December 2019. We recorded $4 and $6 in net revenue relating to this product for the three months ended March 31, 2020, and March 31, 2019, respectively.

In March 2017 we launched Qurr®, a Fortetropin®-powered product line is available in direct-to-consumer platform. We recorded $2 and $14 in net revenue for the three months ended March 31, 2020 and March 31, 2019, respectively.

In March 2018, we launched Yolked®, a Fortetropin®-powered product which is NSF Certified for Sports, and developed and marketed to collegiate and professional athletes who want to increase their muscle size and performance with an all-natural advanced nutrition product. We recorded $51 and $68 of net revenues for our Yolked® product line for the three months ended March 31, 2020 and March 31, 2019, respectively.

In June 2018, we launched our Fortetropin® based pet product Myos Canine Muscle Formula® (“MCMF”). Two veterinarian hospitals had previously performed some informal observational studies with older dogs experiencing muscle atrophy and observed positive results after taking our pet product. We believe that the positive feedback received from the veterinarian community, together with the positive results from our study with Kansas State University, will enable us to grow our domestic pet business product line. In July 2019 we launched a version of MCMF called VET Strength to focus on veterinarians and their dog patients. We recorded $216 and $61 of net revenues for our MCMF® product line for the three months ended March 31, 2020 and March 31, 2019, respectively.

In November 2019, we launched our white label business, working with manufacturers to create new brands and products using Fortetropin® as the foundation. We recorded $17 of net revenues for the three months ended March 31, 2020.

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

We invest in research and development activities externally through academic and industry collaborations aimed at enhancing our products, optimizing manufacturing and broadening the product portfolio. We have developed the following collaborations with various academic centers:

●	In February 2019, we entered into an agreement with the College of Veterinary Medicine at Kansas State University (the “College”) to study the impact of Fortetropin® on quality of life and activity in geriatric dogs. The principal investigator for this study is Kenneth R. Harkin DVM, DACVIM (SAIM), Professor and Section Head at the College. In this study geriatric dogs were assigned to two groups where they consumed either Fortetropin® or a placebo. The quality of life evaluation at baseline, midpoint and end of study was based on questionnaires filled by the dog owners. The level activity at baseline, midpoint and end of study was based on data recorded on the Vetrax collars worn by the dogs. The study, titled, “Fortetropin inhibits disuse muscle atrophy in dogs after tibial plateau leveling osteotomy,” was published in April 2020 in the peer-reviewed, open-access scientific journal, PLOS ONE (Public Library of Science), reporting results from the randomized, double-blind, placebo-controlled study involving 100 dogs conducted by researchers at the College.

●	In March 2018, we entered into a research agreement with Rutgers University, The State University of New Jersey, to work with Rutgers researchers in a program focused on discovering compounds and products for improving muscle health and performance.

●	In December 2017, we entered into an agreement with the University of California, Berkeley’s Department of Nutritional Sciences & Toxicology. The research project will study the effects of Fortetropin® on increasing the fractional rate of skeletal muscle protein synthesis in men and women between 60 and 75 years old. The Principal Investigator for this clinical study is William J. Evans, PhD, Adjunct Professor of Human Nutrition at the Department of Nutritional Sciences & Toxicology at the University of California, Berkeley. Professor Evans, a leading authority in muscle health research, is coordinating the activities of a multi-disciplinary team of scientists and physicians. In this randomized, double-blind, placebo-controlled clinical study, 20 subjects, men and women 60 – 75 years of age, will consume either Fortetropin® or a placebo for 21 days along with daily doses of a heavy water tracer. After 21 days, a micro-biopsy was collected from each subject to determine the fractional rate of muscle protein synthesis. In July 2018, we agreed to pay for additional costs incurred in connection with the study. This clinical study was completed in June 2019 and the results showed that among subjects who received Fortetropin, the average FSR of several muscle protein gene ontologies was significantly higher compared to the placebo group. The proportion of proteins with an increased FSR in the Fortetropin group relative to the placebo group was found to be statistically significant. The overall magnitude of increase was 15%.

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

Following assignment to one of the four groups, blood samples were collected to establish baseline values. Subjects were subsequently supplemented with three different doses of Fortetropin® (2.0g, 4.0g and 6.6g) and a matching placebo for one week. Following one week of supplementation, blood samples were collected and serum myostatin levels were assayed. Results demonstrated that Fortetropin® reduces serum myostatin levels at daily doses of 4.0g and 6.6g. This research, which continues to build upon our current understanding of Fortetropin®, may result in the formulation of new products. An abstract of this study was presented at 2016 International Conference on Frailty & Sarcopenia Research in Philadelphia, PA.

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

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

	Three Months Ended March 31,		Change
	2020	2019	Dollars	%

Net revenues	$290	$149	$141	95%
Cost of revenues	158	61	97	160%
Gross profit	132	88	44	50%

Operating expenses:
Selling, marketing and research	202	275	(73)	-27%
Personnel and benefits	468	420	48	11%
General and administrative	315	356	(41)	-11%
Total operating expenses	985	1,051	(66)	-6%

Operating loss	(853)	(963)	110	-11%

Interest expense	(13)	(12)	(1)	12%

Net loss	$(866)	$(975)	$109	-11%

Net revenues

Net revenues for the three months ended March 31, 2020 increased by $141 or 95% to $290 compared to net revenues of $149 for the three months ended March 31, 2019. This increase is primarily due to an increase of $155 for Myos Canine Muscle Formula, offset by a decrease of $14 from our older product lines.

Cost of revenues

Cost of revenues for the three months ended March 31, 2020 increased by $97 or 160% to $158 compared to cost of revenues of $61 for the three months ended March 31, 2019. The increase is primarily due to costs related to an increase in our product sales.

Gross profit

Gross profit increased $44 or 50% to $132 for the three months ended March 31, 2020 compared to $88 for the three months ended March 31, 2019. Gross profit percentage decreased from 59% for the three months ended March 31, 2019 to 46% for the three months ended March 31, 2020 primarily due to costs of new products.

Operating expenses

Operating expenses for the three months ended March 31, 2020 decreased by $66 or 6% to $985, compared to operating expenses of $1,051 for the three months ended March 31, 2019. The decrease is primarily due to a 27% decrease in selling, marketing and research expenses of $73, an 11% decrease in general and administrative of $41, offset by an 11% increase in personnel and benefits of $48 due to the hiring of additional members for our sales and marketing teams.

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

Working capital at March 31, 2020 and December 31, 2019 is summarized as follows:

	March 31,	December 31,	Increase
	2020	2019	(Decrease)
Current Assets:
Cash	$678	$64	$614
Accounts receivable, net	23	5	18
Inventories, net	1,570	1,666	(96)
Prepaid expenses and other assets	127	23	104
Total current assets	$2,398	$1,758	$640
Current liabilities:
Accounts payable	$130	$277	$(147)
Accrued expenses and other current liabilities	55	276	(221)
Notes payable and accrued interest	646	1,159	(513)
Total current liabilities	$831	$1,712	$(881)

Working capital increased by $1,521 to $1,567 at March 31, 2020 compared to $46 at December 31, 2019.

Significant changes in working capital components were as follows:

●	Cash increased by $614 primarily due to net proceeds provided by financing activities of $1,767 during the three months ended March 31, 2020.

●	Total current liabilities decreased by $881 primarily due to a decrease in accounts payable, accrued expenses and other liabilities of $368 and the net change of $513 of the promissory note payable.

At March 31, 2020, we had cash of $678 and total assets of $3,591.

Summarized cash flows for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019	Change
Net cash (used in) provided by operating activities	$(944)	$104	$(1,048)
Net cash provided by financing activities	1,558	2,078	(520)
Net increase (decrease) in cash	$614	$2,182	$(1,568)

Net cash used in operating activities represents net loss adjusted for certain non-cash items and changes in operating assets and liabilities.

Net cash used in operating activities for the three months ended March 31, 2020 was $944 a decrease of $1,048 compared to $104 provided by operating activities for the three months ended March 31, 2019.

Net cash provided by financing activities for the three months ended March 31, 2020 was $1,558 a decrease of $520 compared to $2,078 for the three months ended March 31, 2019.

For additional information about the changes in operating assets and liabilities, refer to the above discussion on working capital.

On March 2, 2020, the Company entered into securities purchase agreements for a private placement with a group of accredited investors, including four members of the Company’s board of directors. In connection with the closing of the private placement on March 5, 2020, the Company issued 851,240 shares of common stock for aggregate cash proceeds of $1,030 and $825 of the principal amount of the Note was exchanged for 681,818 shares of common stock. The Company intends to use the net proceeds from the private placement primarily for working capital, research and development, strategic initiatives and other general corporate purposes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Standards

For a description of recently issued accounting standards, see Note 2 – Summary of Significant Accounting Policies in Part 1, Item 1 of this Report.

Critical Accounting Policies

For a description of our critical accounting policies, see Note 2 – Summary of Significant Accounting Policies in Part 1, Item 1 of this Report.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, management concluded that due to a material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective. We are implementing remedial measures designed to address the material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 24, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this report, except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future SEC filings.

The COVID-19 pandemic has adversely affected our business and operations and may have a material adverse effect on our business and operations in the future.

The recent outbreak of COVID-19 has been declared by the World Health Organization to be a “pandemic,” and has spread across the globe to many countries, including the United States, and is impacting worldwide economic activity. The current COVID-19 pandemic has disrupted or prevented us, our suppliers and other business partners from conducting business activities as usual and may prevent us from conducting our business as usual for an additional period of time, the duration of which is uncertain. In addition, we, our suppliers and other business partners may also experience significant impairments of business activities due to operational shutdowns or suspensions that may be requested or mandated by national or local governmental authorities or self-imposed by us, our suppliers or other business partners.

While it is not possible at this time to estimate the future impact that COVID-19 could have on our business, customers, suppliers or other business partners, the continued spread of COVID-19, the measures taken in the United States by federal and local governments, actions taken to protect employees, and the impact of the pandemic on various business activities could adversely affect our results of operations and financial condition.

The Company was deemed to be an essential business in the State of New Jersey and we made changes to accommodate the orders to practice social distancing. All employees are currently working remotely.

The inability to maintain adequate supplies of finished goods in our inventory or at our fulfillment centers in a timely manner, including as a result of COVID-19, could limit our ability to manufacture and sell our products and have a material adverse effect on our business, financial condition and results of operations.

The capital markets have experienced significant volatility due to the ongoing spread of COVID-19. As a result the price of our shares may be negatively impacted and affect our ability to raise additional capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 5, 2020, the Company consummated a private placement (the “Private Placement”) of shares of the Company’s common stock, pursuant to the terms of securities purchase agreements dated as of March 2, 2020 at a purchase price of $1.21 per share. In the Private Placement, the Company issued 1,533,058 shares of common stock to a group of accredited investors, including four members of the Company’s board of directors. Specifically, the Company issued 851,240 shares of common stock for aggregate cash proceeds of $1,030 and issued 681,818 shares of common stock in exchange for $825 of the principal amount of the Note.

The issuance of the securities in the Private Placement were made pursuant to the exemptions from registration provided by Section 4 (a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

On April 22, 2020, the Company received loan proceeds in the amount of $310 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1% per annum, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, there can be no assurance that it will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

Item 6. Exhibits.

No.	Description
10.1	Form of Securities Purchase Agreement, dated March 2, 2020, between the Company and each of the investors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2020)

10.2

First Amendment to Rights Agreement, dated as of February 14, 2020, by and between the Company and Transhare, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2020)

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

MYOS RENS TECHNOLOGY INC.

Date: May 6, 2020	By:	/s/ Joseph Mannello
Name: Joseph Mannello
Title: Chief Executive Officer