Form 10-Q
period 2020-06-30
MYOS RENS TECHNOLOGY INC.
filed 2020-08-04
CIK 1402479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

As of August 4, 2020, there were 11,846,795 shares of the registrant’s common stock outstanding.

MYOS RENS TECHNOLOGY INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019
ASSETS	(Unaudited)
Current assets:
Cash	$1,334	$64
Accounts receivable, net	33	5
Inventories, net	1,474	1,666
Prepaid expenses	187	23
Total current assets	3,028	1,758

Operating lease right of use asset	165	192
Deferred offering costs	-	95
Fixed assets, net	88	97
Intangible assets, net	791	896
Total assets	$4,072	$3,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108	$277
Accrued expenses and other current liabilities	3	230
Operating lease liabilities – current portion	37	46
Related party promissory note payable and accrued interest	654	1,159
Total current liabilities	802	1,712

Long-term liabilities:
Note Payable PPP loan	310	-
Operating lease liabilities – net of current portion	132	146
Total liabilities	1,244	1,858

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; 500,000 shares authorized; no shares issued and outstanding
Common stock, $0.001 par value; 15,000,000 shares authorized; 11,846,795 and 9,176,908 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	12	9
Additional paid-in capital	43,778	40,496
Accumulated deficit	(40,962)	(39,325)
Total stockholders’ equity	2,828	1,180
Total liabilities and stockholders’ equity	$4,072	$3,038

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net revenues	$329	$154	$619	303
Cost of revenues	172	81	330	142
Gross profit	157	73	289	161
Operating expenses:
Selling, marketing and research	227	337	429	612
Personnel and benefits	365	470	833	890
General and administrative	329	432	644	788
Total operating expenses	921	1,239	1,906	2,290
Operating loss	(764)	(1,166)	(1,617)	(2,129)
Other expense, net	(7)	(9)	(20)	(21)
Net loss	$(771)	$(1,175)	$(1,637)	$(2,150)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.07)	$(0.13)	$(0.15)	$(0.23)

Weighted average number of common shares outstanding:
Basic and diluted	11,404,497	9,170,658	10,562,389	9,170,658

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(1,637)	$(2,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9	13
Amortization	105	165
Stock-based compensation	227	71
Non-cash lease expense	27	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(28)	62
Decrease in other current asset	-	1,124
Decrease (increase) in inventories	192	(1)
Increase in prepaid expenses and other assets	(164)	(87)
Decrease in operating lease liabilities	(23)	-
Increase in accrued interest expense	20	20
Decrease in accounts payable and accrued expenses	(396)	(352)
Net cash used in operating activities	(1,668)	(1,135)

Cash Flows From Financing Activities:
Proceeds from registered direct offering of common stock, net	1,298	428
Proceeds from related party promissory note	300	-
Proceeds from note payable PPP loan	310
Proceeds from issuance of common stock in private placement	1,030	1,850
Net cash provided by financing activities	2,938	2,278

Net increase in cash	1,270	1,143
Cash at beginning of period	64	15
Cash at end of period	$1,334	$1,158

Supplemental schedule of non-cash investing and financing activities:
Conversion of related party promissory note payable into shares of common stock	825	250
Reclassification of deferred offering costs to additional paid in capital	95	16

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED Consolidated StatementS of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Six Months Ended June 30, 2020
	Common Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019	9,176,908	$9	$40,496	$(39,325)	$1,180
Proceeds from sale of common stock, net	964,102	1	1,202	-	1,203
Proceeds from private placement of common stock	851,240	1	1,029	-	1,030
Issuance of common stock upon exchange of related party promissory note payable	681,818	1	824	-	825
Stock-based compensation expense	-	-	18	-	18
Issuance of restricted common stock	172,727	-	209	-	209
Net loss		-		(1,637)	(1,637)
Balance at June 30, 2020	11,846,795	$12	$43,778	$(40,962)	$2,828

	Six Months Ended June 30, 2019
	Common Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2018	7,481,723	$8	$37,880	$(35,067)	$2,821
Proceeds from sale of common stock	111,129	-	211	-	211
Proceeds from private placement of common stock	1,267,123	1	1,849	-	1,850
Issuance of common stock upon exchange of related party promissory note payable	171,233	-	250	-	250
Stock-based compensation expense	-	-	71	-	71
Issuance of restricted common stock	139,450	-	201	-	201
Net loss	-	-	-	(2,150)	(2,150)
Balance at June 30, 2019	9,170,658	$9	$40,462	$(37,217)	$3,254

	Three Months Ended June 30, 2020
	Common Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance at March 31, 2020	11,030,100	$11	$42,794	$(40,191)	$2,614
Proceeds from sale of common stock, net	816,695	1	974	-	975
Stock-based compensation expense	-	-	10	-	10
Net loss		-		(771)	(771)
Balance at June 30, 2020	11,846,795	$12	$43,778	$(40,962)	$2,828

	Three Months Ended June 30, 2019
	Common Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance at March 31, 2019	9,170,658	$9	$40,434	$(36,042)	$4,401
Stock-based compensation expense	-	-	28	-	28
Net loss	-	-	-	(1,175)	(1,175)
Balance at June 30, 2019	9,170,658	$9	$40,462	$(37,217)	$3,254

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND LIQUIDITY

Nature of Operations

MYOS RENS Technology Inc. (the “Company” or “MYOS”) is focused on the discovery, development and commercialization of advanced nutrition products that improve muscle health and performance. The Company was incorporated under the laws of the State of Nevada on April 11, 2007. On March 17, 2016, the Company merged with its wholly-owned subsidiary and changed its name from MYOS Corporation to MYOS RENS Technology Inc. As used in these condensed consolidated financial statements, the terms “the Company”, “MYOS”, “our”, or “we”, refers to MYOS RENS Technology Inc. and its subsidiary, unless the context indicates otherwise. On February 25, 2011, the Company entered into an agreement to acquire the intellectual property for Fortetropin®, our proprietary active ingredient from Peak Wellness, Inc. The Company’s activities are subject to significant risks and uncertainties.

Our commercial focus is to leverage our clinical data to develop multiple products to target the large, but currently underserved, markets focused on muscle health. The sales channels through which we sell our products are evolving. The first product we introduced was MYO-T12, a proprietary formula containing Fortetropin® and other ingredients which was sold in the sports nutrition market.

In May 2016, we launched Physician Muscle Health Formula®, a proprietary formulation containing Fortetropin® and sold the product directly to physicians to distribute to their patients who are focused on wellness. The Company relaunched the product as part of its longevity marketing strategy in December 2019. In March 2017 we launched Qurr®, a Fortetropin®-powered product line that is available on our direct-to-consumer platform. We recorded $10 and $32 in net revenues for the six months ended June 30, 2020 and June 30, 2019, respectively, for our longevity product lines.

In March 2018, we launched Yolked®, a Fortetropin®-powered product which is NSF Certified for Sports, and developed and marketed to collegiate and professional athletes who want to increase their muscle size and performance with an all-natural advanced nutrition product. The Company recorded $104 and $121 of net revenues for the six months ended June 30, 2020 and June 30, 2019, respectively, for our Yolked® product line.

In June 2018, we launched our Fortetropin® based pet product Myos Canine Muscle Formula® (“MCMF”). Two veterinarian hospitals had previously performed some informal observational studies with older dogs experiencing muscle atrophy and saw positive results after taking our pet product. We believe that the positive feedback received from the veterinarian community, together with the positive results from our Kansas State University study, will enable us to grow our pet business product line. The Company recorded $477 and $150 of net revenues for the six months ended June 30, 2020 and June 30, 2019, respectively, for our MCMF product line.

In November 2019, we launched our white label business, working with manufacturers to create new brands and products using Fortetropin® as the foundation. We recorded $28 of net revenues for the six months ended June 30, 2020.

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

June 30, 2020

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Merger with MedAvail, Inc.

Merger Agreement

On June 30, 2020, MYOS and MedAvail, Inc., a privately-held Delaware corporation (“MedAvail”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), by and among MYOS, MedAvail, and Matrix Merger Sub, Inc., a newly-created wholly-owned subsidiary of MYOS (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into MedAvail, with MedAvail being the surviving corporation and a wholly-owned subsidiary of MYOS (the “Merger”). The Boards of Directors of MYOS and MedAvail have both approved the Merger and have recommended approval of the Merger by their respective shareholders. MedAvail is a private, in-clinic telemedicine-enabled pharmacy organization based in Ontario, Canada that has developed and commercialized a proprietary robotic dispensing platform and home delivery operation focused on the Medicare Advantage market in the United States.

At the effective time of the Merger (the “Effective Time”): (a) each share of MedAvail’s common stock and each share of MedAvail’s preferred stock outstanding immediately prior to the Effective Time, excluding any dissenting shares, will be automatically converted solely into the right to receive a number of shares of MYOS common stock (“MYOS Common Stock”) calculated according to the exchange ratio described below; (b) each outstanding MedAvail stock option that has not been exercised prior to the Effective Time will be assumed by MYOS; and (c) each outstanding warrant to acquire MedAvail capital stock that has not been exercised prior to the Effective Time will be assumed by MYOS. Under the exchange ratio formula in the Merger Agreement, as of immediately after the Merger, the former MedAvail security holders are expected to own approximately 96.5% of the aggregate number of fully-diluted shares of MYOS Common Stock outstanding following the consummation of the Merger (the “Post-Closing Shares”), and the stockholders of MYOS immediately prior to the Merger are expected to own approximately 3.5% of the Post-Closing Shares, subject to the adjustments set forth in the Merger Agreement. The exchange ratio will be fixed prior to the closing of the Merger to reflect MYOS’s and MedAvail’s respective capitalizations as of immediately prior to the Effective Time. The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Immediately following the Merger, the name of the post-merger combined company (the “Post-Merger Combined Company”) is expected to be changed from “MYOS RENS Technology Inc.” to “MedAvail Holdings, Inc.” The Merger Agreement provides that the Board of Directors of the Post-Merger Combined Company will consist of members who are currently directors of MedAvail. The executive officers of the Post-Merger Combined Company will be designated by MedAvail, with MedAvail’s Chief Executive Officer, Ed Kilroy, expected to be the Post-Merger Combined Company’s Chief Executive Officer and MedAvail’s Chief Financial Officer, Ryan Ferguson, expected to be the Post-Merger Combined Company’s Chief Financial Officer.

The Merger Agreement contains certain customary termination rights, including, among others, (a) the right of either MYOS or MedAvail to terminate the Merger Agreement if the other party’s stockholders fail to adopt and approve the Merger Agreement, (b) the right of either party to terminate the Merger Agreement if the other party’s board of directors changes or withdraws its recommendation in favor of the transactions, (c) the right of either party to terminate the Merger Agreement if the Merger has not occurred by the six month anniversary of the date of the Merger Agreement, (d) the right of either party to terminate the Merger Agreement due to a material breach by the other party of any of its representations, warranties or covenants which would result in the closing conditions not being satisfied, subject to certain conditions, and (e) the right of either party to terminate the Merger Agreement if a court of competent jurisdiction or other governmental body issues a final and non-appealable order, decree or ruling, or has taken any other action, having the effect of permanently restraining, enjoining or otherwise prohibiting the Merger and related transactions. Upon the termination of the Merger Agreement by MYOS or MedAvail, a termination fee of (i) $500,000 may be payable by MYOS to MedAvail, or (ii) $750,000 may be payable by MedAvail to MYOS.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Assignment and Assumption Agreement and Subscription and Stock Purchase Agreement

The Merger Agreement provides that, prior to the consummation of the Merger, MYOS will transfer and assign all of its assets and liabilities into MYOS Corp., a newly-created, wholly-owned subsidiary of MYOS, pursuant to an Assignment and Assumption Agreement (the “Assignment and Assumption Agreement”) and a related Subscription and Stock Purchase Agreement (the “Subscription and Stock Purchase Agreement”). The shares of MYOS Corp., immediately after the closing of the Merger, will be spun-out from the Post-Merger Combined Company through a dividend of the stock of MYOS Corp. to the pre-Merger MYOS shareholders, resulting in MYOS Corp., a private company, continuing the current business operations of MYOS. MedAvail will pay MYOS Corp. $2 million in cash upon the closing of the Merger and issue a promissory note for an additional $3 million, payable in installments within one year of the closing of the Merger.

Amendment to Rights Agreement

On June 30, 2020 MYOS entered into the Second Amendment to Rights Agreement (the “Amendment”) with Transhare, as rights agent, which amends the Rights Agreement, dated as of February 14, 2017, previously entered into between MYOS and Island Stock Transfer as rights agent, as amended on February 14, 2020, with Transhare as the successor rights agent (the “Rights Agreement”). The Amendment amends the Rights Agreement to provide, among other things, that (i) neither the approval, execution, delivery or performance or, if approved by the board of directors of MYOS, amendment, modification or waiver of the Merger Agreement or the Voting Agreement or the consummation of the Merger or any other transaction contemplated by the Merger Agreement or the Voting Agreement, nor the public announcement of any of the foregoing will (a) cause any person to (1) become an Acquiring Person (as defined in the Rights Agreement) or be deemed to have become an Acquiring Person or (2) be deemed to have acquired Beneficial Ownership (as defined in the Rights Agreement) of any securities of MYOS or (b) result in the occurrence or deemed occurrence of a Distribution Date (as defined in the Rights Agreement), consolidation or merger or other event or occurrence resulting in a triggering of rights of holders of Rights (as defined in the Rights Agreement), or of obligations of MYOS under the Rights Agreement, and (ii) the Rights will expire in their entirety, and the Rights Agreement will terminate upon the earliest of (a) immediately prior to the Effective Time, (b) the Close of Business (as defined in the Rights Agreement) on February 21, 2021, (c) the time at which all Rights are redeemed, (d) the time at which all Rights are exchanged and (e) the closing of any merger or other acquisition involving MYOS at which time the Rights are terminated.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2019 has been derived from our audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2020 have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures required by U.S. GAAP for complete consolidated financial statements have been condensed or omitted herein. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 24, 2020. The unaudited interim condensed consolidated financial statements presented herein reflect all normal adjustments that are, in the opinion of management, necessary for a fair presentation of the statement of the financial position, results of operations and cash flows for the periods presented. The results of any interim period are not necessarily indicative of the results for the full year.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

The Company has suffered recurring losses from operations and incurred a net loss of $1,637 for the six months ended June 30, 2020. The accumulated deficit as of June 30, 2020 was $40,962. The Company has not yet achieved profitability and expects to continue to incur cash outflows   from operations. It is expected that its operating expenses will continue to increase and, as a result, the Company will eventually need to generate significant product revenues to achieve profitability. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the condensed consolidated financial statement issuance date.

As of June 30, 2020, the Company had cash of $1,334 and working capital of $2,226 (current assets of $3,028 less current liabilities of $802). For the six months ended June 30, 2020 and 2019, our net loss was $1,637 and $2,150, respectively. For the six months ended June 30, 2020 and 2019, net cash used in operating activities was $1,668 and $1,135, respectively.

As of the filing date of this quarterly report on Form 10-Q (the “Report”), management believes that there may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months.

Accordingly, we are evaluating various alternatives, including reducing operating expenses, securing additional financing through debt or equity securities to fund future business activities and other strategic alternatives. The Company entered into the Merger Agreement on June 30, 2020 and expects the Merger to close before the end of the year. There can be no assurance that the Company will be able to generate the level of operating revenues in its business plan, or if additional sources of financing will be available on acceptable terms, if at all. If no additional sources of financing are available, our future operating prospects may be adversely affected. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the date of the Annual Report on Form 10-K for the year ended December 31, 2019, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At June 30, 2020 and December 31, 2019, the Company had no cash equivalents. The Company maintains its bank accounts with high credit quality financial institutions and has never experienced any losses related to these bank accounts. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its financial institutions. As part of our ongoing liquidity assessments management evaluates our cash and cash equivalents. The amount of funds held in these accounts can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities so the Company may at times have exposure to cash in excess of FDIC insured limits. At June 30, 2020, total cash in the Company’s bank accounts was $1,334, which exceeded the FDIC coverage limit of $250. There were no accounts that exceeded the FDIC limit at December 31, 2019.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

For the three and six months ended June 30, 2020 and 2019, the Company did not have any revenue, accounts receivable or supplier concentrations.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering not be completed, deferred offering costs are charged to operations in accordance with SEC guidance. As of June 30, 2020 and December 31, 2019, deferred offering costs of $0 and $95, respectively, were included as a noncurrent asset on the accompanying condensed consolidated balance sheets related to a July 2018 sales agreement.

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

Intangible assets also includes patent costs associated with applying for a patent and being issued a patent. Costs to defend a patent and costs to invalidate a competitor’s patent or patent application are expensed as incurred. Upon issuance of the patent, capitalized patent costs are reclassified to intangibles with finite lives and amortized on a straight-line basis over the shorter of the estimated economic life or the initial term of the patent, generally 20 years.

Our policy is to evaluate intangible assets subject to amortization for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment testing of intangible assets subject to amortization involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows. In the event the carrying value of the asset exceeds the undiscounted future cash flows, the carrying value is considered not recoverable and an impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. Assets which are not impaired may require an adjustment to the remaining useful lives for which to amortize the asset. There were no impairment charges for the three and six months ended June 30, 2020 and 2019. Intangible assets at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
Intangibles with finite lives:
Intellectual property	$2,101	$2,101
Website - qurr.com	380	380
Less: accumulated amortization – intellectual property	(1,310)	(1,205)
Less: accumulated amortization - website	(380)	(380)
Total intangible assets, net	$791	$896

Amortization expense related to intangible assets for the six months ended June 30, 2020 and 2019 was $105 and $165, respectively, and $53 and $103 for the three months ended June 30, 2020 and 2019, respectively.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

Disaggregation of Net Revenues

Our net revenues by product type are presented below for the three months ended June 30, 2020 and 2019.

	Three months ended
Product Type	June 30, 2020	June 30, 2019
Myos Canine Muscle Formula® (1)	$261	$89
Yolked® (2)	53	53
Longevity (includes Qurr® (3) and Physician Muscle Health Formula (4) brands)	4	12
White Label (5)	11	-
Total Net Revenues	$329	$154

Our net revenues by product type are presented below for the six months ended June 30, 2020 and 2019.

	Six months ended
Product Type	June 30, 2020	June 30, 2019
Myos Canine Muscle Formula® (1)	$477	$150
Yolked® (2)	104	121
Longevity (includes Qurr® (3) and Physician Muscle Health Formula (4) brands)	10	32
White Label (5)	28	-
Total Net Revenues	$619	$303

(1)	Launched in June 2018
(2)	Launched in March 2018
(3)	Launched in March 2017
(4)	Launched in May 2016; relaunched in December 2019
(5)	Launched in December 2019

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Contract Assets and Liabilities

The Company did not have any contract assets and contract liabilities from contracts with customers as of June 30, 2020 or December 31, 2019. Contract liabilities represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract. For the three and six months ended June 30, 2020 and 2019 there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Advertising, Marketing and Promotions

The Company charges the costs of advertising to sales and marketing expenses as incurred. Advertising and marketing costs were $248 and $467 for the six months ended June 30, 2020 and 2019, respectively, and $70 and $131 for the three months ended June 30, 2020 and 2019, respectively. Advertising costs consisted primarily of marketing costs for our Yolked® and Myos Canine Muscle Formula® products.

Shipping and Handling Costs

The Company records costs for the shipping and handling of products to its customers in cost of revenues. These expenses were $16 and $16 for the six months ended June 30, 2020 and 2019, respectively and $7 and $10 for the three months ended June 30, 2020 and 2019, respectively.

Research and Development

Research and development expenses consist primarily of the cost of manufacturing our product for clinical study, the cost of conducting clinical studies and the cost of conducting preclinical and research activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are initially capitalized and are then recognized as an expense as the related goods are consumed or the services are performed. Research and development expenses were $27 and $89 for the six months ended June 30, 2020 and 2019, respectively and $5 and $80 for the three months ended June 30, 2020 and 2019, respectively.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Basic and Diluted Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potential dilutive securities outstanding had been issued. The Company uses the “treasury stock” method to determine the dilutive effect of common stock equivalents such as options, warrants and restricted stock. For the three and six months ended June 30, 2020 and 2019, the Company incurred a net loss. Accordingly, the Company’s common stock equivalents were anti-dilutive and excluded from the diluted net loss per share computation.

The aggregate number of potentially dilutive common stock equivalents outstanding at June 30, 2020 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 1,034,740, which includes warrants to purchase an aggregate of 375,000 shares of common stock and options to purchase an aggregate of 659,740 shares of common stock and rights under the Rights Agreement.

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

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for the Company’s fiscal year beginning after December 15, 2020, with early adoption permitted. The transition requirements are dependent upon each amendment within this update and will be applied either prospectively or retrospectively. The Company does not expect this ASU to have a material impact on its condensed consolidated financial statements.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 4 – INVENTORIES, NET

Inventories, net at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Raw materials	$1,117	$1,264
Work in process	1	15
Finished goods	419	450
	1,537	1,729
Less: inventory reserves	(63)	(63)
Inventories, net	$1,474	$1,666

NOTE 5 – FIXED ASSETS, NET

Fixed assets, net at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Furniture, fixtures and equipment	$116	$116
Computers and software	68	68
Leasehold improvements	239	239
Other	7	7
Total fixed assets	430	430
Less: accumulated depreciation and amortization	(342)	(333)
Net book value of fixed assets	$88	$97

Depreciation expense was $9 and $13 for the six months ended June 30, 2020 and 2019, respectively, and $4 and $6 for the three months ended June 30, 2020 and 2019, respectively.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses and other current assets at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Prepaid consulting fees	$57	$9
Prepaid legal fees	50	-
Prepaid Nasdaq fees	22	-
Prepaid marketing expenses	40	6
Prepaid other expenses	18	8
Total prepaid expenses and other current assets	$187	$23

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of estimated future payments that relate to the current and prior accounting periods. Management reviews these estimates regularly to determine their reasonableness. Accrued expenses and other current liabilities at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Board compensation	$-	$209
Other	3	21
Total accrued expenses and other current liabilities	$3	$230

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

As of June 30, 2020, the total amounts outstanding under the Note was $580 of principal and $74 of accrued interest.

Note 9 – NOTE PAYABLE – PAYCHECK PROTECTION PROGRAM

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

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1% per annum, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan in whole, there can be no assurance that it will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part. As of June 30, 2020, no amount of the PPP loan had been forgiven.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Note 10 – Stockholders’ Equity

Authorized Capital

As of June 30, 2020, the Company was authorized to issue 15,000,000 shares of common stock, $0.001 par value, and 500,000 shares of preferred stock, $0.001 par value. The holders of the Company’s common stock are entitled to one vote per share.

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

On February 14, 2020, the Company amended the Rights Agreement to, among other things extend the expiration date to February 14, 2021. In connection with the Merger Agreement, the Company amended the Rights Agreement on June 30, 2020 (see Note 1.)

As of June 30, 2020, the Rights have no dilutive effect on the earnings per common share calculation and no shares of preferred stock have been issued. At the time of issuance, the Company determined that these Rights have a de minimis fair value.

Issuance of Common Stock

The Company has periodically issued common stock in connection with certain private and public offerings. For the six months ended June 30, 2020, the Company received aggregate net proceeds of $2,233 from these offerings:

			Net
Date	Shares		Proceeds
March 5, 2020	851,240	(1)	$1,030
January 1, 2020 through June 30, 2020 at-the-market offerings	964,102	(2)	1,203

(1)	Shares issued pursuant to a private placement with accredited investors for $1.21 per share.
(2)	Shares of common stock sold at various prices in at-the-market offerings from $1.18 to $1.55 per share.

See Note 8 for a description of the issuance of common stock on March 5, 2020 in connection with the exchange of a portion of the related party promissory notes payable.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

On May 12, 2020, the Company sold 81,695 shares of common stock for $1.18 per share for gross proceeds of $97 in an at-the-market offering.

On May 26, 2020, the Company sold 735,000 shares of common stock for $1.38 per share for gross proceeds of $976 in an at-the-market offering.

As of the filing date of this Report, a total of 1,075,231 shares were sold under this program for aggregate gross proceeds of $1,512 since the sales agreement began in July 2018.

NOTE 11 – STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company increased the number of shares available for issuance under its 2012 Equity Incentive Plan (as amended, the “Plan”) from 850,000 to 1,200,000 in December 2019, which was approved by the Company’s shareholders in December 2019. The plan provides for the issuance of up to 1,200,000 shares. The Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. As of June 30, 2020, the remaining shares of common stock available for future issuances of awards was increased due to forfeitures to 560,260.

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

Stock-Based Compensation

Stock-based compensation consists of expenses related to the issuance of stock options and restricted stock. Stock-based compensation expenses were $9 and $28 for the three months ended June 30, 2020 and 2019, respectively, and $18 and $71 for the six months ended June 30, 2020 and 2019, respectively.

On March 31, 2020, the Company issued 172,727 shares of its common stock with a fair value of $209 to members of its board of directors in connection with 2019 services. These restricted shares vested immediately upon issuance.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Note 12 – Commitments and Contingencies

Defined Contribution Plan

The Company established a 401(k) Plan (the “401(k) Plan”) for eligible employees of the Company effective April 1, 2014. Generally, all employees of the Company who are at least twenty-one years of age and who have completed three months of service are eligible to participate in the 401(k) Plan. The 401(k) Plan is a defined contribution plan that provides that participants may make salary deferral contributions, of up to the statutory maximum allowed by law (subject to catch-up contributions) in the form of voluntary payroll deductions. As of April 1, 2020 the Company decided to not match 401(k) contributions until the Company becomes profitable. The Company’s aggregate matching contributions were $11 and $18 for the six months ended June 30, 2020 and 2019, respectively, and $0 and $15 for the three months ended June 30, 2020 and 2019, respectively.

Note 13 – OPERATING LEASES

The Company has operating leases for its executive office (approximately 5,225 square feet of space) and office equipment. The remaining terms on these leases range from 3 to 4 years. The Company does not have any financing leases. The components of lease expense of $33 and $38 for the six months ended June 30, 2020 and June 30, 2019, respectively, were recorded in the condensed consolidated statements of operations. The components of lease expense of $18 and $22 for the three months ended June 30, 2020 and June 30, 2019, respectively, were recorded in the condensed consolidated statements of operations.

There were no material operating and financing leases that the Company had entered into that were yet to commence as of June 30, 2020. Components of the Company’s right-of-use assets and liabilities calculations are as follows:

Cash paid for rent included in the measurement of operating lease liabilities cash flows	$32
Right-of-use asset obtained in exchange for new operating lease liability	236
Weighted-average remaining lease term - operating leases, in years	2.55
Weighted-average discount rate - operating leases	11.7%

Future minimum lease payments for operating leases in excess of one year are as follows:

For the year ending December 31,	Amount
2020	$38
2021	77
2022	79
2023	3
Total future minimum lease payments	197
Imputed interest	(28)
Total	$169

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Note 14 – Related Party Transactions

See Notes 8 and 10 for additional information relating to the Note issued to the Company’s chief executive officer as well as details associated with the issuance of common stock to certain related parties in connection with securities purchase agreements.

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

On July 13, 2020, the Company entered into a settlement agreement (the “Settlement Agreement”) with the Purchaser, Mr. Ren and Mr. Mannello to settle all claims in connection with all pending litigation matters between the parties (the “Claims”). Pursuant to the Settlement Agreement, the parties agreed to file the appropriate documentation in the Nevada and New York courts to dismiss the Claims within five days of the execution of the Settlement Agreement. In addition, the Purchaser and Mr. Ren agreed to: (i) vote all of their shares of common stock of the Company in favor of the transactions contemplated by the Merger Agreement and (ii) waive and forfeit any right to receive any ownership interest in the private company (which will include the assets and liabilities for the Company’s existing muscle health business) to be spun-out from the Company in connection with the Merger. The Purchaser also agreed that, simultaneous with the closing of the Merger, it will deliver its warrant to purchase 375,000 shares of common stock to the Company for cancellation or, if the warrant cannot be located, execute documents necessary to ensure that the warrant is cancelled. The Settlement Agreement further provides that Mr. Ren will resign as the Company’s Global Chairman and as a member of the Company’s board of directors upon the execution of the Settlement Agreement. The Settlement Agreement also includes mutual releases by the parties against each other for any claims or actions (including the Claims) through the date of the Settlement Agreement.

Note 16 – SUBSEQUENT EVENT

On July 13, 2020, the Company entered into the Settlement Agreement to settle all claims in connection with all pending litigation matters between the parties. The litigation was dismissed on July 23, 2020. (See Note 15)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We were incorporated in the State of Nevada on April 11, 2007. On March 17, 2016, we merged with our wholly-owned subsidiary and changed our name from MYOS Corporation to MYOS RENS Technology Inc. Prior to February 2011, we did not have any operations and did not generate any revenues. In February 2011, we acquired our proprietary active ingredient called Fortetropin®, the first clinically demonstrated natural myostatin reducing agent. Since February 2011, our principal business activities have been focused on deepening our scientific understanding relating to the activity of Fortetropin®, and to leverage this knowledge to strengthen and build our intellectual property estate; developing sales and marketing strategies aimed at expanding our commercial presence; evaluating the value of Fortetropin® in therapeutic markets, including the treatment of sarcopenia, cachexia, anorexia, obesity and muscular disorders; and, conducting research and development focused on the discovery, development and commercialization of other products and technologies aimed at maintaining or improving the health and performance of muscle tissue. Since our inception in April 2007, we have recognized cumulative revenues of approximately $10.4 million.

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

Product Strategy

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

In May 2016, we launched Physician Muscle Health Formula®, a proprietary formulation containing Fortetropin® and sold the product directly to physicians to distribute to their patients who are focused on wellness. The Company relaunched the product as part of its longevity marketing strategy in December 2019. In March 2017 we launched Qurr®, a Fortetropin®-powered product line that is available on our direct-to-consumer platform. We recorded $10 and $32 in net revenues for the six months ended June 30, 2020 and June 30, 2019, respectively, for our longevity product lines.

In March 2018, we launched Yolked®, a Fortetropin®-powered product which is NSF Certified for Sports, and developed and marketed to collegiate and professional athletes who want to increase their muscle size and performance with an all-natural advanced nutrition product. The Company recorded $104 and $121 of net revenues for the six months ended June 30, 2020 and June 30, 2019, respectively, for our Yolked® product line.

In June 2018, we launched our Fortetropin® based pet product Myos Canine Muscle Formula® (“MCMF”). Two veterinarian hospitals had previously performed some informal observational studies with older dogs experiencing muscle atrophy and saw positive results after taking our pet product. We believe that the positive feedback received from the veterinarian community, together with the positive results from our Kansas State University study, will enable us to grow our pet business product line. The Company recorded $477 and $150 of net revenues for the six months ended June 30, 2020 and June 30, 2019, respectively, for our MCMF product line.

In November 2019, we launched our white label business, working with manufacturers to create new brands and products using Fortetropin® as the foundation. We recorded $28 of net revenues for the six months ended June 30, 2020.

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

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

	Three Months Ended June 30,		Change
	2020	2019	Dollars	%

Net revenues	$329	$154	$175	114%
Cost of revenues	172	81	91	112%
Gross profit	157	73	84	116%

Operating expenses:
Selling, marketing and research	227	337	(110)	-33%
Personnel and benefits	365	470	(105)	-23%
General and administrative	329	432	(103)	-24%
Total operating expenses	921	1,239	(318)	-26%

Operating loss	(764)	(1,166)	402	-35%

Interest expense	(7)	(9)	2	-23%

Net loss	$(771)	$(1,175)	$404	-34%

Net revenues

Net revenues for the three months ended June 30, 2020 increased by $175 or 114% to $329 compared to net revenues of $154 for the three months ended June 30, 2019. This increase is primarily due to an increase of $173 for Myos Canine Muscle Formula and an increase of $2 for our older products.

Cost of revenues

Cost of revenues for the three months ended June 30, 2020 increased by $91 or 112% to $172 compared to cost of revenues of $81 for the three months ended June 30, 2019. The increase is primarily due to costs related to an increase in our product sales.

Gross profit

Gross profit increased $84 or 116% to $157 for the three months ended June 30, 2020 compared to $73 for the three months ended June 30, 2019.

Operating expenses

Operating expenses for the three months ended June 30, 2020 decreased by $318 or 26% to $921, compared to operating expenses of $1,239 for the three months ended June 30, 2019. The decrease is primarily due to a 33% decrease in selling, marketing and research expenses of $110, a 24% decrease in general and administrative of $103, and a 23% decrease in personnel and benefits of $105 due to certain personnel changes.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

	Six Months Ended June 30,		Change
	2020	2019	Dollars	%

Net revenues	$619	$303	$316	104%
Cost of revenues	330	142	188	132%
Gross profit	289	161	128	79%

Operating expenses:
Selling, marketing and research	429	612	(183)	-30%
Personnel and benefits	833	890	(57)	-6%
General and administrative	644	788	(144)	-18%
Total operating expenses	1,906	2,290	(384)	-17%

Operating loss	(1,617)	(2,129)	512	-24%

Interest expense	(20)	(21)	1	-4%

Net loss	$(1,637)	$(2,150)	$513	-24%

Net revenues

Net revenues for the six months ended June 30, 2020 increased by $316 or 104% to $619 compared to net revenues of $303 for the six months ended June 30, 2019. This increase is primarily due to an increase of $328 for Myos Canine Muscle Formula offset by a net decrease of $12 for our older products.

Cost of revenues

Cost of revenues for the six months ended June 30, 2020 increased by $188 or 132% to $330 compared to cost of revenues of $142 for the six months ended June 30, 2019. The increase is primarily due to costs related to an increase in our product sales.

Gross profit

Gross profit increased $128 or 79% to $289 for the six months ended June 30, 2020 compared to $161 for the six months ended June 30, 2019.

Operating expenses

Operating expenses for the six months ended June 30, 2020 decreased by $384 or 17% to $1,906, compared to operating expenses of $2,290 for the six months ended June 30, 2019. The decrease is primarily due to a 30% decrease in selling, marketing and research expenses of $183, an 18% decrease in general and administrative of $144, and a 6% decrease in personnel and benefits of $57 due to some personnel changes.

Liquidity and Capital Resources

As of the filing date of this report, management believes that there may not be sufficient capital resources from operations and existing financing arrangements in order to meet operating expenses and working capital requirements for the next twelve months. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the Company is evaluating various alternatives, including reducing operating expenses, securing additional financing through debt or equity securities to fund future business activities.

The Company entered into the Merger Agreement on June 30, 2020 with MedAvail and it expects the Merger to close before the end of the year. The Merger Agreement provides that, prior to the consummation of the Merger, MYOS will transfer and assign all of its assets and liabilities into MYOS Corp., a newly-created, wholly-owned subsidiary of MYOS. The shares of MYOS Corp., immediately after the closing of the Merger, will be spun-out from the Post-Merger Combined Company through a dividend of the stock of MYOS Corp. to the pre-Merger MYOS shareholders, resulting in MYOS Corp., a private company, continuing the current business operations of MYOS. MedAvail will pay MYOS Corp. $2 million in cash upon the closing of the Merger and issue a promissory note for an additional $3 million, payable in instalments within one year of the closing of the Merger.

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

Working capital at June 30, 2020 and December 31, 2019 is summarized as follows:

	June 30,	December 31,	Increase
	2020	2019	(Decrease)
Current Assets:
Cash	$1,334	$64	$1,270
Accounts receivable, net	33	5	28
Inventories, net	1,474	1,666	(192)
Prepaid expenses and other assets	187	23	164
Total current assets	$3,028	$1,758	$1,270
Current liabilities:
Accounts payable	$108	$277	$(169)
Accrued expenses and other current liabilities	40	276	(236)
Notes payable and accrued interest	654	1,159	(505)
Total current liabilities	$802	$1,712	$(910)

Working capital increased by $2,180 to $2,226 at June 30, 2020 compared to $46 at December 31, 2019.

Significant changes in working capital components were as follows:

●	Cash increased by $1,270 primarily due to net proceeds provided by financing activities of $2,938 during the six months ended June 30, 2020 offset by funds used in operating activities of $1,668.

●	Notes payable and other current liabilities decreased by $505 primarily due to a conversion of principal of $825 offset by $300 of proceeds received on the promissory note payable and $20 of accrued interest.

At June 30, 2020, we had cash of $1,334 and total assets of $4,072.

Summarized cash flows for the six months ended June 30, 2020 and 2019 are as follows:

	Six Months Ended June 30,
	2020	2019	Change
Net cash used in operating activities	$(1,668)	$(1,135)	$(533)
Net cash provided by financing activities	2,938	2,278	660
Net increase in cash	$1,270	$1,143	$127

Net cash used in operating activities represents net loss adjusted for certain non-cash items and changes in operating assets and liabilities.

Net cash used in operating activities for the six months ended June 30, 2020 was $1,668, an increase of $533 compared to $1,135 used in operating activities for the six months ended June 30, 2019.

Net cash provided by financing activities for the six months ended June 30, 2020 was $2,938, an increase of $660 compared to $2,278 for the six months ended June 30, 2019.

For additional information about the changes in operating assets and liabilities, refer to the above discussion on working capital.

On March 2, 2020, the Company entered into securities purchase agreements for a private placement with a group of accredited investors, including four members of the Company’s board of directors. In connection with the closing of the private placement on March 5, 2020, the Company issued 851,240 shares of common stock for aggregate cash proceeds of $1,030, and $825 of the principal amount of the Note was exchanged for 681,818 shares of common stock. The Company intends to use the net proceeds from the private placement primarily for working capital, research and development, strategic initiatives and other general corporate purposes.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, management concluded that due to a material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective. We are implementing remedial measures designed to address the material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 13, 2020, the Company entered into a settlement agreement (the “Settlement Agreement”) with the Purchaser,  Mr. Ren and Mr. Mannello to settle all claims in connection with all pending litigation matters between the parties (the “Claims”). Pursuant to the Settlement Agreement, the parties agreed to file the appropriate documentation in the Nevada and New York courts to dismiss the Claims within five days of the execution of the Settlement Agreement. In addition, the Purchaser and Mr. Ren agreed to: (i) vote all of their shares of common stock of the Company in favor of the transactions contemplated by the Merger Agreement and (ii) waive and forfeit any right to receive any ownership interest in the private company (which will include the assets and liabilities for the Company’s existing muscle health business) to be spun-out from the Company in connection with the Merger. The Purchaser also agreed that, simultaneous with the closing of the Merger, it will deliver its warrant to purchase 375,000 shares of common stock to the Company for cancellation or, if the warrant cannot be located, execute documents necessary to ensure that the warrant is cancelled. The Settlement Agreement further provides that Mr. Ren will resign as the Company’s Global Chairman and as a member of the Company’s board of directors upon the execution of the Settlement Agreement. The Settlement Agreement also includes mutual releases by the parties against each other for any claims or actions (including the Claims) through the date of the Settlement Agreement. The litigation was dismissed on July 23, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description
10.1	Agreement and Plan of Merger and Reorganization, dated June 30, 2020, by and among MYOS RENS Technology, Inc., MedAvail, Inc., and Matrix Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2020)

10.2	Form of Assignment and Assumption Agreement, to be entered into by and between MYOS RENS Technology, Inc., and MYOS Corp. (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2020)

10.3	Second Amendment to Rights Agreement, dated June 30, 2020, by and between MYOS RENS Technology, Inc., and Transhare (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2020)

10.4	Form of MedAvail, Inc. Voting Agreement, dated June 30, 2020, by and between MedAvail, Inc., and each of the parties named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2020)

10.5	Form of MYOS RENS Technology, Inc. Voting Agreement, dated June 30, 2020, by and between MYOS RENS Technology, Inc., and each of the parties named therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2020)

10.6

Form of MedAvail, Inc. Lock-Up Agreement, by and between MedAvail, Inc., and each of the parties named therein (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on June 24, 2020)

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

MYOS RENS TECHNOLOGY INC.

Date: August 4, 2020	By:	/s/ Joseph Mannello
Name: Joseph Mannello
Title: Chief Executive Officer