Form 10-Q
period 2020-09-30
MYOS RENS TECHNOLOGY INC.
filed 2020-11-05
CIK 1402479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of November 5, 2020, there were 12,191,795 shares of the registrant’s common stock outstanding.

MYOS RENS TECHNOLOGY INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
ASSETS	(Unaudited)
Current assets:
Cash	$791	$64
Accounts receivable, net	60	5
Inventories, net	1,368	1,666
Prepaid expenses	94	23
Total current assets	2,313	1,758

Operating lease right of use asset	151	192
Deferred offering costs	-	95
Fixed assets, net	78	97
Intangible assets, net	739	896
Total assets	$3,281	$3,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127	$277
Accrued expenses and other current liabilities	4	230
Operating lease liabilities – current portion	62	46
Related party promissory note payable and accrued interest	661	1,159
Total current liabilities	854	1,712

Long-term liabilities:
Note Payable PPP loan	310	-
Operating lease liabilities – net of current portion	95	146
Total liabilities	1,259	1,858

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; 500,000 shares authorized; no shares issued and outstanding
Common stock, $0.001 par value; 15,000,000 shares authorized; 11,846,795 and 9,176,908 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	12	9
Additional paid-in capital	43,787	40,496
Accumulated deficit	(41,777)	(39,325)
Total stockholders’ equity	2,022	1,180
Total liabilities and stockholders’ equity	$3,281	$3,038

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net revenues	$485	$350	$1,104	653
Cost of revenues	248	174	578	316
Gross profit	237	176	526	337
Operating expenses:
Selling, marketing and research	233	339	662	951
Personnel and benefits	393	406	1,226	1,226
General and administrative	419	342	1,063	1,200
Total operating expenses	1,045	1,087	2,951	3,377
Operating loss	(808)	(911)	(2,425)	(3,040)
Interest expense, net	(7)	(10)	(27)	(31)
Net loss	$(815)	$(921)	$(2,452)	$(3,071)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.07)	$(0.10)	$(0.22)	$(0.35)

Weighted average number of common shares outstanding:
Basic and diluted	11,846,795	9,173,851	10,996,891	8,675,666

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(2,452)	$(3,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19	20
Amortization	157	262
Stock-based compensation	236	93
Non-cash lease expense	41	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(55)	34
Decrease in other current asset	-	1,124
Decrease in inventories	298	51
Increase in prepaid expenses and other assets	(71)	(88)
Decrease in operating lease liabilities	(35)	-
Decrease in other asset bond deposit	-	50
Increase in deferred revenue	-	20
Increase in accrued interest on promissory note payable	27	29
Decrease in accounts payable and accrued expenses	(376)	(428)
Net cash used in operating activities	(2,211)	(1,904)

Cash Flows From Financing Activities:
Proceeds from registered direct offering of common stock, net	1,298	438
Proceeds from related party promissory note	300	-
Proceeds from note payable PPP loan	310	-
Deferred offering costs from at-the market transaction	-	(3)
Proceeds from issuance of common stock in private placement	1,030	1,850
Net cash provided by financing activities	2,938	2,285

Net increase in cash	727	381
Cash at beginning of period	64	15
Cash at end of period	$791	$396

Supplemental schedule of non-cash investing and financing activities:
Conversion of related party promissory note payable into shares of common stock	825	250
Reclassification of deferred offering costs to additional paid in capital	95	16

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

CONDENSED Consolidated StatementS of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Nine Months Ended September 30, 2020
	Common Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019	9,176,908	$9	$40,496	$(39,325)	$1,180
Proceeds from sale of common stock, net	964,102	1	1,202	-	1,203
Proceeds from private placement of common stock	851,240	1	1,029	-	1,030
Issuance of common stock upon exchange of related party promissory note payable	681,818	1	824	-	825
Stock-based compensation expense	-	-	27	-	27
Issuance of restricted common stock	172,727	-	209	-	209
Net loss	-	-	-	(2,452)	(2,452)
Balance at September 30, 2020	11,846,795	$12	$43,787	$(41,777)	$2,022

	Nine Months Ended September 30, 2019
	Common Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2018	7,481,723	$8	$37,880	$(35,067)	$2,821
Proceeds from sale of common stock	111,129	-	211	-	211
Proceeds from private placement of common stock	1,267,123	1	1,849	-	1,850
Issuance of common stock upon exchange of related party promissory note payable	171,233	-	250	-	250
Stock-based compensation expense	-	-	93	-	93
Issuance of restricted common stock	145,700	-	211	-	211
Net loss	-	-	-	(3,071)	(3,071)
Balance at September 30, 2019	9,176,908	$9	$40,494	$(38,138)	$2,365

	Three Months Ended September 30, 2020
	Common Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance at June 30, 2020	11,846,795	$12	$43,778	$(40,962)	$2,828
Stock-based compensation expense	-	-	9		9
Net loss		-		(815)	(815)
Balance at September 30, 2020	11,846,795	$12	$43,787	$(41,777)	$2,022

	Three Months Ended September 30, 2019
	Common Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	capital	deficit	equity
Balance at June 30, 2019	9,170,658	$9	$40,462	$(37,217)	$3,254
Stock-based compensation expense	-	-	22	-	22
Issuance of restricted common stock	6,250	-	10	-	10
Net loss	-	-	-	(921)	(921)
Balance at September 30, 2019	9,176,908	$9	$40,494	$(38,138)	$2,365

See accompanying notes to condensed consolidated financial statements

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

In May 2016, we launched Physician Muscle Health Formula®, a proprietary formulation containing Fortetropin® and sold the product directly to physicians to distribute to their patients who are focused on wellness. The Company relaunched the product as part of its longevity marketing strategy in December 2019. In March 2017 we launched Qurr®, a Fortetropin®-powered product line that is available on our direct-to-consumer platform. We recorded $19 and $42 in net revenues for the nine months ended September 30, 2020 and September 30, 2019, respectively, for our longevity product lines.

In March 2018, we launched Yolked®, a Fortetropin®-powered product which is NSF Certified for Sports, and developed and marketed to collegiate and professional athletes who want to increase their muscle size and performance with an all-natural advanced nutrition product. The Company recorded $176 and $229 of net revenues for the nine months ended September 30, 2020 and September 30, 2019, respectively, for our Yolked® product line.

In June 2018, we launched our Fortetropin® based pet product Myos Canine Muscle Formula® (“MCMF”). Two veterinarian hospitals had previously performed some informal observational studies with older dogs experiencing muscle atrophy and saw positive results after taking our pet product. We believe that the positive feedback received from the veterinarian community, together with the positive results from our Kansas State University study, will enable us to grow our pet business product line. The Company recorded $853 and $282 of net revenues for the nine months ended September 30, 2020 and September 30, 2019, respectively, for our MCMF product line.

In our White Label business we work with various manufacturers to create new brands and products using Fortetropin® as the foundation. We recorded $56 and $100 of net revenues for the nine months ended September 30, 2020 and September 30, 2019, respectively, for our White Label business.

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

September 30, 2020

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

September 30, 2020

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2019 has been derived from our audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements as of September 30, 2020 have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures required by U.S. GAAP for complete consolidated financial statements have been condensed or omitted herein. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 24, 2020. The unaudited interim condensed consolidated financial statements presented herein reflect all normal adjustments that are, in the opinion of management, necessary for a fair presentation of the statement of the financial position, results of operations and cash flows for the periods presented. The results of any interim period are not necessarily indicative of the results for the full year.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

The Company has suffered recurring losses from operations and incurred a net loss of $2,452 for the nine months ended September 30, 2020. The accumulated deficit as of September 30, 2020 was $41,777. The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. It is expected that its operating expenses will continue to increase and, as a result, the Company will eventually need to generate significant product revenues to achieve profitability. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the condensed consolidated financial statement issuance date.

As of September 30, 2020, the Company had cash of $791 and working capital of $1,459 (current assets of $2,313 less current liabilities of $854). For the nine months ended September 30, 2020 and 2019, our net loss was $2,452 and $3,071, respectively. For the nine months ended September 30, 2020 and 2019, net cash used in operating activities was $2,211 and $1,904, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At September 30, 2020 and December 31, 2019, the Company had no cash equivalents. The Company maintains its bank accounts with high credit quality financial institutions and has never experienced any losses related to these bank accounts. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its financial institutions. As part of our ongoing liquidity assessments management evaluates our cash and cash equivalents. The amount of funds held in these accounts can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities so the Company may at times have exposure to cash in excess of FDIC insured limits. At September 30, 2020, total cash in the Company’s bank accounts was $791, which exceeded the FDIC coverage limit of $250. There were no accounts that exceeded the FDIC limit at December 31, 2019.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

For the three and nine months ended September 30, 2020 and 2019, the Company did not have any revenue, accounts receivable or supplier concentrations.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering not be completed, deferred offering costs are charged to operations in accordance with SEC guidance. As of September 30, 2020 and December 31, 2019, deferred offering costs of $0 and $95, respectively, were included as a noncurrent asset on the accompanying condensed consolidated balance sheets related to a July 2018 sales agreement.

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

Our policy is to evaluate intangible assets subject to amortization for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Impairment testing of intangible assets subject to amortization involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows. In the event the carrying value of the asset exceeds the undiscounted future cash flows, the carrying value is considered not recoverable and an impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. Assets which are not impaired may require an adjustment to the remaining useful lives for which to amortize the asset. There were no impairment charges for the three and nine months ended September 30, 2020 and 2019. Intangible assets at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
Intangibles with finite lives:
Intellectual property	$2,101	$2,101
Less: accumulated amortization – intellectual property	(1,362)	(1,205)
Total intangible assets, net	$739	$896

Amortization expense related to intangible assets for the nine months ended September 30, 2020 and 2019 was $157 and $262, respectively, and $52 and $106 for the three months ended September 30, 2020 and 2019, respectively.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

Disaggregation of Net Revenues

Our net revenues by product type are presented below for the three months ended September 30, 2020 and 2019.

	Three months ended September 30,
Product Type	2020	2019
Myos Canine Muscle Formula® (1)	$376	$132
Yolked® (2)	72	108
Longevity (includes Qurr® (3) and Physician Muscle Health Formula (4) brands)	9	10
White Label	28	100
Total Net Revenues	$485	$350

Our net revenues by product type are presented below for the nine months ended September 30, 2020 and 2019.

	Nine months ended September 30,
Product Type	2020	2019
Myos Canine Muscle Formula® (1)	$853	$282
Yolked® (2)	176	229
Longevity (includes Qurr® (3) and Physician Muscle Health Formula (4) brands)	19	42
White Label	56	100
Total Net Revenues	$1,104	$653

(1)	Launched in June 2018
(2)	Launched in March 2018
(3)	Launched in March 2017
(4)	Launched in May 2016; relaunched in December 2019

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Contract Assets and Liabilities

The Company did not have any contract assets and contract liabilities from contracts with customers as of September 30, 2020 or December 31, 2019. Contract liabilities represent payments received from customers for which the Company had not yet satisfied its performance obligation under the contract. For the three and nine months ended September 30, 2020 and 2019 there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Advertising, Marketing and Promotions

The Company charges the costs of advertising to sales and marketing expenses as incurred. Advertising and marketing costs were $404 and $667 for the nine months ended September 30, 2020 and 2019, respectively, and $156 and $200 for the three months ended September 30, 2020 and 2019, respectively. Advertising costs consisted primarily of marketing costs for our Yolked® and Myos Canine Muscle Formula® products.

Shipping and Handling Costs

The Company records costs for the shipping and handling of products to its customers in cost of revenues. These expenses were $31 and $46 for the nine months ended September 30, 2020 and 2019, respectively and $15 and $30 for the three months ended September 30, 2020 and 2019, respectively.

Research and Development

Research and development expenses consist primarily of the cost of manufacturing our product for clinical study, the cost of conducting clinical studies and the cost of conducting preclinical and research activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are initially capitalized and are then recognized as an expense as the related goods are consumed or the services are performed. Research and development expenses were $37 and $137 for the nine months ended September 30, 2020 and 2019, respectively and $10 and $48 for the three months ended September 30, 2020 and 2019, respectively.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Basic and Diluted Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potential dilutive securities outstanding had been issued. The Company uses the “treasury stock” method to determine the dilutive effect of common stock equivalents such as options, warrants and restricted stock. For the three and nine months ended September 30, 2020 and 2019, the Company incurred a net loss. Accordingly, the Company’s common stock equivalents were anti-dilutive and excluded from the diluted net loss per share computation.

The aggregate number of potentially dilutive common stock equivalents outstanding at September 30, 2020 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 1,034,740, which includes warrants to purchase an aggregate of 375,000 shares of common stock and options to purchase an aggregate of 659,740 shares of common stock and rights under the Rights Agreement.

The aggregate number of potentially dilutive common stock equivalents outstanding at September 30, 2019 excluded from the diluted net loss per share computation because their inclusion would be anti-dilutive were 1,219,096 which includes warrants to purchase an aggregate of 663,356 shares of common stock and options to purchase an aggregate of 555,740 shares of common stock.

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

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 4 – INVENTORIES, NET

Inventories, net at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Raw materials	$990	$1,264
Work in process	61	15
Finished goods	367	450
	1,418	1,729
Less: inventory reserves	(50)	(63)
Inventories, net	$1,368	$1,666

NOTE 5 – FIXED ASSETS, NET

Fixed assets, net at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Furniture, fixtures and equipment	$116	$116
Computers and software	68	68
Leasehold improvements	239	239
Other	7	7
Total fixed assets	430	430
Less: accumulated depreciation and amortization	(352)	(333)
Net book value of fixed assets	$78	$97

Depreciation expense was $19 and $20 for the nine months ended September 30, 2020 and 2019, respectively, and $5 and $6 for the three months ended September 30, 2020 and 2019, respectively.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. Prepaid expenses and other current assets at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Prepaid consulting fees	$32	$9
Prepaid Nasdaq fees	11	-
Prepaid marketing costs	40	6
Prepaid other expenses	11	8
Total prepaid expenses and other current assets	$94	$23

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of estimated future payments that relate to the current and prior accounting periods. Management reviews these estimates regularly to determine their reasonableness. Accrued expenses and other current liabilities at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Board compensation	$-	$209
Other	4	21
Total accrued expenses and other current liabilities	$4	$230

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

As of September 30, 2020, the total amounts outstanding under the Note was $580 of principal and $81 of accrued interest.

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

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1% per annum, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan in whole, there can be no assurance that it will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part. The Company intends to apply for forgiveness when the portal becomes available. As of September 30, 2020, no amount of the PPP loan had been forgiven.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Note 10 – Stockholders’ Equity

Authorized Capital

As of September 30, 2020, the Company was authorized to issue 15,000,000 shares of common stock, $0.001 par value, and 500,000 shares of preferred stock, $0.001 par value. The holders of the Company’s common stock are entitled to one vote per share.

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

On February 14, 2020, the Company amended the Rights Agreement to, among other things extend the expiration date to February 14, 2021. In connection with the Merger Agreement, the Company amended the Rights Agreement on September 30, 2020 (see Note 1.)

As of September 30, 2020, the Rights have no dilutive effect on the earnings per common share calculation and no shares of preferred stock have been issued. At the time of issuance, the Company determined that these Rights have a de minimis fair value.

Issuance of Common Stock

The Company has periodically issued common stock in connection with certain private and public offerings. For the nine months ended September 30, 2020, the Company received aggregate net proceeds of $2,233 from these offerings:

			Net
Date	Shares		Proceeds
March 5, 2020	851,240	(1)	$1,030
January 1, 2020 through September 30, 2020 at-the-market offerings	964,102	(2)	1,203

(1)	Shares issued pursuant to a private placement with accredited investors for $1.21 per share.
(2)	Shares of common stock sold at various prices in at-the-market offerings from $1.18 to $1.55 per share.

See Note 8 for a description of the issuance of common stock on March 5, 2020 in connection with the exchange of a portion of the related party promissory notes payable.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

NOTE 11 – STOCK-BASED COMPENSATION

Equity Incentive Plan

The Company increased the number of shares available for issuance under its 2012 Equity Incentive Plan (as amended, the “Plan”) from 850,000 to 1,200,000 in December 2019, which was approved by the Company’s shareholders in December 2019. The plan provides for the issuance of up to 1,200,000 shares. The Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. As of September 30, 2020, the remaining shares of common stock available for future issuances of awards was 560,260. See Note 16 – Subsequent Event for details regarding issuances of restricted shares to employees under the Plan.

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

Stock-Based Compensation

Stock-based compensation consists of expenses related to the issuance of stock options and restricted stock. Stock-based compensation expenses were $9 and $28 for the three months ended September 30, 2020 and 2019, respectively, and $236 and $93 for the nine months ended September 30, 2020 and 2019, respectively.

On March 31, 2020, the Company issued 172,727 shares of its common stock with a fair value of $209 to members of its board of directors in connection with 2019 services. These restricted shares vested immediately upon issuance.

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited; amounts in thousands, except share and per share amounts, unless otherwise indicated)

Note 12 – Commitments and Contingencies

Defined Contribution Plan

The Company established a 401(k) Plan (the “401(k) Plan”) for eligible employees of the Company effective April 1, 2014. Generally, all employees of the Company who are at least twenty-one years of age and who have completed three months of service are eligible to participate in the 401(k) Plan. The 401(k) Plan is a defined contribution plan that provides that participants may make salary deferral contributions, of up to the statutory maximum allowed by law (subject to catch-up contributions) in the form of voluntary payroll deductions. As of April 1, 2020 the Company decided to not match 401(k) contributions until the Company becomes profitable. The Company’s aggregate matching contributions were $11 and $26 for the nine months ended September 30, 2020 and 2019, respectively, and $0 and $8 for the three months ended September 30, 2020 and 2019, respectively.

Note 13 – OPERATING LEASES

The Company has operating leases for its executive office (approximately 5,225 square feet of space) and office equipment. The remaining terms on these leases range from 3 to 4 years. The Company does not have any financing leases. The components of lease expense of $51 and $48 for the nine months ended September 30, 2020 and September 30, 2019, respectively, were recorded in the condensed consolidated statements of operations. The components of lease expense of $18 and $10 for the three months ended September 30, 2020 and September 30, 2019, respectively, were recorded in the condensed consolidated statements of operations.

There were no material operating and financing leases that the Company had entered into that were yet to commence as of September 30, 2020. Components of the Company’s right-of-use assets and liabilities calculations are as follows:

Cash paid for rent included in the measurement of operating lease liabilities cash flows	$32
Right-of-use asset obtained in exchange for new operating lease liability	236
Weighted-average remaining lease term - operating leases, in years	2.55
Weighted-average discount rate - operating leases	11.7%

Future minimum lease payments for operating leases in excess of one year are as follows:

For the year ending December 31,	Amount
2020	$19
2021	77
2022	79
2023	3
Total future minimum lease payments	178
Imputed interest	(21)
Total	$157

MYOS RENS TECHNOLOGY INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

Subsequent to the announcement of the execution of the Merger Agreement MYOS received separate litigation demands from purported Company stockholders on September 16, 2020 and October 20, 2020, respectively seeking certain additional disclosures in the Registration Statement on Form S-4 filed by the Company with the Securities and Exchange Commission on September 2, 2020 (collectively, the “Demands”).

Thereafter, on September 23, 2020, a complaint regarding the transactions contemplated by the Merger Agreement was filed in the Supreme Court of the State of New York, County of New York, captioned Faasse v. MYOS RENS Technology Inc., et. al., Index No.: 654644/2020 (NY Supreme Court, NY County, September 23, 2020) (the “New York Complaint”).  On October 12, 2020, a second complaint regarding the transactions was filed in the District Court of Nevada, Clark County Nevada, captioned Vigil v. Mannello, et. al., Case No. A-20-822848-C (the “Nevada Complaint,” and collectively with the New York Complaint and Demands, the “Litigation”).

The Demands and the Complaints that currently comprise the Litigation generally allege that the directors of the Company breached their fiduciary duties by entering into the Merger Agreement, and the Company and MedAvail disseminated an incomplete and misleading Registration Statement on Form S-4. The New York Complaint also alleges that MedAvail aided and abetted such breach of fiduciary duties.

MYOS and MedAvail believe that the claims asserted in the Litigation are without merit and believe that the Registration Statement on Form S-4 disclosed all material information concerning the Merger and no supplemental disclosure is required under applicable law.

However, in order to avoid the risk of the Litigation delaying or adversely affecting the Merger and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, MYOS determined to voluntarily supplement the disclosures in the Registration Statement on Form S-4, to provide additional information concerning certain litigation relating to the Merger Agreement as described in its Current Report on Form 8-K filed on November 2, 2020.

Note 16 – SUBSEQUENT EVENT

On October 1, 2020, the Company issued 345,000 restricted shares of common stock to its employees under the Plan, leaving 215,260 shares available for future issuance.

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

Overview

We were incorporated in the State of Nevada on April 11, 2007. On March 17, 2016, we merged with our wholly-owned subsidiary and changed our name from MYOS Corporation to MYOS RENS Technology Inc. Prior to February 2011, we did not have any operations and did not generate any revenues. In February 2011, we acquired our proprietary active ingredient called Fortetropin®, the first clinically demonstrated natural myostatin reducing agent. Since February 2011, our principal business activities have been focused on deepening our scientific understanding relating to the activity of Fortetropin®, and to leverage this knowledge to strengthen and build our intellectual property estate; developing sales and marketing strategies aimed at expanding our commercial presence; evaluating the value of Fortetropin® in therapeutic markets, including the treatment of sarcopenia, cachexia, anorexia, obesity and muscular disorders; and, conducting research and development focused on the discovery, development and commercialization of other products and technologies aimed at maintaining or improving the health and performance of muscle tissue. Since our inception in April 2007, we have recognized cumulative revenues of approximately $10.9 million.

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

Merger with MedAvail, Inc.

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

In May 2016, we launched Physician Muscle Health Formula®, a proprietary formulation containing Fortetropin® and sold the product directly to physicians to distribute to their patients who are focused on wellness. The Company relaunched the product as part of its longevity marketing strategy in December 2019. In March 2017 we launched Qurr®, a Fortetropin®-powered product line that is available on our direct-to-consumer platform. We recorded $19 and $42 in net revenues for the nine months ended September 30, 2020 and September 30, 2019, respectively, for our longevity product lines.

In March 2018, we launched Yolked®, a Fortetropin®-powered product which is NSF Certified for Sports, and developed and marketed to collegiate and professional athletes who want to increase their muscle size and performance with an all-natural advanced nutrition product. The Company recorded $176 and $229 of net revenues for the nine months ended September 30, 2020 and September 30, 2019, respectively, for our Yolked® product line.

In June 2018, we launched our Fortetropin® based pet product Myos Canine Muscle Formula® (“MCMF”). Two veterinarian hospitals had previously performed some informal observational studies with older dogs experiencing muscle atrophy and saw positive results after taking our pet product. We believe that the positive feedback received from the veterinarian community, together with the positive results from our Kansas State University study, will enable us to grow our pet business product line. The Company recorded $853 and $282 of net revenues for the nine months ended September 30, 2020 and September 30, 2019, respectively, for our MCMF product line.

In our White Label business we work with various manufacturers to create new brands and products using Fortetropin® as the foundation. We recorded $56 and $100 of net revenues for the nine months ended September 30, 2020 and September 30, 2019, respectively, for our White Label business.

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

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

	Three Months Ended September 30,		Change
	2020	2019	Dollars	%

Net revenues	$485	$350	$135	39%
Cost of revenues	248	174	74	42%
Gross profit	237	176	61	35%

Operating expenses:
Selling, marketing and research	233	339	(106)	-31%
Personnel and benefits	393	406	(13)	-3%
General and administrative	419	342	77	18%
Total operating expenses	1,045	1,087	(42)	-4%

Operating loss	(808)	(911)	103	-11%

Interest expense	(7)	(10)	3	-30%

Net loss	$(815)	$(921)	$106	-12%

Net revenues

Net revenues for the three months ended September 30, 2020 increased by $135 or 39% to $485 compared to net revenues of $350 for the three months ended September 30, 2019. This increase is primarily due to an increase of $243 of Myos Canine Muscle Formula offset by a decrease of $72 in White Label, $36 in Yolked, and $1 for our longevity products.

Cost of revenues

Cost of revenues for the three months ended September 30, 2020 increased by $74 or 42% to $248 compared to cost of revenues of $174 for the three months ended September 30, 2019. The increase is primarily due to costs related to an increase in our product sales of Myos Canine Muscle Formula.

Gross profit

Gross profit increased $61 or 35% to $237 for the three months ended September 30, 2020 compared to $176 for the three months ended September 30, 2019.

Operating expenses

Operating expenses for the three months ended September 30, 2020 decreased by $42 or 4% to $1,045, when compared to operating expenses of $1,087 for the three months ended September 30, 2019. The decrease primarily relates to a 31% decrease in selling, marketing and research expenses of $106 and a 3% decrease in personnel and benefits of $13, offset by an 18% increase in general and administrative of $77 relating primarily to an increase in professional fees of $140 relating to the reverse merger costs offset by a decrease in other business related costs of $63.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

	Nine Months Ended September 30,		Change
	2020	2019	Dollars	%

Net revenues	$1,104	$653	$451	69%
Cost of revenues	578	316	262	83%
Gross profit	526	337	189	56%

Operating expenses:
Selling, marketing and research	662	951	(289)	-30%
Personnel and benefits	1,226	1,226	-	-
General and administrative	1,063	1,200	(137)	-11%
Total operating expenses	2,951	3,377	(426)	-13%

Operating loss	(2,425)	(3,040)	615	-26%

Interest expense	(27)	(31)	4	-11%

Net loss	$(2,452)	$(3,071)	$619	-20%

Net revenues

Net revenues for the nine months ended September 30, 2020 increased by $451 or 69% to $1,104 compared to net revenues of $653 for the nine months ended September 30, 2019. This increase is primarily due to an increase of $570 of Myos Canine Muscle Formula offset by a decrease of $72 for White Label, $36 for Yolked and $1 for our longevity products.

Cost of revenues

Cost of revenues for the nine months ended September 30, 2020 increased by $262 or 83% to $578 compared to cost of revenues of $316 for the nine months ended September 30, 2019. The increase is primarily due to costs related to an increase in our product sales of Myos Canine Muscle Formula.

Gross profit

Gross profit increased $189 or 56% to $526 for the nine months ended September 30, 2020 compared to $337 for the nine months ended September 30, 2019.

Operating expenses

Operating expenses for the nine months ended September 30, 2020 decreased by $426 or 13% to $2,951, compared to operating expenses of $3,377 for the nine months ended September 30, 2019. The decrease is primarily due to a 30% decrease in selling, marketing and research expenses of $289 and an 11% decrease in general and administrative of $137.

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

Working capital at September 30, 2020 and December 31, 2019 is summarized as follows:

	September 30,	December 31,	Increase
	2020	2019	(Decrease)
Current Assets:
Cash	$791	$64	$727
Accounts receivable, net	60	5	55
Inventories, net	1,368	1,666	(298)
Prepaid expenses and other assets	94	23	71
Total current assets	$2,313	$1,758	$555
Current liabilities:
Accounts payable	$127	$277	$(150)
Accrued expenses and other current liabilities	66	276	(210)
Notes payable and accrued interest	661	1,159	(498)
Total current liabilities	$854	$1,712	$(858)

Working capital increased to $1,459 at September 30, 2020 compared to $46 at December 31, 2019.

Significant changes in working capital components were as follows:

●	Cash increased by $727 primarily due to net proceeds provided by financing activities of $2,938 during the nine months ended September 30, 2020 offset by funds used in operating activities of $2,211.

●	Notes payable and other current liabilities decreased by $498 primarily due to a conversion of principal of $825 offset by $300 of proceeds received on the promissory note payable and $27 of accrued interest.

At September 30, 2020, we had cash of $791 and total assets of $3,281.

Summarized cash flows for the nine months ended September 30, 2020 and 2019 are as follows:

	Nine Months Ended September 30,
	2020	2019	Change
Net cash used in operating activities	$(2,211)	$(1,904)	$(307)
Net cash provided by financing activities	2,938	2,285	653
Net increase in cash	$727	$381	$346

Net cash used in operating activities represents net loss adjusted for certain non-cash items and changes in operating assets and liabilities.

Net cash used in operating activities for the nine months ended September 30, 2020 was $2,211, an increase of $307 compared to $1,904 used in operating activities for the nine months ended September 30, 2019.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $2,938, an increase of $653 compared to $2,285 for the nine months ended September 30, 2019.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, management concluded that due to a material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective. We are implementing remedial measures designed to address the material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Subsequent to the announcement of the execution of the Merger Agreement MYOS received separate litigation demands from purported Company stockholders on September 16, 2020 and October 20, 2020, respectively seeking certain additional disclosures in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 2, 2020 (collectively, the “Demands”).

Thereafter, on September 23, 2020, a complaint regarding the transactions contemplated by the Merger Agreement was filed in the Supreme Court of the State of New York, County of New York, captioned Faasse v. MYOS RENS Technology Inc., et. al., Index No.: 654644/2020 (NY Supreme Court, NY County, September 23, 2020) (the “New York Complaint”).  On October 12, 2020, a second complaint regarding the transactions was filed in the District Court of Nevada, Clark County Nevada, captioned Vigil v. Mannello, et. al., Case No. A-20-822848-C (the “Nevada Complaint,” and collectively with the New York Complaint and Demands, the “Litigation”).

The Demands and the Complaints that currently comprise the Litigation generally allege that the directors of the Company breached their fiduciary duties by entering into the Merger Agreement, and the Company and MedAvail disseminated an incomplete and misleading Registration Statement on Form S-4. The New York Complaint also alleges that MedAvail aided and abetted such breach of fiduciary duties.

MYOS and MedAvail believe that the claims asserted in the Litigation are without merit and believe that the Registration Statement on Form S-4 disclosed all material information concerning the Merger and no supplemental disclosure is required under applicable law.

However, in order to avoid the risk of the Litigation delaying or adversely affecting the Merger and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, MYOS determined to voluntarily supplement the disclosures in the Registration Statement on Form S-4, to provide additional information concerning certain litigation relating to the Merger Agreement as described in its Current Report on Form 8-K filed on November 2, 2020.

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

As of the date of this report, except as set forth below and in the Registration Statement on Form S-4 initially filed by the Company with the Securities and Exchange Commission on September 2, 2020, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future SEC filings.

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

MYOS RENS TECHNOLOGY INC.

Date: November 5, 2020	By:	/s/ Joseph Mannello
Name: Joseph Mannello
Title: Chief Executive Officer