Form 10-K
period 2020-12-31
MedAvail Holdings, Inc.
filed 2021-03-31
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to_____
Commission File No. 001-36533

MEDAVAIL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0772394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
6665 Millcreek Dr. Unit 1, Mississauga ON Canada	L5N 5M4
(Address of principal executive offices)	(Zip Code)
+1 (905) 812-0023
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MDVL	The Nasdaq Stock Market LLC
Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price of $10.62 for the registrant’s common shares on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter as reported on the Nasdaq Capital Market, was approximately $10.5 million.
As of March 29, 2021, there were 31,939,898 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

MedAvail Holdings, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.
These forward-looking statements include, but are not limited to, statements about:
•our plans to modify our current products, or develop new products;
•the expected growth of our business and organization;
•our expectations regarding the size of our sales organization and expansion of our sales and marketing efforts;
•our ability to retain and recruit key personnel, including the continued development of a sales and marketing infrastructure;
•our ability to obtain and maintain intellectual property protection for our products;
•our ability to expand our business into new geographic markets;
•our compliance with extensive Nasdaq requirements and government laws, rules and regulations both in the United States and internationally;
•our estimates of expenses, ongoing losses, future revenue, capital requirements and our need for, or ability to obtain, additional financing;
•our ability to identify and develop new and planned products and/or acquire new products;
•our financial performance; and
•developments and projections relating to our competitors or our industry.
We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Potential investors are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to actual results or to changes in our expectations.
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the SEC as exhibits to the Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

PART I
Item 1. Business
Unless otherwise stated or the context otherwise indicates, references to the “Company,” “MedAvail,” “we,” “our,” “us,” or similar terms refer to MedAvail Holdings, Inc. and its subsidiaries.
Overview
We are a telehealth-enabled pharmacy technology company that has developed and commercialized an innovative self-service pharmacy, mobile application, kiosk, and drive-thru solution. MedAvail's principal technology and product is the MedCenter kiosk, a pharmacist controlled, patient-interactive, prescription dispensing system akin to a “pharmacy in a box” or prescription-dispensing ATM. The MedCenter kiosk facilitates live pharmacist counselling via two-way audio-video communication with the ability to dispense prescription medicines under pharmacist control. MedAvail also operates SpotRx Pharmacy, or SpotRx, a full-service retail pharmacy utilizing the Company’s automated pharmacy technology.
Business Segments
MedAvail’s operations consist of two business segments: Retail Pharmacy Services and Pharmacy Technology.
Retail Pharmacy Services Segment
The Retail Pharmacy Services Segment comprises MedAvail Pharmacy Inc., an Arizona corporation, that is a wholly owned subsidiary of MedAvail, and does business under the trade name “SpotRx Pharmacy” or “SpotRx”. SpotRx pharmacy operations consists of MedCenter kiosk generated sales to patients, including merchandise and pharmaceuticals. SpotRx is a full-service retail pharmacy platform operating in the United States, that is structured as a hub-and-spoke model; where a centralized pharmacy supports and operates a network of MedCenter kiosks. Payors include the patient and third-party payors (e.g., pharmacy benefit managers, insurance companies and governmental agencies). The SpotRx Pharmacy segment focuses on the Medicare (65+ year old) market and the medical clinics where Medicare recipients receive care. The Company typically pays rent to the health care site operator where the MedCenter kiosk is located. As of December 31, 2020, SpotRx had 57 MedCenter kiosks deployed and was operating in six central pharmacies, three in California, two in Arizona, and one Michigan.

Pharmacy Technology Segment
The Pharmacy Technology Segment comprises MedAvail Technologies (US) Inc., a Delaware corporation, our wholly owned subsidiary of MedAvail, and referred to as “MedAvail Technologies”. MedAvail Technologies sells the MedPlatform System to customers that includes the MedCenter prescription dispensing kiosk, software, integration services, and maintenance services. The customer provides and conducts all pharmacy staff and operations, including procuring and packaging all medications for stocking in the MedCenter kiosks. The MedPlatform agreement consideration includes either an initial lump sum payment upon MedCenter kiosk integration and installation, with monthly payments thereafter, for software and maintenance services; or a combined monthly payment that includes the MedCenter kiosk, integration services, software, and maintenance services.
The major steps of our deployment process include integration with the customer’s pharmacy software, including educating and training customer pharmacy staff, and MedCenter kiosk site planning and installation. The deployment process typically runs three to four months.
Core Strengths
Published studies have shown that medical clinics and other health care sites with an embedded pharmacy have higher patient medication adherence, with resulting improved health outcomes (Wright & Gorman 2016). However, deploying a traditional retail pharmacy in a medical clinic is costly. Most medical clinics cannot support the cost of establishing and running a physical pharmacy.
MedAvail’s proprietary hardware and software technology has the following unique strengths:
•The SpotRx Pharmacy provides an embedded pharmacy with no capital investment or operational costs to the health care site location      operator;
•The MedPlatform systems reduce customer pharmacy capital costs and operating cost through telehealth technology, automation, and sharing centralized resources;
•The MedCenter kiosk and support software are a proprietary real time telehealth platform, delivering remote pharmacy team, dispensing medications, answering patient questions, and supporting administrative functions;

•The SpotRx and MedPlatform software support systems share data with the healthcare practitioners to support patient adherence to improve patient health outcomes; and
•The SpotRx centralized pharmacy team supports medication adherence by combining regular refill reminders via text, phone or email, and convenient MedCenter kiosk dispensing, or free home courier delivery.
Growth Opportunities
The SpotRx Retail Pharmacy Services segment primarily targets medical clinics that write at least 10,000 Medicare prescription claims per year. Based on Centers for Medicare & Medicaid Services, or CMS, data, there are approximately 260 clinics in Arizona and approximately 1,200 clinics in California that would qualify as potential sites. Currently SpotRx Pharmacy expansion is focused on six key states: Arizona, California, Michigan; and future expansion into Illinois, Florida and Texas. The total medication spending for Medicare patients in these states was $40 billion according to a 2018 CMS study. Total Medicare Part D spending in the United States in this same period was $100 billion. When we enter a state, we focus on large health care provider chains that mainly support a Medicare population and then seek growth within those chains.
The Pharmacy Technology segment primarily targets customers that stand to benefit from the use of our MedCenter technology to better serve their customer base. There is a wide range of customer types and business benefits that our technology addresses. Pharmacy Technology customer types include large healthcare systems, mass merchandise retailers, hospital systems, etc. Our customers report that our technology creates value for them, including lower operating costs, and a better consumer experience for their customers. We focus on an enterprise sales approach that demonstrates to potential customers the expected benefits of lower operating costs, better customer service, and improved medication adherence.
The consequences of the COVID-19 pandemic highlighted the SpotRx Pharmacy and MedPlatform benefits. As a result, health systems such as Texas Health Resources began to deploy our MedPlatform technology to increase their pharmacy footprint, with an initial focus on their emergency departments. Additionally, certain states changed their regulations to allow our technology (e.g. Florida and Washington implemented new laws effective July 1, 2020), while Texas has enacted temporary laws to allow MedCenter kiosk deployments, with the creation of new permanent laws expected in 2021.
Sales and Marketing
Both business segments are supported by one sales and business development team that currently consists of MedAvail’s Chief Commercial Officer, and Vice Presidents of Business Development in Arizona, California, and Florida. This team is responsible for identifying and engaging large Medicare focused primary care and specialty clinic chains, as well as independent physician groups in our focus markets. For customers that want us to operate pharmacy operations for them, we contract to provide full retail pharmacy services through SpotRx. If the customer desires to purchase our MedCenter kiosk and lease the associated proprietary software, the customer will contract with us through our Pharmacy Technology segment.
Research and Development
MedAvail’s research and development process begins with customer and health care provider collaboration to develop solutions for unmet customer and industry needs. MedAvail has a team of software architects and hardware engineers that design and prototype our MedCenter kiosk hardware and software technology.
Manufacturing and Inventory
The MedCenter kiosk equipment produced is available in the M4 or M5 models. The M4 MedCenter kiosk is a compact design utilized for the SpotRx Pharmacy operations and available to MedPlatform customers. The M5 MedCenter kiosk is a modular and scalable design available to MedPlatform customers.
The MedCenter kiosk hardware is produced through an agreement with a contract manufacturer that specializes in complex electronic kiosk manufacturing. Through January 2020, the Company contracted with an electronics manufacturer in South Carolina. In August 2020, MedAvail signed a manufacturing and supply agreement with a new contract manufacturer, Kitron Technologies, or Kitron. Under this agreement, Kitron will manufacture our MedCenter kiosks for an initial term of three years, with finished kiosk deliveries beginning in the second quarter of 2021. MedCenter kiosks will be shipped directly from Kitron to installation locations.
Due to the contract manufacturer change in 2020, MedCenter kiosk inventory as of December 31, 2020 consisted of 21 MedCenters available for sale. Therefore, our ability to complete MedCenter kiosk installations is limited until new equipment is produced and available for installation beginning in the second quarter of 2021.

Intellectual Property
We own or license rights to certain know-how, proprietary information and technology, copyrights, patents, and other intellectual property upon which our business depends. To protect our intellectual property rights, we rely on trade secret laws, patents, copyrights, trademarks and confidentiality agreements and contracts with employees, consultants and other parties.
Currently MedAvail has the following patents and trademarks issued and pending:
1. 12 US patents, 4 Canadian patents, 1 European patent;
2. 9 US trademarks, 7 US trademarks pending;
3. 4 Canadian trademarks, 1 Canadian trademark pending; and
4. 4 European registered trademarks.
Competition
MedAvail operates in the increasingly complex and challenging medical technology marketplace. Technological advances and scientific discoveries have accelerated the pace of change in medical technology, and the regulatory environment of medical products is becoming more complex and vigorous. We compete directly with several companies in the medication management automations solutions market, as well as the medication adherence solutions market, based on many factors, including price, quality, customer outcome and cost of operation, innovation, product features and capabilities, installation and service, reputation and brand recognition, size of installed base, range of solutions, distribution, and promotion. To remain competitive in the industries in which we operate, MedAvail continues to make investments in research and development, quality management, quality improvement, product innovation and productivity improvement in support of our operating segments.
Government Regulation
SpotRx Pharmacy is a prescription drug dispensing solution that is regulated on a state-by-state basis by the respective board of pharmacy, and each state has its own distinct rules. These rules typically govern the marketing and deployment of the SpotRx Pharmacy and its services, and not the technology itself. The boards of pharmacy view the MedCenter kiosk as an extension of the physical pharmacy, with the MedCenter being a remote dispensing device for a licensed physical pharmacy within the applicable state. The Board of Pharmacy for many states will perform a physical site visit to see the MedCenter kiosk prior to licensing, perform an inspection of the physical pharmacy, and review the policies and procedures associated with the MedCenter kiosk. This process is consistent whether the MedCenter kiosk is being operated by SpotRx or customer.
When analyzing the United States market, MedAvail views states as:
1.Open to deploy;
2. 2021 rule making in-process to be open to deploy;
3.Favorable waiver rules in place to allow deployment; and
4.Restrictive or unfavorable rules.

Federally, MedAvail is regulated by the United States Drug Enforcement Administration, or the DEA, with respect to controlled substances that are dispensed through our MedCenters kiosks and SpotRx Pharmacies services. At this time, we cannot dispense any controlled substances through the MedCenter. SpotRx patients requiring controlled substances have these medicines delivered to them through our home delivery service, which is executed by the SpotRx central pharmacy for the applicable area.
State Licensing Requirements
Certain states have enacted laws regulating companies that offer and market discount medical plans, including prescription drug plans, subscription membership programs or discount cards. These state laws are intended to protect consumers from fraudulent, unfair or deceptive marketing, sales and enrollment practices by such plans. It is possible that other states may enact new requirements or interpret existing requirements to include our programs. Failure to obtain the required licenses, certifications or registrations to offer and market these subscription discount programs may result in civil penalties, receipt of cease and desist orders, or a restructuring of our operations.
Professional Licensure
Pharmacists, nurses and certain other healthcare professionals employed by MedAvail are required to be individually licensed or certified under applicable state law. MedAvail performs criminal, government exclusion and other background checks on employees. Additionally, the Company takes steps to ensure that our employees possess all necessary licenses and certifications, and our employees comply with applicable licensure laws.
State Corporate Practice of Medicine and Fee Splitting Laws
The corporate practice of medicine doctrine and fee splitting laws, which are enforced by most states, are intended to prevent unlicensed persons from interfering with or influencing the physician’s or other medical professional’s professional judgment, and prohibiting the sharing of professional services income with non-professional or business interests. These laws vary from state to state and are subject to broad interpretation and enforcement by state regulators. A determination of non-compliance could lead to adverse judicial or administrative action against us, civil or criminal penalties, receipt of cease and desist orders from state regulators, loss of professional licenses, or a restructuring of our business arrangements.

Pharmacy Licensing and Registration
State laws require that each of our pharmacy locations be appropriately licensed and/or registered to dispense pharmaceuticals in that state. MedAvail is licensed in all states that require such licensure and complies with all state licensing laws applicable to its business.
Laws enforced by the DEA, as well as some similar state agencies, require our pharmacy locations to individually register to handle controlled substances, including prescription pharmaceuticals. A separate registration is required at each principal place of business where MedAvail dispenses controlled substances. Federal and state laws also require that MedAvail follows specific labeling, reporting and record-keeping requirements for controlled substances. MedAvail maintains DEA registrations for each of our facilities that require such registration and follow procedures intended to comply with all applicable federal and state requirements regarding controlled substances.
Food, Drug and Cosmetic Act
Certain provisions of the federal Food, Drug and Cosmetic Act govern the handling and distribution of pharmaceutical products. This law exempts many pharmaceuticals and medical devices from federal labeling and packaging requirements, if they are not adulterated or misbranded and are dispensed in accordance with and pursuant to a valid prescription. MedAvail complies with all applicable requirements.
Fraud and Abuse Laws — Anti-Kickback Statute
The federal Anti-Kickback Statute prohibits individuals and entities from knowingly and willfully paying, offering, receiving, or soliciting money or anything else of value in order to induce the referral of patients or to induce a person to purchase, lease, order, arrange for, or recommend services or goods covered by Medicare, Medicaid, or other federal healthcare programs. The federal courts have held that an arrangement violates the Anti-Kickback Statute if any one purpose of the remuneration is to induce the referral of patients covered by the Medicare or Medicaid programs, even if another purpose of the payment is to compensate an individual for rendered services. The Anti-Kickback Statute is broad and potentially covers many standard business arrangements. Violations can lead to significant penalties, including criminal fines of up to $25,000 per violation and/or five years imprisonment, civil monetary penalties of up to $50,000 per violation plus treble damages and/or exclusion from participation in Medicare, Medicaid and other federal healthcare programs. Certain types of payments are excluded from the statutory prohibition. Additionally, in an effort to clarify the conduct prohibited by the Anti-Kickback Statute, the Office of the Inspector General of HHS, or the OIG, publishes regulations that identify a limited number of safe harbors. Business arrangements that satisfy all of the elements of a safe harbor are immune from criminal enforcement or civil administrative actions. The Anti-Kickback Statute is an intent-based statute and the failure of a business relationship to satisfy all of the elements of a safe harbor does not, in and of itself, mean that the business relationship violates the Anti-Kickback Statute. The OIG, in its commentary to the safe harbor regulations, has recognized that many business arrangements that do not satisfy a safe harbor nonetheless operate without the type of abuses the Anti-Kickback Statute is designed to prevent. MedAvail attempts to structure our business relationships to satisfy an applicable safe harbor. However, in those situations where a business relationship does not fully satisfy the elements of a safe harbor, MedAvail attempts to satisfy as many elements of an applicable safe harbor as possible. The OIG is authorized to issue advisory opinions regarding the interpretation and applicability of the Anti-Kickback Statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions.
Several states have statutes and regulations that prohibit the same general types of conduct as those prohibited by the Anti-Kickback Statute described above. Some state anti-fraud and anti-kickback laws apply only to goods and services covered by Medicaid. Other state anti-fraud and anti-kickback laws apply to all healthcare goods and services, regardless of whether the source of payment is governmental or private. Where applicable, MedAvail structures our business relationships to comply with these statutes and regulations.
Fraud and Abuse Laws — False Claims Act
MedAvail is subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim or causing a claim to be presented for payment from a federal healthcare program that is false or fraudulent. The standard for “knowing and willful” may include conduct that amounts to a reckless disregard for the accuracy of information presented to payers. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare or Medicaid programs and imprisonment. One of the most prominent of these laws is the federal False Claims Act, which may be enforced by the federal government directly or by a private plaintiff by filing a qui tam lawsuit on the government’s behalf. Under the False Claims Act, the government and private plaintiffs, if any, may recover monetary penalties in the amount of $11,665 to $23,331 per false claim, as well as an amount equal to three times the amount of damages sustained by the government as a result of the false claim. Several states, including states in which MedAvail operates, have adopted their own false claims statutes as well as statutes that allow individuals to bring qui tam actions. In recent years, federal and state government authorities have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws, and they have conducted numerous investigations of pharmaceutical manufacturers, or pharmacy benefit managers “PBMs”, pharmacies and healthcare providers with respect to false claims, fraudulent billing and related matters. MedAvail has procedures in place to ensure the accuracy of our claims.

Ethics in Patient Referrals Law — Stark Law
The federal Physician Self-Referral Prohibition, commonly known as the Stark Law, generally prohibits a physician from ordering Designated Health Services for Medicare and Medicaid patients from an entity with which the physician or an immediate family member has a financial relationship and prohibits the entity from presenting or causing to be presented claims to Medicare or Medicaid for those referred services, unless an exception applies. A financial relationship is generally defined as an ownership, investment, or compensation relationship. Designated Health Services include, but are not limited to, outpatient pharmaceuticals, parenteral and enteral nutrition products, home health services, durable medical equipment, physical and occupational therapy services, and inpatient and outpatient hospital services. Among other sanctions, a civil monetary penalty of over $25,000 may be imposed for each bill or claim for a service a person knows or should know is for a service for which payment may not be made due to the Stark Law. Such persons or entities are also subject to exclusion from the Medicare and Medicaid programs. Any person or entity participating in a circumvention scheme to avoid the referral prohibitions is liable for a civil monetary penalty of over $100,000. A fine of over $20,000 may be imposed for failure to comply with reporting requirements regarding an entity’s ownership, investment and compensation arrangements for each day for which reporting is required to have been made under the Stark Law.
The Stark Law is a broad prohibition on certain business relationships, with detailed exceptions. However, unlike the Anti-Kickback Statute under which an activity may fall outside a safe harbor and still be lawful, a referral for Designated Health Services that does not fall within an exception is strictly prohibited by the Stark Law. MedAvail structures all our relationships with physicians who make referrals to us in compliance with an applicable exception to the Stark Law.
In addition to the Stark Law, many of the states in which MedAvail operates has comparable restrictions on the ability of physicians to refer patients for certain services to entities with which they have a financial relationship. Certain of these state statutes mirror the Stark Law while others may be more restrictive. MedAvail structures all of our business relationships with physicians to comply with any applicable state self-referral laws.
HIPAA and Other Privacy and Confidentiality Legislation
MedAvail’s activities involve the receipt, use and disclosure of confidential health information, including disclosure of the confidential information to a patient’s health benefit plan, as permitted in accordance with applicable federal and state privacy laws. In addition, MedAvail uses and discloses de-identified data for analytical and other purposes. Many state laws restrict the use and disclosure of confidential medical information, and similar new legislative and regulatory initiatives are underway at the state and federal levels.
HIPAA imposes extensive requirements on the way in which healthcare providers that engage in certain actions covered by HIPAA, as well as healthcare clearinghouses (each known as “covered entities”) and the persons or entities that create, receive, maintain, or transmit protected health information, or PHI, on behalf of covered entities (known as “business associates”) and their subcontractors, use, disclose and safeguard PHI, including requirements to protect the integrity, availability and confidentiality of electronic PHI. Many of these obligations were expanded under the Health Information Technology for Economic and Clinical Health Act, or HITECH, passed as part of the American Recovery and Reinvestment Act of 2009. In January 2013, the Office for Civil Rights of HHS issued a final rule under HITECH that makes significant changes to the privacy, security, breach notification and enforcement regulations promulgated under HIPAA, or the Final Omnibus Rule, and which generally took effect in September 2013. The Final Omnibus Rule enhances individual privacy protections, provides individuals new rights to their health information and strengthens the government’s ability to enforce HIPAA.
The privacy regulations, or the Privacy Rule, issued by the Office of Civil Rights of HHS pursuant to HIPAA, give individuals the right to know how their PHI is used and disclosed, as well as the right to access, amend and obtain information concerning certain disclosures of PHI. Covered entities, such as pharmacies and health plans, are required to provide a written Notice of Privacy Practices to individuals that describes how the entity uses and discloses PHI, and how individuals may exercise their rights with respect to their PHI. For most uses and disclosures of PHI other than for treatment, payment, healthcare operations and certain public policy purposes, HIPAA generally requires that covered entities obtain a valid written individual authorization. In most cases, use or disclosure of PHI must be limited to the minimum necessary to achieve the purpose of the use or disclosure. The Final Omnibus Rule modifies the content of Notice of Privacy Practices in significant ways, requiring, among other things, statements informing individuals of their rights to receive notifications of any breaches of unsecured PHI and to restrict disclosures of PHI to a health plan where the individual pays out of pocket.
MedAvail is a covered entity under HIPAA in connection with our operation of specialty service pharmacies. To the extent that MedAvail provides services other than as a covered entity and it performs a function or activity, or provide a service to, a covered entity that involves PHI, the covered entity may be required to enter into a business associate agreement with us. Business associate agreements mandated by the Privacy Rule create a contractual obligation for us, as a business associate, to perform our duties for the applicable covered entity in compliance with the Privacy Rule. In addition, HITECH subjects us to certain aspects of the Privacy Rule and the HIPAA security regulations when MedAvail acts as a business associate, including imposing direct liability on business associates for impermissible uses and disclosures of PHI and the failure to disclose PHI to the covered entity, the individual, or the individual’s designee (as specified in the business associate agreement), as necessary to satisfy a covered entity’s obligations with respect to an individual’s request for an electronic copy of PHI. The

Final Omnibus Rule also extends the business associate provisions of HIPAA to subcontractors where the function, activity, or service delegated by the business associate to the subcontractor involves the creation, receipt, maintenance, or transmission of PHI. As such, business associates are required to enter into business associate agreements with subcontractors for services involving access to PHI and may be subject to civil monetary penalties for the acts and omissions of their subcontractors.
Importantly, the Final Omnibus Rule greatly expands the types of product- and service-related communications to patients or enrollees that will require individual authorizations by requiring individual authorization for all treatment and healthcare operations communications where the covered entity receives payment in exchange for the communication from or on behalf of a third-party whose product or service is being described. While the Office of Civil Rights of HHS has established limited exceptions to this rule where individual authorization is not required, the marketing provisions finalized in the Final Omnibus Rule could potentially have an adverse impact on our business and revenues.
If MedAvail fails to comply with HIPAA or its policies and procedures are not sufficient to prevent the unauthorized disclosure of PHI, it could be subject to liability, fines and lawsuits under federal and state privacy laws, consumer protection statutes and other laws. Criminal penalties and civil sanctions may be imposed for failing to comply with HIPAA standards either as a covered entity or business associate, and these penalties and sanctions have significantly increased under HITECH. In addition to imposing potential monetary penalties, HITECH also requires the Office of Civil Rights of HHS to conduct periodic compliance audits and empowers state attorneys general to bring actions in federal court for violations of HIPAA on behalf of state residents harmed by such violations. Several such actions have already been brought, and continued enforcement actions are likely to occur in the future.
The transactions and code sets regulation promulgated under HIPAA requires that all covered entities that engage in certain electronic transactions, directly or through a third-party agent, use standardized formats and code sets. MedAvail, in our role as a business associate of a covered entity, must conduct such transactions in accordance with such transaction rule and related regulations that require the use of operating rules in connection with HIPAA transactions. In MedAvail’s role as a specialty pharmacy operator, it must also conduct such transactions in accordance with such regulations or engage a clearinghouse to process our covered transactions. HHS promulgated a National Provider Identifiers, or NPI, Final Rule that requires covered entities to utilize NPIs in all standard transactions. NPIs replaced National Association of Boards of Pharmacy numbers for pharmacies, DEA numbers for physicians and similar identifiers for other healthcare providers for purposes of identifying providers in connection with HIPAA standard transactions. Covered entities may be excluded from federal healthcare programs for violating these regulations.
The security regulations issued pursuant to HIPAA mandate the use of administrative, physical and technical safeguards to protect the confidentiality of electronic PHI. Such security rules apply to covered entities and business associates.
MedAvail must also comply with the “breach notification” regulations, which implement provisions of HITECH. In the case of a breach of “unsecured PHI,” covered entities must promptly notify affected individuals and the HHS Secretary, as well as the media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to the HHS Secretary on an annual basis. The regulations also require business associates of covered entities to notify the covered entity of such breaches by the business associate.
Final regulations governing the accounting of disclosures implementing provision in HITECH are forthcoming, but have been subject to significant delay. The initial proposed rule, if finalized, would require covered entities to develop systems to monitor and record: (1) which of their employees and business associates access an individual’s electronic PHI contained in a designated record set; (2) the time and date access occurs; and (3) the action taken during the access session (e.g., modification, deletion, viewing). The final regulations could impose significant burdens on covered entities and business associates.
The ACA (as defined in “Health Reform Legislation” below) require the HHS Secretary to develop new health information technology standards that could require changes to our existing software products. For example, the statute requires the establishment of interoperable standards and protocols to facilitate electronic enrollment of individuals in federal and state health and human services programs and provides the government with authority to require incorporation of these standards and protocols in health information technology investments as a condition of receiving federal funds for such investments.
HIPAA generally preempts state laws, except when state laws are more protective of PHI or are more restrictive than HIPAA requirements. Therefore, to the extent states continue to enact more protective or restrictive legislation, MedAvail could be required to make significant changes to our business operations. In addition, independent of any statutory or regulatory restrictions, individual health plan clients could increase limitations on our use of medical information, which could prevent us from offering certain services.
Medicare Part D
The Medicare Part D program, which makes prescription drug coverage available to eligible Medicare beneficiaries, regulates various aspects of the provision of Medicare drug coverage, including enrollment, formularies, pharmacy networks, marketing and claims processing. The

Centers for Medicare & Medicaid Services, or CMS, imposed restrictions and consent requirements for automatic prescription delivery programs, and further limited the circumstances under which Medicare Part D plans may recoup payments to pharmacies for claims that are subsequently determined not payable under Medicare Part D. CMS sanctions for non-compliance may include suspension of enrollment and even termination from the program.
The Medicare Part D program has undergone significant legislative and regulatory changes since its inception. Medicare Part D continues to attract a high degree of legislative and regulatory scrutiny, and applicable government rules and regulations continue to evolve. For example, CMS may issue regulations that limit the ability of Medicare Part D plans to establish preferred pharmacy networks.
Health Reform Legislation
Congress passed major health reform legislation, including the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, or the ACA, which enacted a number of significant healthcare reforms. Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act of 2017 (Tax Act) was enacted, which, among other things, removed penalties for not complying with ACA’s individual mandate to carry health insurance, effective January 1, 2019. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid. The United States Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period to help people obtain health insurance coverage through the ACA marketplace. This executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.
Managed Care Reform
In addition to health reforms enacted by the ACA, legislation has been considered, proposed and/or enacted at the state level, aimed at providing additional rights and access to drugs to individuals enrolled in managed care plans. This legislation may impact the design and implementation of prescription drug benefit plans sponsored by our PBM health plan clients and/or the services MedAvail provides to them. Both the scope of the managed care reform proposals considered by state legislatures and reforms enacted by states to date vary greatly, and the scope of future legislation that may be enacted is uncertain.
21st Century Cures Act
The 21st Century Cures Act, or the Cures Act, enacted in December 2016, among other things implemented Average Sales Price pricing for Part B DME infusion drugs in January 2017 and delayed payment for the home infusion services necessary to administer these drugs until January 2021. Given its current understanding of the Cures Act, MedAvail does not believe that it will have a significant impact on its business.
Consumer Protection Laws
The federal and state governments have many consumer protection laws that may apply to our business operations. These laws have been the basis for investigations, lawsuits and multi-state settlements relating to, among other matters, the marketing of loyalty programs and health care services, pricing accuracy, expired front store products, financial incentives provided by drug manufacturers to pharmacies in connection with therapeutic interchange programs and disclosures related to how personal data is used and protected.
Environmental and Safety Regulation
Our business is subject to various federal, state and local laws, regulations and other requirements pertaining to protection of the environment, public health and employee safety, including, for example, regulations governing the management of hazardous substances, the cleaning up of contaminated sites, and the maintenance of safe working conditions in our stores, distribution centers and other facilities. Governmental agencies on the federal, state and local levels have, in recent years, increasingly focused on the retail and health care sectors’ compliance with such laws and regulations, and have at times pursued enforcement activities. Any failure to comply with these regulations could result in fines or other sanctions by government authorities.
Human Capital
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants into our company. The principal purposes of our cash and equity incentive plans are to attract, retain and reward personnel through the granting of cash-based and stock-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our short- and long-term business goals.
Diversity, Inclusion & Equal Opportunity
We are committed to providing a work environment that is free of discrimination and harassment. We are an equal-opportunity employer. We make employment decisions on the basis of a person’s qualifications, and our business needs. We have ongoing outreach efforts to recruit a diverse candidate pool and are building questions into our engagement survey to promote a diverse and inclusive environment.
As new employees join us, they learn more about our policies and culture through orientation and onboarding, our Employee Handbook, Code of Conduct, and compliance trainings. These all provide guidance on how we expect to operate in order to foster diversity, equity and inclusion across our company.
Health, Safety, and Wellness
We are committed to maintaining a healthy, safe, and secure work environment that protects our employees and visitors. Most of our employees are working from home and personal protective equipment has been provided to all employees coming into the office. Where feasible, physical distancing has been implemented. We use a multi-faceted approach to ensure the health and safety of our employees, from our Code of Conduct to our policies governing the way we act within and outside of our Company. We comply with applicable health, safety, and environmental laws as well as related company policies and procedures. We have a zero-tolerance policy against aggressive behavior, violence, direct and indirect threats, harassment, intimidation, and possession of weapons on company property. Moreover, we strive to conduct our everyday business activities in an environmentally sustainable way through wellness programs, and webinars through our health insurance providers.
Commitment to Competitive and Fair Compensation
We believe that employees should be compensated fairly for their contributions to the company. We practice paying competitive salaries and hourly wages. In order to ensure we pay our employees competitively, annual benchmarking is completed on all positions throughout the company. We use external benchmarking surveys to guide our assessment of salary competitiveness. Each position is evaluated based on level of the role, the complexity of the position, and years of experience required. The Compensation Committee is responsible for our executive compensation programs for our executive officers and reports to our board of directors on its discussions, decisions and other actions.
Workforce Development
The growth and success of our employees is a top priority. We are investing heavily to build in-house tools and resources to support managers and employees on the road to success and ongoing growth.
Employees
As of December 31, 2020, we had 224 full-time employees worldwide. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. None of our employees are represented by a labor union or are a party to a collective bargaining agreement.
Corporate and other Information
We were originally incorporated as MYOS Corporation in the State of Nevada in April 2007. In March 2016, we completed a merger with our wholly-owned subsidiary, MYOS RENS Technology Inc., and formally assumed the subsidiary’s name by filing Articles of Merger with the Secretary of State of the State of Nevada. The subsidiary was incorporated solely for the purpose of effecting the name change and the merger did not affect our governing documents or corporate structure in any other way. Following our acquisition of MedAvail, Inc. in November 2020, we reincorporated as a Delaware corporation and changed our name to MedAvail Holdings, Inc. In accordance with “reverse merger” accounting treatment, our historical financial statements as of period ends, and for periods ended, prior to our acquisition of MedAvail, Inc. were replaced with the historical financial statements of MedAvail, Inc. in our SEC filings made after the acquisition.
Our principal executive offices are located at 6665 Millcreek Dr. Unit 1, Mississauga ON L5N 5M4 Canada, and our telephone number is (877) 830-0826. Our website address is www.medavail.com. Investors and others should note that we announce material financial information to our investors using SEC filings, press releases, our investor relations website, public conference calls and webcasts. We use these channels to communicate with investors, customers and the public about our Company, our products and other issues. The information on, or that may be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this Annual Report on Form 10-K.

Item 1A. Risk Factors
We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Our business could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations and future prospects. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our condensed consolidated financial statements and related notes. Please also see “Cautionary Notes Regarding Forward-Looking Statements.”
Risk Factors Summary
Below is a summary of some of the more significant risks and uncertainties we face. This summary is not exhaustive and is qualified by reference to the full set of risk factors set forth in this Part I, Item A. The principal factors and uncertainties that make investing in our company risky include, among others:
•Our pharmacy business is dependent upon access to payer networks. If we are not able to maintain adequate levels of third-party coverage and reimbursement for our pharmacy drug sales, if third parties rescind or modify their coverage, or if patients are left with significant out-of-pocket costs, it would have a material adverse effect on our business, financial condition and results of operations.
•We rely on a limited number of prescription drug wholesalers to supply our pharmacies. The loss of any of these relationships and/or fluctuations in pharmaceutical prices could disrupt our business and adversely impact our business, financial condition and results of operations.
•The retail pharmacy market is highly competitive. If our competitors are able to develop new products and services that gain greater acceptance in the market place than any products and services we develop, our commercial opportunities will be reduced. If our competitors are better able to respond to changes in market dynamics, our business position, financial condition and results of operations could be adversely affected.
•Our technology business is dependent upon clinics adopting our MedCenters, and if we fail to obtain broad adoption, our business would be adversely affected.
•We rely on Kitron Technologies, or Kitron, to manufacture our MedCenters, which makes us vulnerable to supply shortages and price fluctuations that could have a material adverse effect on our business, financial condition and results of operations.
•We have a history of net losses, which we expect to continue, and we may not be able to achieve or sustain profitability in the future.
•The COVID-19 pandemic and efforts to reduce its spread have impacted, and may in the future periods negatively impact, our business and operations.
•We may become a party to intellectual property litigation or administrative proceedings that could be costly and could interfere with our ability to sell and market our products.
•Changes in the regulatory environment may constrain or require us to restructure our operations, which may harm our revenue and operating results.
Risks Related to the Company’s Business and Operations
The Company is an early-stage company with a history of net losses, and expects to incur operating losses in the future and may not be able to achieve or sustain profitability. The Company has a limited history operating as a commercial company.
The Company has incurred net losses since its inception in 2012. For the years ended December 31, 2020 and 2019, it had a net loss of $26.8 million, and $21.5 million, respectively, and the Company expects to continue to incur additional losses in the future. As of December 31, 2020, the Company had an accumulated deficit of $148.3 million. To date, the Company has financed its operations primarily through equity and debt financings and from deployments of its MedCenter kiosk solution and the operation of its full-service retail pharmacy platform. The losses and accumulated deficit have primarily been due to the substantial investments that the Company has made to develop its products, as well as for costs related to general research and development, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing efforts and infrastructure improvements.
The Company began commercializing its products in the United States in 2016 and therefore does not have a long history operating as a commercial company. Over the next several years, the Company expects to continue to devote a substantial amount of its resources to, among other matters, expand commercialization efforts and increase adoption for its products and develop additional products. In addition, as a public company, the Company will incur significant legal, accounting and other expenses that it did not incur as a private company. Accordingly, the Company expects to continue to incur operating losses for the foreseeable future and it cannot assure you that we will achieve profitability in the future or that, if the Company becomes profitable, that it will sustain profitability. The Company’s failure to achieve and sustain profitability in the future will make it more difficult to finance its business and accomplish its strategic objectives, which would have a material adverse effect on the Company’s business, financial condition and results of operations and cause the market price of its common stock to decline. In addition, failure of the Company’s products to significantly penetrate the target markets would negatively affect its business, financial condition and results of operations.
The Company’s core technology the MedCenter has been in market since 2015 at limited volume. Over the past two years the Company opened its own retail pharmacy, SpotRx Pharmacy, which focuses on the Medicare Provider market. This new focus which comprise a substantial portion of its current revenue, and thus the model has a limited operating history; this makes it difficult to predict its future operating results.
The Company began shipping its first products in 2015. Given the constantly evolving market for retail pharmacy, regulatory changes to government healthcare programs and the constant competitive pressures in this market, its limited operating history with this market provides a limited basis upon which to evaluate its ability to accomplish its business objectives. The Company is in the early stages of deployment, and there are many risks associated with the rapidly changing retail pharmacy and Medicare market. The Company may not be successful in addressing these risks; and its limited operating history adds to the difficulty in forecasting its future revenue and planning expenses accordingly and, therefore, predicting its future operating results.
The Company faces risks relating to the availability, pricing and safety profiles of prescription drugs that it purchases and sells.
The Company’s path to profitability is dependent upon the utilization of prescription drug products. It dispenses significant volumes of brand name and generic drugs. Its revenues, operating results and cash flows may decline if physicians cease writing prescriptions for drugs or the utilization of drugs is reduced due to:
•increased safety risk profiles or regulatory restrictions;
•manufacturing or other supply issues;
•certain products being withdrawn by their manufacturers or transitioned to over-the-counter products;
•future FDA rulings restricting the supply or increasing the cost of products;
•the introduction of new and successful prescription drugs or lower-priced generic alternatives to existing brand name products; or
•inflation in the price of brand name drugs.
In addition, increased utilization of generic drugs, which normally yield a higher gross profit rate than equivalent brand name drugs, has resulted in pressure to decrease reimbursement payments to the Company and pharmacies in general for generic drugs, causing a reduction in its margins on sales of generic drugs. Consolidation within the generic drug manufacturing industry and other external factors may enhance the ability of manufacturers to sustain or increase pricing of generic drugs and diminish its ability to negotiate reduced generic drug acquisition costs. Any inability to offset increased brand name or generic prescription drug acquisition costs or to modify its activities to lessen the financial impact of such increased costs could have a significant adverse effect on its operating results.
The Company purchases a significant amount of prescription drugs from a limited number of wholesalers. The loss of any of these relationships could disrupt its business and adversely impact its revenues for one or more fiscal quarters.
The loss of any of these relationships, the failure by the suppliers to fulfill its purchase orders on a timely basis or at all, or a contractual dispute could significantly disrupt its business and adversely impact its revenues for one or more fiscal quarters. In the event of a contractual dispute, it could become involved in litigation, the outcome of which may be uncertain or difficult to predict and could result in its incurrence of substantial costs regardless of the outcome.

The Company’s business could also be harmed by any governmental enforcement actions, regulatory proceedings, inquiries and investigations, or similar actions, or similar private proceedings, that would alter how drug manufacturers promote or sell products and services.
The specialty pharmacy and pharmacy benefit managers, or PBM, industries are highly litigious and future litigation or other proceedings could subject the Company to significant monetary damages or penalties or require the Company to change its business practices, which could impair its reputation and result in a material adverse effect on its business.
The Company is subject to risks relating to litigation, enforcement actions, regulatory proceedings, government inquiries and investigations, and other similar actions in connection with its business operations. While the Company is currently not subject to any material litigation of this nature relating to its business operations, such litigation is not unusual in its industry. Further, while certain costs are covered by insurance, the Company may incur uninsured costs related to the defense of such proceedings that could be material to its financial performance. In addition, as a public company, any material decline in the market price of its common stock may expose it to purported class action lawsuits that, even if unsuccessful, could be costly to defend or indemnify (to the extent not covered by insurance) and a distraction to management. The results of legal proceedings are often uncertain and difficult to predict, and the Company could from time to time incur judgments, enter into settlements, materially change its business practices or technologies or revise its expectations regarding the outcome of certain matters. In addition, the costs incurred in litigation can be substantial, regardless of the outcome. If one or more of these proceedings or any future proceeding has an unfavorable outcome, the Company cannot provide any assurance it would not have a material adverse effect on its business and results of operations, including its ability to attract and retain clients as a result of any negative reputational impact of such an outcome.
The Company’s products, both hardware and software, are complex and require precision in design and manufacturing. Any errors in product performance could result in significant harm to its reputation and its business.
The development and production of new products with high technology content, such as the Company’s MedCenter Kiosk, is complicated and often involves problems with software, components and manufacturing methods. The Company’s products have contained and may continue to contain one or more undetected errors, defects or security vulnerabilities. Some errors in its products may only be discovered after a product has been installed and used by consumers. The Company suspects that errors, including potentially serious errors, may be found from time to time in its products. The Company’s MedCenter Kiosk may suffer degradation of performance and reliability over time. Furthermore, because it outsources the manufacturing of almost all of the key hardware components of its MedCenter Kiosk, the Company may also be subject to product performance problems as a result of the acts or omissions of these third parties.
If reliability, quality or other problems develop, a number of negative effects on the Company’s business could result, including:
•costs associated with fixing or replacing products;
•reduced orders from existing customers; and
•declining interest from potential customers.
Reduced access to payer networks would have significant impact to the Company’s business.
Access to payer networks which reimburse the Company’s pharmacy upon dispense is renewed on an annual basis. Any inability to renew in a network would exclude the Company from filling prescriptions for those Medicare patients and impact its ability to operate.
The Company has experienced significant growth, and if it is unable to manage its administrative and operational infrastructures in view of this growth, then it will suffer significant harm.
The Company will require further expansion of its infrastructure and headcount if it is to achieve planned expansion of its product offerings and planned increases in its customer base. Its growth has placed, and is expected to continue to place, a significant strain on its administrative and operational infrastructure. The Company’s ability to manage its operations and growth will require it to continue to refine its operational, financial and management controls, human resource policies, and reporting systems and procedures.
The Company may not be able to implement improvements to its management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. If it is unable to manage future expansion, its ability to provide high quality products and services could be harmed, which would damage its reputation and brand and substantially harm its business and results of operations.

The Company depends on access to clinics and needs to maintain good working relationships with the clinics in order to continue to grow its business.
The Company is dependent upon access to clinics to acquire customers and runs its MedCenter Kiosks at sites where treatment is rendered and prescriptions generated. The Company needs to continue to have access to clinics in order to acquire new customers to grow its business. It must maintain good working relationships with the managers of those clinics. In the event that the Company does not maintain those relationships it may lose access to clinics and that may have a material and adverse relationship on its ability to grow and will negatively impact its results of operations as a result.
The Company’s business results depend on its ability to successfully manage ongoing organizational change and business transformation and achieve cost savings and operating efficiency initiatives.
If the Company is unable to continually obtain productivity improvements, while continuing to invest in business growth, or if the volume and nature of change overwhelms available resources, its business operations and financial results could be materially and adversely impacted. Its ability to successfully manage and execute these initiatives and realize expected savings and benefits in the amounts and at the times anticipated is important to its business success. Any failure to do so, which could result from its inability to successfully execute organizational change and business transformation plans, changes in global or regional economic conditions, competition, changes in the industries in which it competes, unanticipated costs or charges, loss of key personnel and other factors described herein, could have a material adverse effect on its businesses, financial condition and results of operations.
The Company faces significant competition in attracting and retaining talented employees. Further, managing succession for, and retention of, key executives is critical to its success, and its failure to do so could adversely affect its businesses, operating results and/or future performance.
The Company’s ability to attract and retain qualified and experienced employees is essential to meet its current and future goals and objectives. There is no guarantee it will be able to attract and retain such employees or that competition among potential employers will not result in increased compensation and/or benefits costs. In addition, the Company’s success is highly dependent on the continued services of key members of our executive management team and others in key management positions. Any of the Company’s employees may terminate their employment with the Company at any time. If the Company loses one or more key employees, is unable to retain existing employees or attract additional employees, or it experiences an unexpected loss of leadership, then the Company may experience difficulties in competing effectively, developing its technologies, or implementing its business strategy, and, as a result, the Company could experience a material adverse effect on its businesses, operating results and/or future performance.
In addition, its failure to adequately plan for succession of senior management and other key management roles or the failure of key employees to successfully transition into new roles could have a material adverse effect on its businesses, operating results and/or future performance. The succession plans it has in place and its employment arrangements with certain key executives do not guarantee the services of these executives will continue to be available to it.
If the Company or the businesses it interacts with do not maintain the privacy and security of sensitive customer and business information, it could damage the Company’s reputation and the Company could suffer a loss of revenue, incur substantial additional costs and become subject to litigation and regulatory scrutiny.
The protection of customer, employee, and Company data is critical to the Company’s businesses. Cybersecurity and other information technology security risks, such as a significant breach of customer, employee, or company data, could create significant workflow disruption, attract a substantial amount of media attention, damage the Company’s customer relationships, reputation and brand, and result in lost sales, fines or lawsuits. Throughout the Company’s operations, it receives, retains and transmits certain personal information that its customers and others provide to purchase products or services, fill prescriptions, enroll in promotional programs, participate in its customer loyalty programs, register on the Company websites, or otherwise communicate and interact with the Company. In addition, aspects of its operations depend upon the secure transmission of confidential information over public networks. Like other global companies, the Company and businesses it interacts with have experienced threats to data and systems, including by perpetrators of random or targeted malicious cyber-attacks, computer viruses, worms, bot attacks or other destructive or disruptive software and attempts to misappropriate customer information, including credit card information, and cause system failures and disruptions. Any compromise of its data security systems or of those of businesses with whom it interacts, which results in confidential information being accessed, obtained, damaged or used by unauthorized or improper persons, could harm its reputation and expose it to regulatory actions, customer attrition, remediation expenses, and claims from customers, financial institutions, payment card associations and other persons, any of which could materially and adversely affect its business operations, financial condition and results of operations. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, it may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, a security breach could require that it expend substantial additional resources related to the security of information systems and disrupt its businesses.

The Company depends on and interacts with the information technology networks and systems of third-parties for many aspects of its business operations, including payers, strategic partners and cloud service providers. These third parties may have access to information it maintains about the Company or its operations, customers, employees and vendors, or operating systems that are critical to or can significantly impact its business operations. Like the Company, these third-parties are subject to risks imposed by data breaches and cyber-attacks and other events or actions that could damage, disrupt or close down their networks or systems. Any expansion of information technology outsourcing, including through arrangements with its strategic partners, may increase vulnerabilities and weaknesses relating to cybersecurity and data management. Security processes, protocols and standards that it has implemented and contractual provisions requiring security measures that it may have sought to impose on such third-parties may not be sufficient or effective at preventing such events, which could result in unauthorized access to, or disruptions or denials of access to, or misuse of, information or systems that are important to its business, including proprietary information, sensitive or confidential data, and other information about its operations, customers, employees and suppliers, including personal information.
The regulatory environment surrounding data security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements across businesses and geographic areas. The Company is required to comply with increasingly complex and changing data security and privacy regulations in the United States and in other jurisdictions in which it operates that regulate the collection, use and transfer of personal data, including the transfer of personal data between or among countries. In the United States, for example, HIPAA imposes extensive privacy and security requirements governing the transmission, use and disclosure of health information by covered entities in the health care industry, including health care providers such as pharmacies. In addition, the California Consumer Privacy Act, which went into effect on January 1, 2020, imposes stringent requirements on the use and treatment of “personal information” of California residents, which term is broadly defined to include, among other things, information that identifies, relates to, describes, is capable of being associated with, or could reasonably be linked to a consumer or household. Other U.S. states have enacted, or are proposing similar laws related to the protection of personal data. In addition, the U.S. federal government is considering federal privacy legislation. Outside the United States, many of its business units operate in countries with stringent data protection regulations, and these laws continue to change. For example, the European Union’s General Data Protection Regulation, which became effective in May 2018, greatly increased the jurisdictional reach of European Union data protection laws and added a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, and provides for greater penalties for noncompliance. Other countries have enacted or are considering enacting data localization laws that require certain data to stay within their borders. Complying with changing regulatory requirements requires the Company to incur substantial costs and may require changes to its business practices in certain jurisdictions, any of which could materially and adversely affect its business operations and operating results. It may also face audits or investigations by one or more domestic or foreign government agencies relating to its compliance with these regulations. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes. If the Company or those with whom it shares information fail to comply with these laws and regulations or experience a data security breach, its reputation could be damaged and it could be subject to additional litigation and regulatory risks, particularly to the extent the breach relates to sensitive data. The Company’s security measures may be undermined due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to its data systems and misappropriate business and personal information. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to its reputation and credibility, and potentially have a material adverse effect on its business operations, financial condition and results of operations.
The Company’s business success and operating results depend in part on effective information technology systems and on continuing to develop and implement improvements in technology. Pursuing multiple initiatives simultaneously could make this continued development and implementation significantly more challenging.
Many aspects of the Company’s operations are dependent on its information systems and the information collected, processed, stored, and handled by these systems. The Company relies heavily on its computer systems to manage its ordering, pricing, point-of-sale, pharmacy fulfillment, inventory replenishment, claims processing, customer loyalty and subscription programs, finance and other processes. Throughout the Company’s operations, it collects, processes, maintains, retains, evaluates, utilizes and distributes large amounts of confidential and sensitive data and information, including personally identifiable information and protected health information, that its customers, members and other constituents provide to purchase products or services, enroll in programs or services, register on its websites, interact with its personnel, or otherwise communicates with the Company. In addition, for these operations, the Company depends in part on the secure transmission of confidential information over public networks.
The Company has many different information and other technology systems supporting its businesses. Its businesses depend in large part on these systems to adequately price its products and services; accurately establish reserves, process claims and report operating results; and interact with providers, employer plan sponsors, customers, members, consumers and vendors in an efficient and uninterrupted fashion. In addition, recent trends toward greater consumer engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Certain of its technology systems, including software, are older, legacy systems that are less flexible, less efficient and require a significant ongoing commitment of capital and human resources to maintain, protect and enhance them and to integrate them with its other systems. The Company must re-engineer and reduce the number of these systems to meet changing consumer and vendor preferences and needs, improve its productivity and reduce its operating expenses. The Company also needs to develop or acquire new technology systems, contract with new vendors or modify certain of its existing systems to support the consumer-oriented and transformation products and services it is developing, operating and expanding and/or to meet current and developing industry and regulatory standards, including to keep pace with continuing changes in information processing technology and emerging cybersecurity risks and threats. If it fails to achieve these objectives, the Company’s ability to profitably grow its business and/or its operating results may be adversely affected.
In addition, information technology and other technology and process improvement projects frequently are long-term in nature and may take longer to complete and cost more than the Company expects and may not deliver the benefits it projects once they are complete. If the Company does not effectively and efficiently secure, manage, integrate and enhance its technology portfolio, including vendor sourced systems, it could, among other things, have problems determining health care and other benefit cost estimates and/or establishing appropriate pricing, meeting the needs of customers, consumers, providers, members and vendors, developing and expanding its consumer-oriented products and services or keeping pace with industry and regulatory standards, and its operating results may be adversely affected.
The Company could be adversely affected by product liability, product recall, personal injury or other health and safety issues.
The Company could be adversely impacted by the supply of defective or expired products, including the infiltration of counterfeit products into the supply chain, errors in re-labeling of products, product tampering, product recall and contamination or product mishandling issues. Errors in the dispensing and packaging of pharmaceuticals, including related counseling could lead to serious injury or death. Product liability or personal injury claims may be asserted against the Company with respect to any of the products or pharmaceuticals it sells or services it provides. For example, from time to time, the FDA issues statements alerting patients that products in the Company’s and other pharmacies supply chains may contain impurities or harmful substances, and claims relating to the sale or distribution of such products may be asserted against the Company or arise from these statements. Should a product or other liability issue arise, the coverage limits under its insurance programs and third-party indemnification amounts available to it may not be adequate to protect the Company against claims and judgments. The Company also may not be able to maintain this insurance on acceptable terms in the future.
Changes in economic conditions could adversely affect consumer buying practices.
The Company’s performance has been, and may continue to be, adversely impacted by changes in global, national, regional or local economic conditions and consumer confidence. These conditions can also adversely affect its key vendors and customers. External factors that affect consumer confidence and over which the Company exercises no influence include the impact of COVID-19 and any future pandemics, unemployment rates, inflation, levels of personal disposable income, levels of taxes and interest and global, national, regional or local economic conditions, as well as acts of war or terrorism. Changes in economic conditions and consumer confidence could adversely affect consumer preferences, purchasing power and spending patterns, which could lead to a decrease in overall consumer spending as well as in prescription drug and health services utilization and which could be exacerbated by the increasing prevalence of high-deductible health insurance plans and related plan design changes.
The Company could be adversely impacted by changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters.
Generally Accepted Accounting Principles, or GAAP, and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to the Company’s businesses, including, but not limited to, revenue recognition, asset impairment, impairment of goodwill and other intangible assets, inventories, equity method investments, vendor rebates and other vendor consideration, lease obligations, self-insurance liabilities, pension and postretirement benefits, tax matters, unclaimed property laws and litigation and other contingent liabilities are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change the Company’s reported or expected financial performance or financial condition. For example, changes in accounting standards and the application of existing accounting standards particularly related to the measurement of fair value as compared to carrying value for the Company’s reporting units, including goodwill, intangible assets and investments in equity interests, may have an adverse effect on the Company’s financial condition and results of operations. Factors that could lead to impairment of goodwill and intangible assets include significant adverse changes in the business climate and declines in the financial condition of a reporting unit. Factors that could lead to impairment of investments in equity interests of the companies in which the Company invested include a prolonged period of decline in their operating performance or adverse changes in the economic, regulatory and legal environments of the countries in which they operate.
New accounting guidance also may require changes to the Company’s processes, accounting systems and internal controls that could increase its operating costs and/or significantly change its financial statements. For example, in February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases. This ASU, which became effective for the Company in fiscal years beginning after December 15, 2019 (fiscal year 2020), and for interim periods beginning after December 15, 2020, seeks to increase the transparency and comparability of organizations by recognizing operating lease assets and operating lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The adoption approach for these accounting standards affect the comparability of the Company’s consolidated financial statements. Implementing new accounting guidance may require the Company to make significant changes to and investments in its accounting systems and processes, which could result in significant adverse changes to its financial statements.
The Company may be required to pay significant penalties if it is not able to fulfill all of its registration requirements under an outstanding registration rights agreement.
The Company has registration rights obligations with respect to shares of Common Stock held by legacy MedAvail stockholders. Pursuant to these obligations, the Company will be required to file a registration statement within a certain time period following the closing of the Business Combination and then have the registration statement declared effective within a certain time period thereafter and to maintain the effectiveness of such registration statement. The failure to do so could result in the payment of liquidated damage by the Company, which could be as much as approximately $150,000 per month until the certain registration statement is declared effective. There can be no assurance that the Company will not incur damages with respect to such agreement.
•Risks Related to Insurance and Payments and Pricing and Reimbursement Plans
Significant and increasing pressure from third-party payers to limit reimbursements could materially and adversely impacts the Company’s profitability, results of operations and financial condition.
The continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit managers, or PBMs, government programs (such as Medicare, Medicaid and other federal and state funded programs), and other third-party payers to limit pharmacy reimbursements, as well as litigation and other legal proceedings or governmental regulation related to how drugs are priced, may adversely impact its profitability. While manufacturers have increased the price of drugs, payers have generally decreased reimbursement rates as a percentage of drug cost.
Pharmacy Benefit Managers:
The Company derives a significant portion of its sales from prescription drug sales reimbursed through prescription drug plans administered by a limited number of PBM companies and health plans. PBM companies typically administer multiple prescription drug plans that expire at various times and provide for varying reimbursement rates, and often limit coverage to specific drug products on an approved list, known as a formulary, which might not include all of the approved drugs for a particular indication. Reimbursements received from PBMs are determined pursuant to agreements. Should PBMs seek to negotiate reduced reimbursement rates or to adjust reimbursement rates downward, or change products covered under their formulary, this could negatively impact the Company’s profitability. In addition, PBMs may not be willing to accept or otherwise restrict the Company’s participation in networks of pharmacy providers to comply with PBM demands. The Company may elect not to continue or enter into participation in a pharmacy provider network if reimbursements are too low. Should it exit a pharmacy provider network and later resume participation, it may not achieve the same level of business and clients or the PBMs may not choose to include it again in the pharmacy network for their plans. In such events, it may incur increased marketing and other costs to offset these client losses through other strategic initiatives. As a result, it may lose sales, and if it is unable to replace any such lost sales, its operating results could be materially and adversely affected.
Medicare and Medicaid:
Reimbursement from government programs is subject to a myriad of requirements, including but not limited to statutory and regulatory, administrative rulings, interpretations, retroactive payment adjustments, governmental funding restrictions, and changes to, or introduction of, legislation, all of which may materially affect the amount and timing of reimbursement payments to the Company. These changes may reduce its revenue and profitability on services provided to Medicare and Medicaid patients and increase its working capital requirements.
The utilization of Medicare Part D by cash and state Medicaid customers, with established pharmacy network payments based on actual acquisition cost, has resulted in increased utilization and decreased pharmacy gross margin rates. In addition, changes to Medicare Part D, such as the elimination of the tax deductibility of the retiree drug subsidy payment received by sponsors of retiree drug plans, could result in the Company’s PBM clients deciding to discontinue providing prescription drug benefits to their Medicare-eligible members. To the extent this occurs, the adverse effects of increasing customer migration into Medicare Part D may outweigh the benefits the Company realize from the growth of its Medicare Part D business.
Given the significant competition in the industry, the Company has limited bargaining power to counter payer demands for reduced reimbursement rates. If the Company is unable to negotiate for acceptable reimbursement rates or replace unfavorable contracts with new business on acceptable terms, its revenues and business could be adversely affected. Should it experience a loss of sales as a result of reduced reimbursement rates and be unable to appropriately adjust staffing levels in a timely and efficient manner, this may negatively impact its financial condition or results of operations.
There have been multiple executive, congressional and judicial attempts to modify or repeal the ACA. The Company cannot predict the success or effect any modification or repeal and any subsequent legislation would have on reimbursement levels. Furthermore, a third-party payer may not be able to pay timely, or may delay payment of, amounts owed to it due to budgetary constraints or deterioration of financial condition. Recent or future changes in prescription drug reimbursement policies and practices may materially and adversely affect its results of operations.
The amount of DIR fees charged by PBMs, as well as the timing of assessing such fees and the methodology in calculating such fees, may have a material adverse impact on the Company’s financial performance and, to the extent such fees are material, may limit its ability to provide accurate financial guidance for future periods.
Some PBMs charge certain direct and indirect remuneration, or DIR, fees, often calculated and charged several months after adjudication of a claim, which adversely impacts its profitability. DIR fees is a term used by The Centers for Medicare & Medicaid Services, or CMS, to address price concessions that ultimately may impact the prescription drug reimbursement of Medicare Part D plans, but are not captured at the point of sale. Further, the timing of assessments, changes in the manner in which DIR fees are assessed and methodology in computing DIR fees may materially impact the company’s ability to provide accurate financial guidance to investors and analysts, and may result in a future change in the estimated DIR fees it has recognized. In addition, as reimbursement pressure increases throughout the industry and as the Company’s business grows, the amount of DIR fees assessed is expected to increase, which could have an adverse impact on its revenues and results of operations.
Shifts in pharmacy mix toward lower margin drugs could negatively impact the Company’s financial condition.
A shift in the mix of pharmacy prescription volume towards lower margin drugs could negatively impact its financial condition. If its prescription volume shifts towards lower margin drugs or drugs with lower reimbursement rates and the Company is not able to generate additional prescription volume or other business that is sufficient to offset the impact of lower margin or reimbursement rates decline from current levels in future years, its financial condition could be materially and adversely affected.
Industry pricing benchmarks may change, negatively impacting the revenue the Company derives from product sales.
It is possible that the pharmaceutical industry or regulators may evaluate and/or develop an alternative pricing reference to replace average wholesale price, or AWP, which is the pricing reference used for many pharmaceutical purchase agreements, retail network contracts, specialty payer agreements and other contracts with third party payers in connection with the reimbursement of specialty drug payments. Future changes to the use of AWP or to other published pricing benchmarks used to establish pharmaceutical pricing, including changes in the basis for calculating reimbursement by federal and state health programs and/or other payers, could negatively impact its pricing arrangements. The effect of these possible changes on its business cannot be predicted at this time.
Programs funded in whole or in part by the U.S. federal government account for a significant portion of the Company’s revenues, and it expects that percentage to increase over time.
Programs funded in whole or in part by the U.S. federal government account for a significant portion of its revenues, and the Company expects that percentage to increase. As its government funded businesses grow, its exposure to changes in federal and state government policy with respect to and/or regulation of the various government funded programs in which it participates also increases.
The Company’s revenues from government funded programs are dependent on annual funding by the federal government and/or applicable state or local governments. Funding for these programs is dependent on many factors outside its control, including general economic conditions, continuing government efforts to contain health care costs and budgetary constraints at the federal or applicable state or local level and general political issues and priorities.
An extended federal government shutdown or a delay by Congress in raising the federal government’s debt ceiling also could lead to a delay, reduction, suspension or cancellation of federal government spending and a significant increase in interest rates that could, in turn, have a material adverse effect on the value of the Company’s investment portfolio, its ability to access the capital markets and its businesses, operating results, cash flows and liquidity.
The Company could be adversely affected by a decrease in the introduction of new brand name and generic prescription drugs as well as increases in the cost to procure prescription drugs.
The profitability of the Company’s pharmacy businesses depends upon the utilization of prescription drugs. Utilization trends are affected by, among other factors, the introduction of new and successful prescription drugs as well as lower-priced generic alternatives to existing brand name drugs. Inflation in the price of drugs also can adversely affect utilization, particularly given the increased prevalence of high-deductible health insurance plans and related plan design changes. New brand name drugs can result in increased drug utilization and associated sales, while the introduction of lower priced generic alternatives typically results in relatively lower sales, but relatively higher gross profit margins. Accordingly, a decrease in the number or magnitude of significant new brand name drugs or generics successfully introduced, delays in their introduction, or a decrease in the utilization of previously introduced prescription drugs, could materially and adversely affect its results of operations.
In addition, if it experiences an increase in the amounts it pays to procure pharmaceutical drugs, including generic drugs, it could have a material adverse effect on its results of operations. The Company’s gross profit margins would be adversely affected to the extent it is not able to offset such cost increases. Any failure to fully offset any such increased prices and costs or to modify its activities to mitigate the impact could have a material adverse effect on its results of operations. Additionally, any future changes in drug prices could be significantly different than its expectations.
Risks Related to the Company’s Industry
The industries in which the Company operates are highly competitive and constantly evolving. New entrants to the market, existing competitor actions or other changes in market dynamics could adversely impact it.
The market for retail medication pharmacy is highly competitive and rapidly evolving. The market is subject to changing technology trends, shifting customer needs and expectations and frequent introduction of new products. The Company expects competition to persist and intensify in the future as the market for retail pharmacy grows and new and existing competitors devote considerable resources to introducing and enhancing products and services. It faces competition from several of the world’s largest providers that provide alternatives, including Genoa, which was acquired by OptumRx, as well as major chains such as Walgreens, CVS, Walmart and Rite Aid.
The Company’s current and potential competitors may have significantly greater financial, technical, marketing and other resources than it does and may be able to devote greater resources to the development, promotion, sale and support of their products. In addition, many of its competitors have more extensive customer relationships than it does, and, therefore, its competitors may be in a stronger position to respond quickly to new technologies and may be able to market or sell their products more effectively. Moreover, further consolidation in the retail pharmacy market could adversely affect its customer relationships and competitive position. The Company’s services may not continue to compete favorably. It may not be successful in the face of increasing competition from new products and services introduced by existing competitors or new companies entering the markets in which it operates.
The level of competition in the retail pharmacy industry is high. Changes in market dynamics or actions of competitors or manufacturers, including industry consolidation and the emergence of new competitors and strategic alliances, could materially and adversely impact the Company. Disruptive innovation, or the perception of potentially disruptive innovation, by existing or new competitors could alter the competitive landscape in the future and require it to accurately identify and assess such changes and if required make timely and effective changes to its strategies and business model to compete effectively. The Company faces intense competition including other drugstore and pharmacy chains, independent drugstores and pharmacies, mail-order pharmacies and various other retailers such as grocery stores, convenience stores, mass merchants, online and omni-channel pharmacies and retailers, warehouse clubs, dollar stores and other discount merchandisers, some of which are aggressively expanding in markets it serves. Competition may also come from other sources in the future.
The Company also could be adversely affected if it fails to identify or effectively respond to changes in market dynamics. As technology, consumer behavior, omni-channel and differential retail models, and market conditions continue to evolve in the United States, it is important that it maintains the relevance of its brand and product and service offerings to customers and patients.
Consolidation in the healthcare industry could materially adversely affect its business, financial condition and results of operations.
Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with significant market power, and it expects such trend to continue. For example, in November 2018 CVS acquired Aetna and in December 2018 Cigna acquired Express Scripts. As provider networks and managed care organizations consolidate, thereby decreasing the number of market participants, competition to provide products and services like ours will become more intense, and the importance of establishing relationships with key industry participants will become greater. In addition, industry participants may try to use their increased market power to negotiate price reductions for the Company’s products and services. The Company expects that market demand, government regulation, third party reimbursement policies and societal pressures will continue to cause the healthcare industry to evolve, potentially resulting in further business consolidations and alliances among the industry participants with whom it engages. If the Company is forced to reduce prices as a result of either an imbalance of market power or decreased demand for its products, revenue would be reduced, and it could become significantly less profitable.

Each of the Company’s segments operates in a highly competitive and evolving business environment; and gross margins in the industries in which it competes may decline.
The Company operates in a highly competitive and evolving business environment. Specifically:
•As competition increases in the geographies in which it operates, including competition from new entrants, a significant increase in price compression and/or reimbursement pressures could occur, and this could require it to reevaluate its pricing structures to remain competitive.
•Its success is dependent on its ability to establish and maintain contractual relationships with network pharmacies as PBM clients evaluate adopting narrow or restricted retail pharmacy networks.
•Its competitive advantage is dependent on its ability to establish and maintain contractual relationships with PBMs and other payors on acceptable terms as the payors’ clients evaluate adopting narrow or restricted retail pharmacy networks.
In addition, competitors in each of its businesses may offer services and pricing terms that it may not be willing or able to offer. Competition also may come from new entrants and other sources in the future. Unless it can demonstrate enhanced value to its clients through innovative product and service offerings in the rapidly changing health care industry, it may be unable to remain competitive.
Disruptive innovation by existing or new competitors could alter the competitive landscape in the future and require it to accurately identify and assess such alterations and make timely and effective changes to its strategies and business model to compete effectively. Consumers also are increasingly seeking to access consumer goods and health care products and services locally and through other direct channels such as mobile devices and websites. To compete effectively in the consumer-driven marketplace, it will be required to develop or acquire new capabilities, attract new talent and develop new service and distribution relationships that respond to consumer needs and preferences.
Changes in marketplace dynamics or the actions of competitors or manufacturers, including industry consolidation, the emergence of new competitors and strategic alliances, and decisions to exclude it from new restricted retail pharmacy networks could materially and adversely affect its businesses, operating results, cash flows and/or prospects.
The Company’s results of operations are subject to the risks and uncertainties of fluctuations in pharmaceutical prices.
The Company’s revenue and gross profit are subject to fluctuation based upon the timing and extent of manufacturer price increases. If the frequency or rate of pharmaceutical price increases slows, its results of operations could be adversely affected. In addition, its profitability is impacted by the utilization of prescription drugs. If utilization declines due to inflation in the price of drugs, particularly given the increased usage of high-deductible health insurance plans, its profitability could be adversely affected. Its gross profits are also subject to price deflation. If pharmaceutical price deflation occurs, its results of operations could be adversely affected.
Furthermore, increases in the amounts the Company pays to procure pharmaceutical drugs, including generic drugs, could have material adverse effects on its results of operations. If it fails to offset such cost increases or modify its activities to reduce the impact, its results of operations could be materially adversely affected. The Company’s expectations could be materially different than, and any future change in drug prices could be significantly different from, its expectations.
Legal Risks
The Company could be subject to securities class action litigation.
In the past, securities class action litigation has often been brought against public companies in connection with business combinations and merger transactions, alleging that the directors breached their fiduciary duties in connection with such transactions. Following MYOS’s and MedAvail’s announcement of the execution of the Merger Agreement on June 30, 2020, MYOS received separate litigation demands from purported MYOS stockholders on September 16, 2020 and October 20, 2020, respectively seeking certain additional disclosures in the Form S-4 Registration Statement filed with the Securities and Exchange Commission on September 2, 2020, collectively, the Demands. Thereafter, on September 23, 2020, a complaint regarding the transactions contemplated within the Merger Agreement was filed in the Supreme Court of the State of New York, County of New York, captioned Faasse v. MYOS RENS Technology Inc., et. al., Index No.: 654644/2020 (NY Supreme Ct., NY Cnty., September 23, 2020), or the New York Complaint. On October 12, 2020, a second complaint regarding the transactions was filed in the District Court of Nevada, Clark County Nevada, captioned Vigil v. Mannello, et. al., Case No. A-20-822848-C, or the Nevada Complaint, and together with the New York Complaint, the Complaints, and collectively with the Demands, the Litigation.
The Demands and the Complaints that comprise the Litigation generally alleged that the directors of MYOS breached their fiduciary duties by entering into the Merger Agreement, and MYOS and MedAvail disseminated an incomplete and misleading Form S-4 Registration Statement. The New York Complaint also alleged MedAvail aided and abetted such breach of fiduciary duties.

MYOS and MedAvail believe that the claims asserted in the Litigation are without merit, and believe that the Form S-4 Registration Statement disclosed all material information concerning the Merger and no supplemental disclosure is required under applicable law. However, in order to avoid the risk of the Litigation delaying or adversely affecting the Merger and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, MYOS determined to voluntarily supplement the Form S-4 Registration Statement as described in the Current Report on Form 8-K on November 2, 2020. Subsequently, the Nevada Complaint and the New York Complaint were voluntarily dismissed. The remainder of the Litigation remains outstanding. MYOS and MedAvail specifically deny all allegations in the Litigation and/or that any additional disclosure was or is required.
The outcome of the Litigation is uncertain. If the Litigation remains unresolved or the Company is required to defend or settle any Litigation, this could result in significant costs to the Company, including costs associated with the indemnification of the Company’s directors and officers, other damages or settlement amounts, and other significant defense costs. Such payments could adversely affect our operations. Other plaintiffs may also file lawsuits against the Company and/or directors and officers thereof in connection with the Merger, resulting in substantial costs to the Company and requiring the Company and its directors and officers to defend against multiple lawsuits potentially filed in different jurisdictions and divert management’s attention and resources. This could adversely affect the operation of the Company’s business or otherwise adversely affect the Company’s business, financial condition, results of operations and cash flows.
We maintain liability insurance; however, if any costs or expenses associated with the Litigation or any other litigation exceed our insurance coverage, and we may be forced to bear some or all of these costs and expenses directly, which could be substantial.
The Company is exposed to risks related to litigation and other legal proceedings.
The Company operates in a highly regulated and litigious environment. It may become involved in legal proceedings, including litigation, arbitration and other claims, and investigations, inspections, audits, claims, inquiries and similar actions by pharmacy, healthcare, tax and other governmental authorities.
Legal proceedings, in general, and securities, derivative action and class action and multi-district litigation, in particular, can be expensive and disruptive. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years.
Like other companies in the retail pharmacy, the Company is subject to extensive regulation by national, state and local government agencies in the United States and other countries in which it may operate. There continues to be a heightened level of review and/or audit by regulatory authorities of, and increased litigation regarding, the Company’s and the rest of the health care and related industry’s business, compliance and reporting practices. As a result, the Company regularly is the subject of government actions of the types described above. In addition, under the qui tam or “whistleblower” provisions of the federal and various state false claims acts, persons may bring lawsuits alleging that a violation of the federal anti-kickback statute or similar laws has resulted in the submission of “false” claims to federal and/or state healthcare programs, including Medicare and Medicaid. After a private party has filed a qui tam action, the government must investigate the private party's claim and determine whether to intervene in and take control over the litigation. These actions may remain under seal while the government makes this determination.
The Company cannot predict with certainty the outcomes of any legal proceedings and other contingencies, and the costs incurred in litigation can be substantial, regardless of the outcome. Substantial unanticipated verdicts, fines and rulings do sometimes occur. As a result, it could from time to time incur judgments, enter into settlements or revise its expectations regarding the outcome of certain matters, and such developments could harm its reputation and have a material adverse effect on its results of operations in the period in which the amounts are accrued and/or its cash flows in the period in which the amounts are paid. In addition, as a result of governmental investigations or proceedings, the Company may be subject to damages, civil or criminal fines or penalties, or other sanctions, including the possible suspension or loss of licensure and/or suspension or exclusion from participation in government programs. The outcome of some of these legal proceedings and other contingencies could require it to take, or refrain from taking, actions which could negatively affect its operations. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources.
Risks Related to Government Regulation
If the Company fails to comply with applicable laws and regulations, many of which are highly complex, it could be subject to significant adverse regulatory actions or suffer brand and reputational harm.
The Company is subject to extensive regulation and oversight by state, federal and international governmental authorities. See “Business - Government Regulation.” The laws and regulations governing its operations and interpretations of those laws and regulations are increasing in number and complexity, change frequently and can be inconsistent or conflict with one another. In general, these laws and regulations are designed to benefit and protect customers, members and providers rather than the Company or its investors. In addition, the governmental authorities that regulate its businesses have broad latitude to make, interpret and enforce the laws and regulations that govern it and continue to interpret and enforce those laws and regulations more strictly and more aggressively each year. It also must follow various restrictions on certain of its businesses and the payment of dividends by certain of its subsidiaries put in place by certain state regulators.
In addition, during the past several years, the United States health care industry has been subject to an increase in governmental regulation and enforcement activity at both the federal and state levels. Further, uncertainties exist regarding the application of many of these legal requirements to our business. In addition, it is possible that certain provisions of the current health care reform legislation may be modified, repealed or otherwise invalidated. Changes in these laws and regulations and the related interpretations and enforcement practices may require extensive system and operating changes that may be difficult to implement. Untimely compliance or noncompliance with applicable laws and regulations could adversely affect the continued operation of our business, including, but not limited to: imposition of civil or criminal penalties; significant fines or monetary penalties; suspension or disgorgement of payments from government programs; loss of required government certifications or approvals; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; or loss of registrations or licensure. The regulations to which we are subject include, but are not limited to: the laws and regulations described in the Government Regulation section; accounting standards; financial disclosure; securities laws and regulations; federal anti-trust laws; tax laws and regulations and their possible reform; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous materials and wastes; and laws and regulations of the FTC, the FCC, and the Consumer Product Safety Commission, as well as state regulatory authorities, governing the sale, advertisement and promotion of products that we sell, such as Boards of Pharmacy. The FDA, DEA and various states regulate the distribution of pharmaceuticals and controlled substances. We are required to hold valid DEA, if we distribute controlled substances in the future, and state-level registrations and licenses, meet various security and operating standards and comply with the federal and various states’ controlled substances acts and their accompanying regulations governing the sale, marketing, packaging, holding and distribution of controlled substances. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to suspend our registrations and licenses, seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. In addition, our business interests outside of the United States are subject to the Foreign Corrupt Practices Act and other applicable domestic and international laws and regulations. We are also subject to the terms of various government agreements and mandates, including those described in the Government Regulation section. In that regard, our business, financial position and results of operations could be adversely affected by existing and new government legislative, regulatory action and enforcement activity, including, without limitation, any one or more of the following:
•the clinical quality, patient safety and other risks inherent in the dispensing, packaging and distribution of drugs and other health care products and services, including claims related to purported dispensing and other operational errors, and its failure to adhere to the laws and regulations applicable to the dispensing of drugs could subject it to civil and criminal penalties;
•federal and state anti-kickback and other laws that govern its relationship with drug manufacturers, customers and consumers;
•federal and state laws and regulations concerning the submission of claims for reimbursement by Medicare, Medicaid and other government programs;
•federal and state laws and regulations governing the purchase, distribution, tracking, management, compounding, dispensing and reimbursement of prescription drugs and related services, and applicable registration or licensing requirements;
•heightened enforcement of controlled substances regulations, if applicable;
•rules and regulations issued pursuant to HIPAA and the HITECH Act; and other federal and state laws affecting the collection, use, disclosure and transmission of health or other personal information, such as federal laws on information privacy precipitated by concerns about information collection through the Internet, state security breach laws and state laws limiting the use and disclosure of prescriber information;
•health care fraud and abuse laws regulations;
•consumer protection laws affecting our health care services, our loyalty programs, our drug discount card programs, the products we sell, the informational calls we make and/or the marketing of our goods and services;
•federal, state and local environmental, health and safety laws and regulations applicable to our business, including the management of hazardous substances, storage and transportation of hazardous materials, and various recordkeeping disclosure and procedure requirements promulgated by the Occupational Safety and Health Administration that may apply to our operations;
•health care reform, managed care reform and plan design legislation;
•laws against the corporate practice of medicine;

•FDA regulation affecting the pharmacy industry;
•government regulation of the development, administration, review and updating of formularies and drug lists including requirements and/or limitations around formulary tiering and patient cost sharing;
•state laws and regulations related to increased oversight of pharmacy activities, including laws related to reimbursement for generics and pharmacy audits;
•drug pricing legislation, including “most favored nation” pricing;
•federal and state laws and regulations establishing or changing prompt payment requirements for payments to retail pharmacies;
•impact of network access legislation or regulations, including “any willing provider” laws, on our ability to manage pharmacy networks;
•ERISA and related regulations;
•administration of Medicare Part D, including legislative changes and/or CMS rulemaking and interpretation;
•Medicare and Medicaid regulations applicable to our business;
•insurance licensing and other insurance regulatory requirements applicable to offering Medicare Part D programs and services or other health care services; and
•direct regulation of pharmacies or PBMs by regulatory and quasi-regulatory bodies.
The scope of the practices and activities that are prohibited by federal and state false claims acts is uncertain and may be the subject of pending or future litigation. Claims under federal and state false claims acts can be brought by the government or by private individuals on behalf of the government through a qui tam or “whistleblower” suit. If the Company is convicted of fraud or other criminal conduct in the performance of a government program or if there is an adverse decision against it under the federal False Claims Act, it may be temporarily or permanently suspended from participating in government health care programs, including Medicare Advantage, Medicare Part D, Medicaid, dual eligible and dual eligible special needs plan programs, and it also may be required to pay significant fines and/or other monetary penalties. Whistleblower suits have resulted in significant settlements between governmental agencies and health care companies. The significant incentives and protections provided to whistleblowers under applicable law increase the risk of whistleblower suits.
If the Company fails to comply with laws and regulations that apply to government programs, it could be subject to criminal fines, civil penalties, premium refunds, prohibitions on marketing or active or passive enrollment of members, corrective actions, termination of its contracts or other sanctions which could have a material adverse effect on its ability to participate in Medicare Advantage, Medicare Part D, Medicaid, dual eligible, dual eligible special needs plan and other programs and on its operating results, cash flows and financial condition.
The Company’s businesses, profitability and growth also may be adversely affected by (i) judicial and regulatory decisions that change and/or expand the interpretations of existing statutes and regulations, impose medical or bad faith liability, or (ii) other legislation and regulations.
Pharmacies and pharmacists must obtain federal and state licenses to operate, distribute and dispense pharmaceuticals and controlled substances. If it is unable to obtain and maintain its licenses, meet certain security and operating standards or comply with acts and regulations covering among other things, the sale, distribution and dispensing of controlled substances, or if states place burdensome restrictions or limitations on non-resident pharmacies, this could limit or affect its ability to operate in some states. In addition, each state has different laws passed by state legislatures and rules approved by state pharmacy boards governing the operation, distribution and dispensing of pharmaceuticals and there is no universal federal or international regulation. This lack of uniform laws and rules makes the costs of compliance significant and makes a violation of state laws and rules by the Company more likely. Furthermore, the laws and rules relating to pharmacy technology are relatively new and evolving further adding to the cost of compliance and increasing the Company’s risk of noncompliance. Federal and state regulatory authorities have broad enforcement powers, and are able to revoke licenses, seize or recall products and impose significant criminal, civil and administrative fines and sanctions for violations of such laws and regulations, any of which could have a material and adverse effect on our ability to do business.
Changes in healthcare regulatory environments may adversely affect the Company’s businesses.
Political, economic and regulatory influences are subjecting the healthcare industry to significant changes that could adversely affect its results of operations. In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. These changes include an increased reliance on managed care; cuts in certain Medicare and Medicaid funding in the United States and the funding of governmental payers in foreign jurisdictions; consolidation of competitors, suppliers and other market participants; and the development of large, sophisticated purchasing groups. The Company expects the healthcare industry to continue to change significantly in the future. Some of these potential changes, such as a reduction in governmental funding for certain healthcare services or adverse changes in legislation or regulations governing prescription drug pricing, healthcare services or mandated benefits, may cause customers to reduce the amount of its products and services they purchase or the price they are willing to pay for its products and services. The Company expects continued governmental and private payer pressure to reduce pharmaceutical pricing. Changes in pharmaceutical manufacturers’ pricing or distribution policies could also significantly reduce its profitability.
In the United States, electoral results and changes in political leadership have generated uncertainty with respect to, and could result in, significant changes in legislation, regulation and government policy that could significantly impact its businesses and the health care and retail industries. There have been multiple attempts to repeal, modify or otherwise invalidate all, or certain provisions of the ACA, which was enacted in 2010 to provide health insurance coverage to millions of previously uninsured Americans through a combination of insurance market reforms, an expansion of Medicaid, subsidies and health insurance mandates. The ACA and related healthcare reform laws, regulations and initiatives have significantly increased regulation of managed care plans and decreased reimbursement to Medicare managed care. The Company cannot predict whether current or future efforts to modify these laws and/or adopt new healthcare legislation will be successful, nor can it predict the impact that such a development would have on its business and operating results. Future legislation or rulemaking or other regulatory actions or developments under the ACA or otherwise could adversely impact the number of Americans with health insurance and, consequently, prescription drug coverage, increase regulation of pharmacy services, result in changes to pharmacy reimbursement rates, and otherwise change the way it does business. The Company cannot predict the timing or impact of any future legislative, rulemaking or other regulatory actions, but any such actions could have a material adverse impact on its results of operations.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2021, unless additional congressional action is taken. Congress recently introduced a bill to extend the moratorium on the 2% Medicare sequester cuts through the end of 2021. We are continuing to monitor the status of this bill. Moreover, there has recently been heightened governmental scrutiny over the manner in which pharmaceutical manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to drug pricing, to reform government program reimbursement methodologies for pharmaceutical products, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference to pricing systems and publication of discounts and list prices, which may adversely affect the Company’s revenue and financial condition.
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In 2020, under the Trump administration, the U.S. Department of Health and Human Services (HHS) and CMS issued various rules in November and December of 2020 that were expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, importation of certain prescription drugs from Canada, manufacturer price reporting requirements under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules. In January 2021, the Biden administration issued a “regulatory freeze” memorandum that directs department and agency heads to review new or pending rules of the prior administration. It is unclear whether these new regulations will be withdrawn or when they will become fully effective under the current administration. The impact of these lawsuits as well as legislative, executive, and administrative actions of the current administration on us and the pharmaceutical industry as a whole is unclear. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Depending on the details of further executive, legislative and administrative actions, these measures as well as other proposals could have significant impacts for drug manufacturers, pharmacies, and providers, which may significantly and adversely affect the business of the Company’s customers as well as its ability to generate revenue and achieve profitability.
The Company must comply with a variety of existing and future laws and regulations that could impose substantial costs on it and may adversely affect its business.
The scope of foreign investments in U.S. businesses was recently expanded by the Foreign Investment Risk Review Modernization Act of 2018, or FIRRMA, to include certain non-passive, non-controlling investments (including certain investments in entities that hold or process personal information about U.S. nationals) and transactions structured or intended to evade or circumvent the jurisdiction of the Committee on Foreign Investment in the United States, or CFIUS, and any transaction resulting in a “change in the rights” of a foreign person in a U.S. business if that change could result in either control of the business or a covered non-controlling investment.
CFIUS could intervene in the Company’s previously completed fundraising rounds and require it to modify or amend the terms of those transactions, or terminate or unwind all or part of the transactions, if CFIUS determines that it is necessary to address U.S. national security concerns, without regard to whether the transaction was completed and operated in accordance with applicable law.
If relations between China and the U.S. deteriorate, the Company may be materially and adversely affected.
Doing business internationally creates financial risks for the Company’s business. International operations entail a variety of other risks, including restrictions on foreign investors in the Company, enhanced oversight by CFIUS, and substantial restrictions on, and scrutiny of, foreign investment – especially Chinese investment. The relationship between China and the U.S. is subject to periodic tension. Relations may also be compromised if the U.S pressures the PRC government regarding its monetary, economic, or social policies. Changes in political conditions in China and changes in the state of China-U.S. relations are difficult to predict and could adversely affect the operations or financial condition of the Company. Furthermore, CFIUS has continued to apply a more stringent review of certain foreign investment in U.S. companies, including investment by Chinese entities. The Company cannot predict what effect any changes in China-U.S. relations may have on its ability to access capital or effectively support the Company.
Risks Related to the Company’s Relationships with Manufacturers, Providers, Suppliers and Vendors
Both the Company and its vendors’ operations are subject to a variety of business continuity hazards and risks, any of which could interrupt its operations or otherwise adversely affect its performance and operating results.
The Company and its vendors are subject to business continuity hazards and other risks, including natural disasters, utility and other mechanical failures, acts of war or terrorism, disruption of communications, data security and preservation, disruption of supply or distribution, safety regulation and labor difficulties. The occurrence of any of these or other events to the Company or its vendors might disrupt or shut down its operations or otherwise adversely affect its operations. It also may be subject to certain liability claims in the event of an injury or loss of life, or damage to property, resulting from such events. Although it has developed procedures for crisis management and disaster recovery and business continuity plans and maintain insurance policies that it believes are customary and adequate for its size and industry, its insurance policies include limits and exclusions and, as a result, its coverage may be insufficient to protect against all potential hazards and risks incident to its businesses. In addition, the Company’s crisis management and disaster recovery procedures and business continuity plans may not be effective. Should any such hazards or risks occur, or should its insurance coverage be inadequate or unavailable, its businesses, operating results, cash flows and financial condition could be adversely affected.
The Company outsources the manufacturing of its MedCenter Kiosks to a third party.
The Company relies on a single third party manufacturer to make its MedCenter Kiosks. The Company’s former manufacturer is no longer manufacturing the MedCenter Kiosks for the Company and the Company recently signed a new manufacturing and supply agreement with Kitron Technologies. There are risks associated with Kitron Technologies’s ability to qualify and ramp a new manufacturing line. As a result, additional MedCenter Kiosks may be delayed or stalled pending the qualification and ramping up of the new manufacturing line. Currently, the Company anticipates the new units manufactured by Kitron Technologies to be available in early Q2 2021.
Risks Related to the Company’s Intellectual Property
If the Company is unable to protect its intellectual property, it will suffer substantial harm.
The Company’s success depends upon the protection of its software and hardware designs and other proprietary technology. The Company relies on a combination of patent, copyright, trademark and trade secret laws, and confidentiality provisions in agreements with employees, contract manufacturers, consultants, customers and other third parties, to protect its intellectual property rights. Other parties may not comply with the terms of their agreements with us, and the Company may not be able to enforce its rights adequately against these parties. In addition, unauthorized parties may attempt to copy or otherwise obtain and use its products or technology. Monitoring unauthorized use of its products is difficult, and the Company cannot be certain that the steps the Company has taken will prevent unauthorized use of its technology. If competitors are able to use the Company’s technology, its ability to compete effectively could be harmed. For example, if a competitor were to gain use of certain of the Company’s proprietary technology, it might be able to develop and manufacture similarly designed MedCenter Kiosks at a reduced cost, which would result in a decrease in demand for the company’s products. The Company does not know whether any of its pending patent applications will result in the issuance of patents or whether the examination process will require the Company to narrow its claims, and even if patents are issued, they may be contested, circumvented or invalidated over the course of its business. Moreover, the rights granted under any issued patents may not provide the Company with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop and obtain patents for technologies that are similar to or superior to its technologies. If that happens, the Company may need to license these technologies and the Company may not be able to obtain licenses on reasonable terms, if at all, thereby causing great harm to its business. In addition, if the Company resorts to legal proceedings to enforce its intellectual property rights, the proceedings could become burdensome and expensive, even if it were to prevail.
Claims by others that the Company infringe their intellectual property could cause the Company to suffer substantial harm.
Many companies have significant patent portfolios and these companies and other parties may claim that the Company’s products infringe their proprietary rights. The Company expects that infringement claims may increase as the number of products and competitors in its market increases and overlaps occur. In addition, to the extent that the Company gains greater visibility and market exposure as a public company, the Company faces a higher risk of being the subject of intellectual property infringement claims. Any party asserting that the Company’s products infringe their proprietary rights would force the Company to defend itself, and possibly its customers, against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject the Company to significant liability for damages and invalidation of its proprietary rights. Such may also force the Company to do one or more of the following:
•stop selling, incorporating or using its products that use the challenged intellectual property;
•obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;
•redesign those products that use any allegedly infringing technology, which may be costly and time-consuming; or
•refund deposits and other amounts received for allegedly infringing technology or products.
Any claim of infringement from a third party, even those without merit, could cause the Company to incur substantial costs defending against such claims, and could distract its management from running its business. Even if the Company prevails, the cost of such litigation could deplete its financial resources. Litigation is also time consuming and could divert management’s attention and resources away from its business. Furthermore, during the course of litigation, confidential information may be disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. Disclosure of its confidential information and its involvement in intellectual property litigation could materially and adversely affect its business. Some of its competitors may be able to sustain the costs of complex intellectual property litigation more effectively than the Company can. In addition, any uncertainties resulting from the initiation and continuation of any litigation could significantly limit its ability to continue its operations.
Risks Related to Ownership of the Company’s Securities
The Company may need to raise additional financing in the future to fund its operations, which may not be available to it on favorable terms or at all.
Depending on uncertain future market risks and conditions, the Company may require substantial additional funds to continue to expand the core business, develop and commercialize its self-service pharmacy. The Company’s future capital requirements will depend upon a number of factors, including the: cost to manufacture additional MedCenter kiosks, development of pharmacy self-service capabilities, expenses related to initiating operations in a new state or region, cost to hire pharmacy and corporate support staff, expenses related to leasing additional real estate space for pharmacy operations and or corporate services, cost of information technology infrastructure needed to support growth across new geographical markets, expenses for licensing technologies and other required legal, audit or outside services. Raising additional capital may be costly or difficult to obtain and could significantly dilute stockholders’ ownership interests or inhibit the Company’s ability to achieve its business objectives. If the Company raises additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of its common stockholders. Further, to the extent that the Company raises additional capital through the sale of common stock or securities convertible or exchangeable into common stock, its stockholders’ ownership interest in the Company will be diluted. In addition, any debt financing may subject the Company to fixed payment obligations and covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If the Company raises additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, the Company may have to relinquish certain valuable intellectual property or other rights to its products, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to it. Even if the Company were to obtain sufficient funding, there can be no assurance that it will be available on terms acceptable to the Company or its stockholders.
The market price of the Company’s Common Stock is expected to be volatile, and the market price of the common stock may drop.
The market price of the Company’s Common Stock could be subject to significant fluctuations. Market prices for securities of early-stage telehealth, pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of the Company’s Common Stock to fluctuate include:

•the ability of the Company to obtain state board of pharmacy licenses and regulatory approvals, and delays or failures to obtain and maintain such licenses approvals;
•failure of any of the Company’s products to achieve commercial success;
•the impact of the COVID-19 pandemic and any other future pandemics on the Company’s business;
•failure by the Company to maintain its existing third-party license and supply agreements;
•failure by the Company or its licensors to prosecute, maintain, or enforce its intellectual property rights;
•changes in laws or regulations applicable to the Company;
•any inability to obtain adequate supply of the Company’s products or the inability to do so at acceptable prices;
•adverse regulatory authority decisions;
•introduction of new products, services or technologies by the Company’s competitors;
•failure to meet or exceed financial and development projections the Company may provide to the public and the investment community;
•the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by the Company or its competitors;
•disputes or other developments relating to proprietary rights, including patents, litigation matters, and the Company’s ability to obtain patent protection for its technologies;
•additions or departures of key personnel;
•significant lawsuits, including patent or stockholder litigation;
•changes in the market valuations of similar companies;
•general market or macroeconomic conditions;
•trading volume of the Company’s common stock;
•announcements by commercial partners or competitors of new commercial products, significant contracts, commercial relationships or capital commitments;
•adverse publicity generally, including with respect to other products and potential products in such markets;
•the introduction of technological innovations that compete with potential products of the Company;
•changes in the structure of health care payment systems;
•period-to-period fluctuations in the Company’s financial results;
•investors’ reactions to the prospects of the Company’s business and prospects following the Business Combination;
•the effect of the Business Combination on the Company’s business and prospects is not consistent with the expectations of financial or industry analysts; or
•the possibility that the Company does not achieve the perceived benefits of the Business Combination as rapidly or to the extent anticipated by stockholders or financial or industry analysts.
Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of the Company’s Common Stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm the Company’s profitability and reputation.
Additionally, a decrease in the stock price of the Company may cause the Company’s Common Stock to no longer satisfy the continued listing standards of Nasdaq. If the Company is not able to maintain the requirements for listing on Nasdaq, it could be delisted, which could have a materially adverse effect on its ability to raise additional funds as well as the price and liquidity of its Common Stock.
The Company will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies.
The Company will incur significant legal, accounting and other expenses that MedAvail did not incur as a private company, including costs associated with public company reporting requirements. The Company will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as applicable securities laws and rules and regulations implemented by the SEC and Nasdaq. These rules and regulations are expected to increase the Company’s legal and financial compliance costs and to make some activities more time consuming and costly. For example, the Company’s management team consists of the executive officers of MedAvail prior to the Merger, some of whom have not previously managed and operated a public company. These executive officers and other personnel will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. These rules and regulations also may make it difficult and expensive for the Company to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for the Company to attract and retain qualified individuals to serve on the Company’s board of directors or as executive officers of the Company, which may adversely affect investor confidence in the Company and could cause the Company’s business or stock price to suffer.
The Company’s certificate of incorporation and bylaws, Delaware law and/or its agreements with certain stockholders may impede the ability of its stockholders to make changes to its board of directors or impede a takeover.
Certain provisions of the Company’s certificate of incorporation and bylaws, as well as provisions of the Delaware General Corporation Law, or the DGCL, could make it difficult for stockholders to change the composition of the board of directors or discourage, delay, or prevent a merger, consolidation, or acquisitions that stockholders may otherwise consider favorable. These provisions include the authorization of the issuance of “blank check” preferred stock that could be issued by the board of directors, limitations on the ability of stockholders to call special meetings, and advance notice requirements for nomination for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings. As a Delaware corporation, the Company is subject to the provisions of Section 203 of the DGCL, which prohibits the Company, except under specified circumstances, from engaging in any mergers, significant sales of stock or assets, or business combinations with any stockholder or group of stockholders who own 15% or more of our common stock.
While these provisions will not make the Company immune from takeovers or changes in the composition of the board of directors, and are intended to protect the Company’s stockholders from, among other things, coercive or otherwise unfair tactics, these provisions could have the effect of making it difficult for stockholders to change the composition of the board of directors or discouraging, delaying, or preventing a merger, consolidation, or acquisitions that stockholders may otherwise consider favorable.
There are a number of additional business risks that could materially and adversely affect the Company’s businesses and financial results.
Many other factors could materially and adversely affect the Company’s businesses and financial results, including:
•its ability to establish effective advertising, marketing and promotional programs;
•inflation, new or increased taxes, changes in market conditions or otherwise;
•natural disasters, civil unrest, severe weather conditions, terrorist activities, global political and economic developments, war, health epidemics or pandemics or the prospect of these events;
•liabilities or expense relating to the protection of the environment, related health and safety matters, environmental remediation or compliance with environmental laws and regulations, including those governing exposure to, and the management and disposal of, hazardous substances;
•the long-term effects of climate change on general economic conditions and the pharmacy industry in particular, along with changes in the supply, demand or available sources of energy and the regulatory and other costs associated with energy production and delivery;
•adverse publicity and potential losses, liabilities and reputational harm stemming from any public incident, whether occurring online, in social media, in our stores or other company facilities, or elsewhere, involving our company, our personnel or our brands, including any such public incident involving its customers, products, services, stores or other property, or those of any of its vendors or other parties with which the Company does business;
•negative publicity, even if unwarranted, related to safety or quality, human and workplace rights, or other issues damaging its brand image and corporate reputation, or that of any of its vendors or strategic allies; and
•technological innovation that changes delivery of healthcare resulting new modes of medication distribution.
The Company does not expect to pay any cash dividends in the foreseeable future.
The Company expects to retain its future earnings, if any, to fund the development and growth of the Company’s business. As a result, capital appreciation, if any, of the common stock of the Company is expected to be its stockholders’ sole source of gain, if any, for the foreseeable future.
An active trading market for the Company’s Common Stock may not develop and its stockholders may not be able to resell their shares of Common Stock for a profit, if at all.
Prior to the Business Combination, there had been no public market for MedAvail’s common stock. An active trading market for the Company’s shares of Common Stock may never develop or be sustained. If an active market for its common stock does not develop or is not sustained, it may be difficult for its stockholders to sell their shares at an attractive price or at all.
Future sales of shares by existing stockholders could cause the Company’s stock price to decline.
If stockholders of the Company sell, or indicate an intention to sell, substantial amounts of the Company’s common stock in the public market after legal restrictions on resale, the trading price of the common stock of the Company could decline. The Company is unable to predict the effect that sales may have on the prevailing market price of the Company’s common stock.
If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about the Company, its business or its market, its stock price and trading volume could decline.
The trading market for the Company’s common stock will be influenced by the research and reports that equity research analysts publish about it and its business. Equity research analysts may elect not to provide research coverage of the Company’s common stock, and such lack of research coverage may adversely affect the market price of its common stock. In the event it does have equity research analyst coverage, the Company will not have any control over the analysts, or the content and opinions included in their reports. The price of the Company’s common stock could decline if one or more equity research analysts downgrade its stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of the Company or fails to publish reports on it regularly, demand for its common stock could decrease, which in turn could cause its stock price or trading volume to decline.
The Company has broad discretion in the use of proceeds from the Private Placement and may invest or spend the proceeds in ways with which its stockholders do not agree and in ways that may not increase the value of their investments.
The Company will have broad discretion over the use of proceeds from the sale of securities pursuant to that certain Securities Purchase Agreement dated as of October 9, 2020, by and among MedAvail and the subscribers set forth therein, or the Private Placement. Its stockholders may not agree with the Company’s decisions, and its use of the proceeds may not yield any return on its stockholders’ investments. The Company’s failure to apply the net proceeds of the Private Placement effectively could compromise its ability to pursue its growth strategy and the Company might not be able to yield a significant return, if any, on its investment of these net proceeds. The Company’s stockholders will not have the opportunity to influence its decisions on how to use the net proceeds from the Private Placement.
If the Company fails to maintain proper and effective internal controls, its ability to produce accurate financial statements on a timely basis could be impaired.
The Company is subject to the reporting requirements of the Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act and the rules and regulations of Nasdaq and the SEC. The Sarbanes-Oxley Act requires, among other things, that the Company maintain effective disclosure controls and procedures and internal control over financial reporting. The Company must perform system and process evaluation and testing of its internal control over financial reporting to allow management to report on the effectiveness of its internal controls over financial reporting in its Annual Report on Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. As a private company, MedAvail has never been required to test its internal controls within a specified period or for an extended period of time. This will require that the Company incur substantial professional fees and internal costs to expand its accounting and finance functions and that it expends significant management efforts. The Company may experience difficulty in meeting these reporting requirements in a timely manner.

The Company may discover weaknesses in its system of internal financial and accounting controls and procedures that could result in a material misstatement of its financial statements. The Company’s internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
If the Company is not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if it is unable to maintain proper and effective internal controls, the Company may not be able to produce timely and accurate financial statements. If that were to happen, the market price of its common stock could decline and it could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.
If the Company fails to attract and retain management and other key personnel, it may be unable to continue to successfully develop or commercialize its products or otherwise implement its business plan.
The Company’s ability to compete in the highly competitive healthcare industry depends on its ability to attract and retain highly qualified managerial, pharmacy technology, legal, sales and marketing and other personnel. The Company will be highly dependent on its management and pharmacy personnel. The loss of the services of any of these individuals could impede, delay or prevent the successful development of the Company’s product pipeline or acquisition of new assets and could impact negatively its ability to implement successfully its business plan. If the Company loses the services of any of these individuals, it might not be able to find suitable replacements on a timely basis or at all, and its business could be harmed as a result. The Company might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among telehealth, biotechnology, pharmaceutical and other businesses competing for talent.
The Company is a “smaller reporting company” and it cannot be certain if the reduced disclosure requirements applicable to the Company will make its common stock less attractive to investors.
As a smaller reporting company, the Company may take advantage of reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements in its SEC filings. Decreased disclosures in the Company’s SEC filings due to its status as a smaller reporting company may make it harder for investors to analyze its results of operations and financial prospects. The Company cannot predict if investors will find the Company’s common stock less attractive if it relies on these exemptions. If some investors find its common stock less attractive as a result, there may be a less active trading market for its common stock and its stock price may be more volatile. The Company may take advantage of the reporting exemptions applicable to a smaller reporting company until it is no longer a smaller reporting company, which status would end once it has a public float greater than $250 million. In that event, the Company could still be a smaller reporting company if its annual revenues were below $100 million and it has a public float of less than $700 million.
COVID-19 and Pandemic Related Risk Factors
COVID-19 has and may continue to delay the Company’s deployment of MedCenters into third-party owned Medicare-focused healthcare clinics. COVID-19 can limit the Company’s access to the clinics where the SpotRx pharmacy is deployed and significantly impair its ability to acquire new customers. In addition, COVID-19 has impacted and will continue to impact the Company’s revenue growth. The impact of COVID-19 includes, but is not limited to, the following:
•Fewer patients see their physicians and seek medical attention at clinics;
•Some clinics have been closed and staffing at other clinics has been reduced affecting their ability to service their customers;
•The Company is dependent on its supply chain for purchasing medication. If demands spikes for certain medications it can impact its ability to acquire and resell the medication to serve its customers;
•The Company is dependent on its contract manufactures who assemble its MedCenter technology. Any disruption of their supply capability due to COVID-19 would impact its ability to deploy new sites as well as sell its solution to other new clients;
•The Company outsources the majority of its hardware maintenance to third parties who repair MedCenters with technical issues as well as install new MedCenters as required. Any disruption to their ability to supply services to the Company will impact both currently operating MedCenters as well as slow down deployment of new sites; and
•The focus of the healthcare system is on treating COVID-19 and as a result resources are concentrated there as opposed to on other matter.

The existence and persistence of COVID-19 and other pandemics will negatively impact the Company’s revenue and growth and may adversely affect its results of operations in the future.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We currently lease approximately 23,430 square feet for our corporate headquarters, development and storage facility located in Ontario, under a lease agreement which will expire in November 2021. We plan to sublease 6,835 square feet of the 23,420 as it was vacated in late 2019 when the company closed its Canadian pharmacy operations in order to focus on the large addressable market in the United States. We believe that this facility is sufficient to meet its current and future near term needs and that additional space can be obtained on commercially reasonable terms as needed and in other locations as needed to support the business.
We additionally lease space for our pharmacies as follows:

Central Pharmacy Location	Usage	Square Feet	Lease Termination
Phoenix, Arizona	Phoenix Home Pharmacy	1,920	8/31/2021
Tucson, Arizona	Tucson Home Pharmacy	1,565	Month to month
Tucson, Arizona	Tucson Office Space	1,496	Month to month
Tempe, Arizona	M5 retail and business center	2,310	11/28/2021
Buena Park, California	Buena Park Home Pharmacy	2,700	11/30/2022
Laguna Hills, California	Laguna Hills Home Pharmacy	4,551	1/31/2023
San Fernando, California	San Fernando Home Pharmacy	985	1/31/2023
Rosemont, Illinois (sub-leased)	not used, Sub-leased	4,308	3/30/2022
Schiller Park, Illinois	Field Service location and storage M4	1,354	3/1/2023
Southfield, Michigan	Southfield Home Pharmacy	3,038	9/25/2025
Orlando, Florida	Orlando Home Pharmacy	2,091	3-5 years

Item 3. Legal Proceedings
Following MYOS’s and MedAvail’s announcement of the execution of the Merger Agreement on June 30, 2020, MYOS received separate litigation demands from purported MYOS stockholders on September 16, 2020 and October 20, 2020, respectively seeking certain additional disclosures in the Form S-4 Registration Statement filed with the Securities and Exchange Commission on September 2, 2020, collectively, the Demands. Thereafter, on September 23, 2020, a complaint regarding the transactions contemplated within the Merger Agreement was filed in the Supreme Court of the State of New York, County of New York, captioned Faasse v. MYOS RENS Technology Inc., et. al., Index No.: 654644/2020 (NY Supreme Ct., NY Cnty., September 23, 2020), or the New York Complaint. On October 12, 2020, a second complaint regarding the transactions was filed in the District Court of Nevada, Clark County Nevada, captioned Vigil v. Mannello, et. al., Case No. A-20-822848-C, or the Nevada Complaint, and together with the New York Complaint, the Complaints, and collectively with the Demands, the Litigation.
The Demands and the Complaints that comprise the Litigation generally alleged that the directors of MYOS breached their fiduciary duties by entering into the Merger Agreement, and MYOS and MedAvail disseminated an incomplete and misleading Form S-4 Registration Statement. The New York Complaint also alleged MedAvail aided and abetted such breach of fiduciary duties.
MYOS and MedAvail believe that the claims asserted in the Litigation are without merit, and believe that the Form S-4 Registration Statement disclosed all material information concerning the Merger and no supplemental disclosure is required under applicable law. However, in order to avoid the risk of the Litigation delaying or adversely affecting the Merger and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, MYOS determined to voluntarily supplement the Form S-4 Registration Statement as described in the Current Report on Form 8-K on November 2, 2020. Subsequently, the Nevada Complaint and the New York Complaint were voluntarily dismissed. The remainder of the Litigation remains outstanding. MYOS and MedAvail specifically deny all allegations in the Litigation and/or that any additional disclosure was or is required.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been listed on the Nasdaq Capital Market under the symbol “MDVL” since November 18, 2020.
The following table sets forth on a per share basis, for the periods indicated, the low and high sale prices of our common stock as reported by the NASDAQ Capital Market.

	Dollars per Share
Year Ended December 31, 2020	High	Low
Fourth Quarter (beginning November 18, 2020)	$20.79	$9.00
Holders of Common Stock
As of March 29, 2021, the Company had approximately 187 record holders of the common stock, and the closing price per share of our common stock was $13.57. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this Item 5 regarding equity compensation plans is incorporated by reference from the information under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” that will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Recent Sales of Unregistered Securities
None.

Item 6. Selected Financial Data
The following table presents selected unaudited quarterly financial data for the fiscal years ended December 31, 2020 and December 31, 2019:

	Quarters Ended in 2020
	March 31	June 30 [1]	September 30 [1,2]	December 31 [1]
Sales	$1,411	$2,311	$7,145	$3,101
Cost of sales	1,431	1,865	2,163	3,346
Gross (loss) profit	$(20)	$446	$4,982	$(245)
Operating loss	$(5,526)	$(6,266)	$(2,034)	$(11,676)
Net loss	$(5,700)	$(6,536)	$(2,489)	$(12,085)
Net loss per share - basic and diluted	$(3.16)	$(3.35)	$(1.27)	$(0.71)
1. During the first, second and third quarters of 2020, MedAvail incurred significant non-recurring expenses related to the Merger transaction.
2. During the third quarter of 2020, MedAvail recorded $4.7 million of revenue when a major customer agreed that MedAvail had no further obligation to perform under the contract.

	Quarters Ended in 2019
	March 31	June 30	September 30	December 31
Sales	$567	$816	$926	$1,462
Cost of sales	356	542	723	1,202
Gross profit	$211	$274	$203	$260
Operating loss	$(4,789)	$(4,793)	$(5,710)	$(5,552)
Net loss	$(4,958)	$(4,984)	$(5,879)	$(5,712)
Net loss per share - basic and diluted	$(2.46)	$(3.11)	$(3.63)	$(3.52)

You should read this data together with our audited financial statements and related notes thereto included elsewhere in this and the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data included in this section are not intended to replace the audited financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the audited financial statements and related notes thereto included elsewhere in Item 8 of Part II of this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Annual Report on Form 10-K entitled “Risk Factors.”
Overview
Business Overview
MedAvail is a technology-enabled retail pharmacy company that is transforming full-service pharmacy. Through its full-stack pharmacy technology platform, and personal one-on-one service, MedAvail brings pharmacy-dispensing capability to the point of care, resulting in lower costs, higher patient satisfaction, improved medication adherence and better health outcomes.
MedAvail offers a unique, pharmacy technology solution which is anchored around its core technology called the MedAvail MedCenter™, or the MedCenter. The MedCenter enables on-site pharmacy in medical clinics, retail store locations, employer sites with and without onsite clinics, and any other location where onsite prescription dispensing is desired. The MedCenter establishes a live audio-visual connection to a live pharmacist enabling prescription drug dispensing to occur directly to a patient while still providing real-time supervision by a pharmacist. Although its technology platform has broad application, MedAvail is currently focused on serving high-value Medicare members in the United States of America, or U.S. MedAvail was originally incorporated in 2012, under the name DashRx, Inc.
MedAvail currently deploys its MedCenter solution through two distinct commercialization channels. First, MedAvail owns and operates a full retail pharmacy business in the U.S., under the name SpotRx™, or SpotRx. The SpotRx Pharmacy business is structured as a hub-and-spoke model where a central pharmacy supports and operates various MedCenter kiosks embedded in medical clinics, usually in close proximity to the central pharmacy. Its second commercialization channel is a direct ‘sell-to’ model, whereby MedAvail sells its MedCenter technology and leases the associated software directly to large healthcare providers and retailers for use within their own pharmacy operations.
The MedCenter kiosk works in tandem with our Remote Dispensing System®, or the Remote Dispensing System, which consists of customer-facing software for remote ordering of medications for pick-up at a MedCenter or free, next day home delivery. Supporting its MedCenter kiosks and Remote Dispensing System are MedAvail’s back-end MedPlatform® Enterprise Software, or the MedPlatform Enterprise Software, which controls dispensing and MedCenter monitoring and its supporting Pharmacy Management System software, which allows connection to MedAvail’s supporting team of pharmacists and kiosk administrators.
MedCenter kiosks come in two models: the M4 MedCenter and the M5 MedCenter. The M4 MedCenter kiosk is designed to fit in waiting rooms, hallways, and lobbies. The M5 MedCenter is a larger kiosk designed as a full pharmacy replacement with the ability to serve 3-4 customers simultaneously, it can also to be configured for drive through dispensing, similar to a bank’s ATM drive through lanes.
Traditional retail pharmacies are built around a physical store front. In order to dispense medication, these stores must have a pharmacist onsite for all hours of operation. Most pharmacies have reduced hours of operation based on customer purchasing patterns in order to contain labor cost, which results in further reduced consumer access. Furthermore, retail pharmacy wait times are typically 30 to 60 minutes or more, causing substantial delays for the consumer. During the COVID-19 pandemic, most people are looking to minimize the amount of physical contact that can lead to further disease contraction, especially for those most vulnerable, such as the elderly or those with compromised immune systems. Consequently, some patients are foregoing filling their prescribed medications, leading to declining health, increased healthcare costs and increased morbidity.
Reverse Merger
On November 17, 2020 our wholly-owned subsidiary, Matrix Merger Sub, Inc., a corporation formed in the State of Delaware, or Merger Sub, merged with and into MedAvail, Inc., or MAI, the corporate existence of Merger Sub ceased, and MAI became our wholly-owned subsidiary, or the Merger. As of result of the Merger, we acquired the business of MAI. Prior to the effective time of the Merger, on November 16, 2020, we contributed substantially all of the assets and liabilities of the pre-Merger Company MYOS RENS Technology Inc., or MYOS, to MYOS Corp., a Delaware corporation, or MYOS Corp., in exchange for all the outstanding shares of common stock MYOS Corp. On November 18, 2020, the MYOS shareholders of record existing as of October 2, 2020 were issued a pro rata dividend of all the outstanding shares of MYOS Corp. Immediately after the completion of the Merger, we reincorporated as a Delaware corporation and adopted “MedAvail Holdings, Inc.” as our company name.

The Merger was treated as a recapitalization and reverse acquisition for us for financial reporting purposes, and MAI is considered the acquirer for accounting purposes.
As a result of the Merger and the change in our business and operations, a discussion of the past financial results of MYOS is not pertinent, and under applicable accounting principles, the historical financial results of MAI, the accounting acquirer, prior to the Merger are considered our historical financial results.
On November 17, 2020 in connection with the Merger, we effected a reverse stock split at a ratio of one new share for every 12 shares of our common stock outstanding, or the Reverse Stock Split. At the effective time of the Merger, each share of MAI’s capital stock (on an as converted to MAI common stock basis) issued and outstanding immediately prior to the Merger converted into the right to receive approximately 1.26 shares of our common stock. As a result, 30,665,560 shares of our common stock were issued to former holders of MAI’s issued and outstanding capital stock after adjustments due to rounding for fractional shares.
In addition, (i) options to purchase 2,038,040 shares of MAI’s common stock issued and outstanding immediately prior to the closing of the Merger under MAI’s 2012 Equity Incentive Plan and 2018 Equity Incentive Plan were assumed and converted into options to purchase 2,568,281 shares of our common stock, and (ii) warrants to purchase 1,290,801 shares of MAI’s common stock issued and outstanding immediately prior to the closing of the Merger were assumed and converted into warrants to purchase 1,626,622 shares of our common stock.
All per share and share amounts for the years ended December 31, 2020 and 2019 have been retroactively adjusted to reflect the effect of the Merger.
Outlook
Medicare insurance plans and healthcare providers are increasingly operating under an ‘at-risk’ model, with reimbursement based on health outcomes and not based on a traditional fee-for-service model. The at-risk model is driving Medicare to focus on providing an increasing number of services to their members which can positively impact the health outcomes of these members. Such services include:
•Free rides from patient’s home to doctor visits
•Gymnasium memberships
•In-home visits
•Onsite vision and dental
•Onsite pharmacy services
It is well documented that medication adherence has a leading impact on health outcomes. As a result, our strategy is to embed a pharmacy into clinics via our MedCenter technology. An onsite presence can allow us to:
•Provide first-fill and refill dispensing onsite for patients
•Acquire new patients as customers
•Integrate ourselves into the clinic processes and become part of the onsite care team
•Offer free next day courier delivery of medication to Medicare patients
•Share real-time data with health care providers regarding patients that may be at risk of being non-adherent and therefore at-risk of lower health outcomes.
•The Medicare market in the US is extremely large, is growing, and has the highest value patients in the industry. MedAvail’s addressable market size for its current initial target markets – six US States (AZ, CA, FL, IL, TX, and MI) exceeds $16 billion and is forecast to continue to grow. MedAvail added Texas and Michigan to its target state markets in 2020 based on demand from Medicare providers as well as due to changing pharmacy regulations with the states.
MedAvail’s strategy for the Medicare market is as follows:
•Identify, screen and contract with the Medicare clinic chains to deploy MedCenters onsite
•Deploy MedCenters and onsite Customer Account Managers “CAMs”

•Acquire and retain high value Medicare patients as customers
•Deploy a high touch customer service model with patients via our onsite presence, free home delivery, refill reminders and follow up calls while achieving high patient satisfaction
•Ramp prescription volume and revenue to target levels at each clinic
•Generate greater medication adherence metrics, which may drive higher reimbursement rates to clinics from insurers and improve health outcomes for patients
MedAvail’s primary business model is to generate revenue on the sale of medication to high value Medicare patients through the SpotRx retail pharmacy business. Currently, SpotRx operates in Arizona, California, and recently launched in Michigan in the fourth quarter of 2020, and plans to deploy operations in Florida in the first half of 2021. MedAvail has 46 MedCenters deployed in Medicare-focused sites throughout its operating geographies, and 57 total cumulative deployments, including 11 legacy non-medicare focused sites.
Components of Operating Results
MedAvail’s fiscal year ends on December 31, and its fiscal quarters end on the last day of each third calendar month. The years ended December 31, 2020 and December 31, 2019 are referred to as 2020 and 2019 throughout the document where referencing MedAvail.
MedAvail has never been profitable and has incurred operating losses in each year since inception. MedAvail’s net losses were $21.5 million and $26.8 million for the years ended December 31, 2019 and 2020, respectively. As of December 31, 2020, MedAvail had an accumulated deficit of $148.3 million. Substantially all of MedAvail’s operating losses resulted from expenses incurred in connection with its research and development programs, build out of its retail pharmacy services operating footprint and from general and administrative costs associated with its operations.
MedAvail expects to incur significant additional expenses and operating losses for at least the next two years as it initiates and continues the technology development, deployment of its MedCenter technology and adds personnel necessary to operate as a public company with rapidly growing retail pharmacy operations in the United States. In addition, operating as a publicly traded company involves the hiring of additional financial and other personnel, upgrading its financial information systems and incurring costs associated with operating as a public company. MedAvail expects that its operating losses will lessen and turn positive as MedAvail executes its growth strategies within each of its operating segments. If MedAvail management determines to accelerate deployment into new states, operating losses could increase in the near-term, as the company grows and scales its operations in the new states and MedAvail expects operating performance to turn positive once each state reaches sufficient scale in sales volume.
As of December 31, 2020, MedAvail had cash and cash equivalents of $57.9 million. MedAvail will continue to require additional capital to continue its technology development and commercialization activities and build out of its pharmacy operations to serve its growing customer base. Accordingly, MedAvail pursued a sale of additional equity through the Private Placement funding, where the Company raised $83.9 million, with closing prior to the Merger closing. Although MedAvail believes the proceeds from the Private Placement represents sufficient funding to execute its current growth plan, due to market risks (as outlined in the “Risk Factors section of this Annual Report on Form 10-K), MedAvail may need to raise additional capital to continue to fund its operations. The amount and timing of its future funding requirements will depend on many factors, including the pace and results of its growth strategy and capital market conditions. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on its financial condition and its ability to develop its product candidates.

MedAvail has two reportable segments: Retail Pharmacy Services and Pharmacy Technology. These reportable segments are generally defined by how MedAvail executes its go-to-market strategy to sell products and services.
Overview of Retail Pharmacy Services Segment
The Retail Pharmacy Services operating segment operates as SpotRx, or the Pharmacy, a full-service retail pharmacy utilizing MedAvail’s automated pharmacy technology, primarily servicing Medicare patients in the United States. In operating SpotRx, MedAvail employs the pharmacy team, purchases the medications, and deploys its proprietary technology, the MedCenter, directly into the Medicare-focused clinics. This is an end-to-end turnkey solution
Overview of Pharmacy Technology Segment
MedAvail Technologies develops and commercializes the MedCenter for direct sale or lease to third-party customers, including some of the world’s largest healthcare providers and systems, as well as large retail chains that provide full retail-pharmacy services based on its technology.

Results of Operations
The following table summarizes our statement of operations data for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		2020 vs. 2019
	2020	2019	Amount Change	% Change
Sales:	(in thousands)
Retail pharmacy services	$7,728	$3,227	$4,501	139%
% of total sales	55%	86%
Pharmacy technology	6,240	544	5,696	1047%
% of total sales	45%	14%
Total sales	13,968	3,771	10,197	270%
Cost of sales:
Retail pharmacy services	7,744	2,674	5,070	190%
% of total sales	55%	71%
Pharmacy technology	1,061	149	912	612%
% of total sales	8%	4%
Total cost of sales	8,805	2,823	5,982	212%
Gross profit	5,163	948	4,215	445%
% of total sales	37%	25%
Pharmacy operations	5,687	3,988	1,699	43%
% of total sales	41%	106%
General and administrative	16,562	13,285	3,277	25%
% of total sales	119%	352%
Selling and marketing	3,043	3,276	(233)	(7)%
% of total sales	22%	87%
Research and development	682	1,106	(424)	(38)%
% of total sales	5%	29%
Merger expenses	4,691	—	4,691	—%
% of total sales	34%	—%
Goodwill write-off	—	137	(137)	—%
% of total sales	—%	4%
Operating loss	(25,502)	(20,844)	(4,658)	22%
% of total sales	(183)%	(553)%
Other expenses	(110)	—	(110)	—%
% of total sales	(1)%	—%
Interest income	43	45	(2)	(4)%
% of total sales	—%	1%
Interest expense	(1,241)	(734)	(507)	69%
% of total sales	(9)%	(19)%
Net loss	$(26,810)	$(21,533)	$(5,277)	25%
% of total sales	(192)%	(571)%

Sales – Retail Pharmacy Services and Pharmacy Technology
Retail Pharmacy Services Revenue
Retail pharmacy services revenue is revenue derived from sales of prescription medications and over-the-counter products to patients. Medications are sold and delivered by various methods including dispensing product directly from the MedCenter, patient pick up at MedAvail’s SpotRx pharmacy locations or home delivery of medications to patient residences.
Pharmacy Technology Revenue
Pharmacy technology revenue refers to revenue derived from either the sales or leasing of the MedCenter to customers. In both instances, MedAvail provides integration services, operating software for the MedCenter, ongoing maintenance, and supplies.
Revenue

	Year Ended December 31,		2020 vs. 2019
	2020	2019	Amount Change	% Change
Retail pharmacy services sales:
Retail pharmacy revenue	$7,728	$3,227	$4,501	139%
Total retail pharmacy services sales	7,728	3,227	4,501	139%
Pharmacy technology sales:
Software integration	3,168	—	3,168	—%
Hardware	2,401	—	2,401	—%
Rental	467	158	309	196%
Software	44	208	(164)	(79)%
Maintenance and support	58	93	(35)	(38)%
Professional services and other	47	75	(28)	(37)%
Installation	55	10	45	450%
Total pharmacy technology sales	6,240	544	5,696	1047%
Total sales	$13,968	$3,771	$10,197	270%
During the year ended December 31, 2020, retail pharmacy services sales increased $4.5 million to $7.7 million compared to the same period in 2019. The increase was due to volume growth in prescription sales at existing sites in Arizona, as well as growth from newly launched sites in Arizona and California throughout 2020. Revenue growth was partially offset by direct and indirect remuneration (DIR) fees charged by PBM’s on Medicare transactions. DIR fees are generally charged as a percentage of medication ingredient cost. During the year ended December 31, 2020, DIR fees totaled approximately $0.5 million.
During the year ended December 31, 2020, pharmacy technology sales increased $5.7 million to $6.2 million compared to the same period in 2019. The increase in sales was due primarily to revenue recognized when MedAvail and a significant customer agreed that MedAvail had no further obligation to the customer related to a terminated commercial agreement from 2018; and therefore, would have no additional deliverables related to the $4.7 million of contract liability balance. MedAvail recognized $4.7 million of contract revenue related to this agreement. This revenue is non-recurring and recorded as $1.5 million of hardware sales revenue and $3.2 million of software integration revenue for contract obligations for software programming and hardware development that were in progress but not completed. The remaining increase was due to additional MedCenter sales and rental revenue associated with growth in the number of companies evaluating our MedCenter technology through pilot deployments.
Cost of Sales – Retail Pharmacy Services and Pharmacy Technology
Retail Pharmacy Services Cost of Sales
Cost of sales for MedAvail’s Retail Pharmacy Services segment consists primarily of prescription medications, and other over-the-counter health products. Cost of Sales for Pharmacy Services are recognized at the point of sale, when price is fixed, and product is dispensed.

Pharmacy Technology Cost of Sales
Cost of sales for the Pharmacy Technology segment consists primarily of costs incurred to manufacture, ship and install MedCenters at third-party customer locations that use our MedCenters to enable their pharmacy operations and services. Cost of Sales are accrued and then recognized, in accordance with US GAAP, when contractual terms are met, and delivery and payment are complete.
Costs of Sales

	Year Ended December 31,		2020 vs. 2019
	2020	2019	Amount Change	% Change
Retail pharmacy services cost of sales:
Prescription drugs	7,260	2,586	4,674	181%
Delivery fees	484	88	396	450%
Total retail pharmacy services cost of sales	7,744	2,674	5,070	190%
Pharmacy technology cost of sales:
Hardware	$655	$—	$655	—%
Professional services	59	60	(1)	(2)%
Maintenance and support	119	32	87	272%
Depreciation	194	50	144	288%
Hosting	—	7	(7)	(100)%
Installation	34	—	34	—%
Total pharmacy technology cost of sales	1,061	149	912	612%
Total cost of sales	$8,805	$2,823	$5,982	212%
During the year ended December 31, 2020, retail pharmacy services cost of sales increased $5.1 million to $7.7 million compared to the same period in 2019. The increase was primarily due to costs associated with volume growth in prescription sales at existing sites and additional sites launched in 2020 in Arizona, California and Michigan. Additionally, cost of sales for our retail pharmacy services segment increased as a result of higher demand for our home delivery services, in consequence of the COVID-19 pandemic. Included in our retail pharmacy services cost of sales is approximately $0.3 million of inventory adjustments related to obsolete and average cost inventory pricing adjustments.
During the year ended December 31, 2020, pharmacy technology cost of sales increased $0.9 million to $1.1 million compared to the same period in 2019. The increase was due primarily to costs associated with an increased number of MedCenters sold to third-party customers, including the costs of manufacturing the MedCenter, cost to install and to maintain these units. Included in our pharmacy technology cost of sales is approximately $0.2 million of inventory adjustments to MedCenter inventory, due to lower cost or net realizable value to align to current retail pricing in the market.
Pharmacy Operations
Pharmacy operations costs consist of costs incurred to operate retail pharmacies including pharmacy labor costs, rent and utilities, and pharmacy license fees. Wages and salaries consist of compensation costs incurred for all pharmacy operations related employees and contractors including bonuses, health plans, severance, and contractor costs.
Depreciation of property, plant and equipment includes depreciation on MedCenters, IT equipment, leasehold improvements, general plant and equipment, software, office furniture and equipment and vehicles. Amortization of intangible assets consists of amortization of intellectual property, website and mobile applications and software.

	Year Ended December 31,		2020 vs. 2019
	2020	2019	Amount Change	% Change
Pharmacy operations expenses:	(in thousands)
Wages and salaries	$4,434	$2,239	$2,195	98%
Other pharmacy operations expenses	863	650	213	33%
Depreciation of property, plant and equipment	317	158	159	101%
Amortization of intangible assets	73	941	(868)	(92)%
Total pharmacy operations expenses	$5,687	$3,988	$1,699	43%

During the year ended December 31, 2020, pharmacy operations operating expenses increased $1.7 million to $5.7 million compared to the same period in 2019. This increase was primarily due to the opening of four additional central pharmacy locations in 2020, including three in California and one in Michigan. Additionally, as volume growth continued to ramp at existing pharmacy locations in Arizona, additional pharmacy personnel and supplies were added throughout 2020, resulting in increased operating costs.
General and Administrative
General and administrative expenses consist of personnel costs, facility expenses and expenses for outside professional services, including legal, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. Facility expenses consist of rent and other related costs. Corporate insurance, office supplies and technology expenses are also captured within general and administrative expenses. MedAvail has incurred and expects to incur additional expenses as a result of becoming a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance, investor relations and other administrative expenses and professional services.
MedAvail has a stock option plan whereby awards are granted to certain employees of MedAvail. The fair value of the stock options granted by MedAvail to employees of MedAvail is recognized as compensation expense on a straight-line basis over the applicable stock option vesting period. MedAvail measures the fair value of the options using the Black-Scholes option pricing model as of the grant date/measurement date. Shares issued upon the exercise of options are new shares. MedAvail estimates forfeitures based on historical experience and expense related to awards is adjusted over the term of the awards to reflect their probability of vesting. All fully vested awards are fully expensed.

	Year Ended December 31,		2020 vs. 2019
	2020	2019	Amount Change	% Change
General and administrative expenses:	(in thousands)
Wages and salaries	9,959	8,198	$1,761	21%
Professional services	2,037	819	1,218	149%
Rent and utilities	1,509	1,342	167	12%
Office and IT supplies	1,243	1,168	75	6%
Insurance	503	228	275	121%
Share-based compensation	380	354	26	7%
Travel and other employee expenses	343	618	(275)	(44)%
Other general and administrative expenses	588	558	30	5%
Total general and administrative expenses	$16,562	$13,285	$3,277	25%
During the year ended December 31, 2020, general and administrative costs increased approximately $3.3 million to $16.6 million compared to the same period in 2019. This increase was primarily due to hiring of additional administrative staff as well as other investments necessary for our growth and becoming a public company. Additionally, increases other general expenses, such as director and officer insurance, auditor fees, and legal fees, not associated with the merger, have increased in 2020, partly as a consequence of becoming a public company.
Selling and Marketing
Selling and marketing expenses consist of marketing and advertising costs, personnel costs, marketing related expenses for outside professional services. Wages and salaries consist of compensation costs incurred for all selling and marketing employees, including CAMs, and contractors including bonuses, health plans, severance, and contractor costs.

	Year Ended December 31,		2020 vs. 2019
	2020	2019	Amount Change	% Change
Selling and marketing expenses:	(in thousands)
Wages and salaries	2,500	1,971	$529	27%
Marketing	366	1,078	(712)	(66)%
Travel and other employee expenses	140	148	(8)	(5)%
Other selling and marketing expenses	37	79	(42)	(53)%
Total selling and marketing expenses	$3,043	$3,276	$(233)	(7)%

During the year ended December 31, 2020, selling and marketing costs decreased approximately $0.2 million to $3.0 million compared to the same period in 2019. This decrease was primarily due to moving key marketing support from an outsourced third-party to internally hired marketing staff.
Research and development
Research and development expenses represent costs incurred to develop and innovate on MedAvail’s MedCenter platform technology, including development work on hardware, software and supporting information technology infrastructure. Wages and salaries consist of compensation costs incurred for research and development employees and contractors including bonuses, health plans, severance, and contractor costs.
MedAvail recognizes hardware development costs as they are incurred. When hardware is constructed for use by customers, costs are capitalized after technological feasibility is achieved and expensed before technological feasibility is achieved. Costs of hardware completed but not yet placed in service are capitalized as equipment (a long-lived asset) on the consolidated balance sheets. Costs of hardware completed and placed in service with customers are capitalized as equipment and depreciated (expensed) over the estimated useful life of the equipment.
When hardware is constructed for sale to customers, costs are capitalized as raw materials, work in process, or finished goods inventory on the consolidated balance sheets. Costs of hardware completed and available for sale are capitalized as finished goods inventory on the consolidated balance sheets. Costs of hardware sold to customers are expensed as costs of sales.
Software development costs are accrued and expensed based on ASC 985, which is designed for software costs that MedAvail intends to sell or lease (in conjunction with related hardware). Any software development costs that are incurred prior to the point where the project has demonstrated technological feasibility are expensed as they are incurred. Once technological feasibility has been established, most development costs are capitalized. Once development is complete and the software is made available for release to customers, capitalization no longer is appropriate because any remaining costs are considered ongoing maintenance and support. These are expensed as they are incurred. The definition of “technological feasibility”, per ASC 985, is “the technological feasibility of a computer software product is established when the entity has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements.” Software development costs are subject to these rules regardless of whether the costs were generated internally (employee time) or externally (vendor fees).

	Year Ended December 31,		2020 vs. 2019
	2020	2019	Amount Change	% Change
Research and development expenses:	(in thousands)
Wages and salaries	527	784	$(257)	(33)%
Research and development	144	282	(138)	(49)%
Other expenses	11	40	(29)	(73)%
Total research and development expenses	$682	$1,106	$(424)	(38)%
During the year ended December 31, 2020, research and development costs decreased approximately $0.4 million. This decrease was primarily due to completion of certain development work related to our M5 MedCenter technology.
Merger expenses
Merger expenses primarily consist of professional service fees associated with the preparation for the Merger transaction, including legal, audit and other compliance related services. Merger expenses consisting of legal, accounting, consulting, filing fees and other costs related to preparing agreements, preparing and reviewing filings, public company compliant audits of current and prior years, and various management and technical expertise required to affect the transaction and be ready to conduct public company reporting.
No such merger expenses were incurred during the year ended December 31, 2019.

Other loss

	Year Ended December 31,		2020 vs. 2019
	2020	2019	Amount Change	% Change
Other expenses:
Other expenses	$(428)	$—	$(428)	—%
Total other expenses	(428)	—	(428)	—%
Other income:				—%
Forgiveness of PPP loan	181	—	181	—%
Other gain	137	—	137	—%
Total other income	318	—	318	—%
Total other loss	$(110)	$—	$(110)	—%
During the year ended December 31, 2020, other losses increased compared to the same period in 2019. This increase was primarily due to other miscellaneous expenses incurred with the merger, partially offset by PPP loan forgiveness and other gains.
Interest income and expense
Interest expense consists of accrued interest on outstanding debt and is payable upon the maturity date.

	Year Ended December 31,		2020 vs. 2019
	2020	2019	Amount Change	% Change
Interest income:
Interest income	43	45	$(2)	(4)%
Total interest income	$43	$45	$(2)	(4)%
Interest expense:
Interest expense	(1,241)	(734)	(507)	69%
Total interest expense	$(1,241)	$(734)	$(507)	69%
During the year ended December 31, 2020, interest expense increased compared to the same period in 2019 was due to the convertible notes and warrants offering, or 2020 Note and Warrant Purchase Agreement, issued on May 26, 2020. For more detail on outstanding debt and associated maturities, see Note 12 to the MedAvail Annual Financial Statements presented elsewhere in this Annual Report on Form 10-K.
Income tax
The provision for income taxes in the consolidated statement of operations represents an effective rate different from the US statutory tax rate for the following reasons:

	Year Ended December 31,		2020 vs. 2019
	2020	2019	Amount Change	% Change
Loss before income taxes	$(26,810)	$(21,533)
Income tax recovery at statutory rate (21%)	(5,630)	(4,522)	(1,108)	25%
Increase resulting from:
Effect of foreign tax rate	(252)	(669)	417	(62)%
Unrecognized deferred tax asset	5,642	4,667	975	21%
Permanent and other differences	240	524	(284)	(54)%
Provision for income taxes	$—	$—	—	—%

We have approximately $2.2 million of non-capital losses in Canada that can be used to reduce taxable income in future years. These losses will begin to expire in the year 2032. In the United States, we have approximately $41.2 million of net operating losses that can also be used to reduce taxable income in future years. These losses will begin to expire in the year 2032.

Net Loss and Diluted Earnings per Share

	Year Ended December 31,
	2020	2019
Net loss - basic and diluted	$(26,810)	$(21,533)
Weighted average shares - basic and diluted	5,722,095	1,610,620
Net loss per share - basic and diluted	$(4.69)	$(13.37)
During the years ended December 31, 2020 and 2019, there was no potential dilution from stock options or other warrants due to the Company’s net loss position. Weighted average shares for historical periods have been adjusted for the effect of the 1.26 for 1 split on November 17, 2020 as part of the Merger. The following table sets forth the computation of basic and diluted earnings per share.
For the years ended December 31, 2020 and 2019, there were a weighted average of 2.6 million and 2.0 million option awards outstanding that were not included in the diluted shares calculation because their inclusion would have been antidilutive.

Liquidity and Capital Resources
Sources of Liquidity
Since inception through December 31, 2020, MedAvail’s operations have been financed primarily by net cash proceeds of $178.2 million from the sale of stock in the private placement and the sale of redeemable preferred stock and debt in the amount of $26.0 million. As of December 31, 2020, MedAvail had $57.9 million in cash and an accumulated deficit of $148.3 million. Although MedAvail believes the proceeds from the Private Placement represent sufficient funding to execute its current growth plan, due to market risks (as outlined in the “Risk Factors section of this Annual Report on Form 10-K) and opportunities, MedAvail may need to raise additional capital to continue to fund its operations. The amount and timing of its future funding requirements will depend on many factors, including the pace and results of its growth strategy and capital market conditions. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on its financial condition and its ability to develop its product candidates. Management actively evaluates matters of liquidity and growth capital needs, including evaluating debt and equity as sources of growth capital with a focus on lower overall weighted average cost of capital and favorable financing terms.
Cash Flows
The following table summarizes MedAvail’s cash flows for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		2020 vs. 2019
	2020	2019	Amount Change	% Change
	(in thousands)
Cash used in operating activities	$(28,634)	$(19,546)	$(9,088)	46%
Cash used in investing activities	(817)	(402)	(415)	103%
Cash provided by financing activities	78,598	24,986	53,612	215%
Net increase in cash	$49,147	$5,038	$44,109	876%
Operating Activities
During the year ended December 31, 2020, cash used in operating activities increased $9.1 million to $28.6 million compared to the same period in 2019. The increase was primarily due to an increase in operating expenses from wages and salaries and costs attributable to the launch and growth of our retail pharmacy operations in Arizona, California, and Michigan. Additionally, in support of our consummation of the merger and becoming a public company, cash used in operating activities increased by approximately $4.7 million.
Investing Activities
During the year ended December 31, 2020, cash used in investing activities increased $0.4 million to $0.8 million compared to the same period in 2019. The increase was primarily due to an increase in investment in property, plant and equipment associated with investments in retail pharmacy services operations in Arizona, California and Michigan.
Financing Activities

During the year ended December 31, 2020, cash provided by financing activities increased $53.6 million to $78.6 million compared to the same period in 2019. The increase was primarily due to issuance of common stock associated with the private placement of approximately $83.9 million as well as proceeds from debt arrangements of $13.0 million, which was partially offset by repayment of outstanding debt of $14.1 million.
Debt
On March 24, 2016, MedAvail and a significant customer and investor entered into a subordinated secured convertible promissory five-year note agreement for $10.0 million. This note was convertible into common shares at the option holder’s request. Additionally, upon a change of control event as defined in the note agreement or upon an Initial Public Offering, or IPO, as defined under the agreement, the option holder could request conversion of the note into Series D preferred stock at $91.02 per share. Interest of 6% was accumulated and repayable on the maturity date at MedAvail’s option. Unpaid interest was added to the outstanding principal. This note, including accrued interest, was repaid in its entirety on November 17, 2020 with proceeds from the offering.
On May 26, 2020, MedAvail completed a convertible notes and warrants offering, or 2020 Note and Warrant Purchase Agreement, to certain of its existing investors whereby those investors purchased notes and warrants on a pro rata basis with their existing investments in the Company’s preferred stock. On September 29, 2020, a First Amendment to the 2020 Note and Warrant Purchase Agreement was entered into that extended the maturity date and indicated an aggregate principal amount limit. Cash received for the notes and warrants issued through December 31, 2020, was $12.7 million (including $8.5 million from related parties). The notes accrued interest at a rate of 10%, payable at maturity or upon conversion with a maturity date of June 30, 2021. As part of the Merger, principal and interest amounts of $13.1 million were converted into common shares, pursuant to the agreement.
On May 14, 2020, the Company entered into two Promissory Notes with HSBC Bank, which provides for a loan in the aggregate amount of $0.3 million, (“PPP Loan”), pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses, including certain payroll costs, group health care benefits and other permitted expenses as described in the CARES Act. During 2020, MedAvail used the entire PPP Loan amount for qualifying expenses. MedAvail has applied for forgiveness of the loan in accordance with the terms of the CARES Act. During November 2020, MedAvail received notice from HSBC Bank that $0.2 million of the loan was forgiven. Management has determined that it is likely that MedAvail will meet the qualifications necessary for forgiveness of the remaining balance of the PPP Loan.
On November 17, 2020, the Company entered into a promissory note with MYOS Corp to borrow $3.0 million. The Company repaid $1 million of the borrowings on the closing date of the Merger. Half of the remaining balance is due on the six month anniversary of the closing date of the Merger, and the remaining half is due on the one year anniversary of the closing date of the Merger. The note does not accrue interest and may be repaid early without penalty. The balance of the note at December 31, 2020 was $2.0 million.
Impact of Inflation
Inflation has not had a negative impact on MedAvail’s business since inception. Management believes that any increases in costs of products sold would coincide with an increase in the sales prices of those products, which would offset the higher costs.
Contractual Obligations and Other Commitments
The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2020.

	Payments Due by Period
	Total	< 1year	1-3 years	3-5 years	5+ years
Contractual obligations	(in thousands)
Short-term debt	$2,161	$2,161	$—	$—	$—
Operating lease obligations	1,281	663	476	142	—
Finance lease obligations	142	58	84	—	—
Total contractual obligations	$3,584	$2,882	$560	$142	$—
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Recent Accounting Pronouncements
See discussion of recently issued accounting pronouncements and the potential effect of that new guidance on MedAvail in Note 5 in the Consolidated Financial Statements presented in Item 8 of this Annual Report on Form 10-K.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Please refer to Note 4 in our consolidated financial statements included in Item 8 in this Annual Report on Form 10-K for information about these significant accounting policies, as well as a description of our other significant accounting policies.
MedCenter Revenue Recognition
We derive our revenue from the sale of MedPlatform Systems, which include MedCenter prescription dispensing kiosks, and the associated software, hardware, and service components necessary for operation, along with sales of products dispensed by MedCenters, and retail pharmacy sales. Contracts with customers often include promises to transfer multiple products and services. If any of these judgments were to change it could cause a material increase or decrease in the amount of revenue we report in a given period.
Under Accounting Standards Codification, or ASC, Topic 606: Revenue from Contracts with Customers, or Topic 606, the amount of revenue recognized for any goods or services reflects the consideration that MedAvail expects to be entitled to receive in exchange for those goods and services. To achieve this core principle, MedAvail applies the following five-step approach: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as a performance obligation is satisfied.
A contract is accounted for when there has been approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Performance obligations under a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. In certain instances, we concluded distinct goods or services should be accounted for as a single performance obligation that is a series of distinct goods or services that have the same pattern of transfer to the customer. To the extent a contract includes multiple promised goods or services, we must apply judgment to determine whether the customer can benefit from the goods or services either on their own or together with other resources that are readily available to the customer (the goods or services are distinct.) We must also determine if the promise to transfer the goods or services to the customer is separately identifiable from other promises in the contract (the goods or services are distinct in the context of the contract). If these criteria are not met, the promised services are accounted for as a single performance obligation. The transaction price is determined based on the consideration that we will be entitled to in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price, generally utilizing the expected value method. During 2020 and 2019, MedAvail had no contracts that included variable consideration. Determining the transaction price requires judgment. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis. Standalone selling price is determined by the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price by taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Performance obligations are satisfied either over time or at a point in time as discussed in the Pharmacy Technology Segment information. In addition, our contracts with customers generally do not include significant financing components or non-cash consideration.
MedPlatform sales agreements generally contain an agreement to provide a MedCenter prescription dispensing kiosk, and often with agreements to provide software, hardware and maintenance services which are necessary for the operation of the MedCenter, and can only be provided by us. Management reviews each contract to provide MedPlatform systems to determine if it consists of one or multiple performance obligation. In cases of a single performance obligation, ASC 606 allows a single performance obligation to be recognized over time if the customer simultaneously receives and consumes the provided benefits. In each instance, revenue is typically initially recognized when the MedCenter is controlled by the customer. Revenue continues to be recognized going forward in the periods in which the hardware, software and maintenance services are provided to the customer. For any amounts received prior to the fulfillment of the obligation, a contract liability is recorded.

Pharmacy Revenue Recognition
The Company recognizes revenue, net of sales taxes and expected returns, at the time it sells merchandise or dispenses prescription drugs to the customer. Revenue from the sale of the pharmaceutical products is recorded net of variable consideration which includes an estimate of DIR fees associated with prescription drugs dispensed during the year. DIR fees are calculated by pharmacy benefit managers (PBMs) after the sale is completed. The DIR fees under these arrangements are accounted for as variable consideration, estimated at the time of sale using the most likely amount method, and recognized as a reduction in revenue. The provisions for revenue reserves for such variable consideration recognized within accounts receivable amounted to $0.2 million as of December 31, 2020. Management developed the estimated provisions for revenue reserves based on historical trends adjusted for product mix and PBM mix.
Pharmacy Revenue Recognition
We recognize revenue, net of taxes and expected returns, at the time we sell merchandise or dispenses prescription drugs to the customer. We estimate revenue based on expected reimbursements from third-party payers (e.g., pharmacy benefit managers, insurance companies and governmental agencies), net of any fees from such payers, for dispensing prescription drugs. As such, revenue from the sale of the pharmaceutical products is recorded at a transaction price which includes an estimate of direct and indirect remuneration (“DIR”) fees associated with prescription drugs dispensed during the year. DIR fees are calculated by pharmacy benefit managers (“PBM”s) after the sale is completed. The DIR fees under these arrangements are accounted for as variable consideration, estimated at the time of sale using the most likely amount method, and recognized as a reduction in revenue. The provisions for revenue reserves for such variable consideration recognized within accounts receivable amounted to $0.2 million as of December 31, 2020. Management developed the estimated provisions for revenue reserves based on available information including historical trends and historical trends adjusted for product mix and PBM mix. Amounts are updated based on actual reimbursement amounts as reimbursements occur.
Lease Revenue
We provide our MedCenter units to customers on a contract that includes use of the MedCenter, along with a software license and maintenance agreement. Agreements for such leases to date have been determined to be operating leases and have been recorded following lessor guidance for operating leases. The portion of the consideration in the contract related to the MedCenter is considered lease revenue and the MedCenters leased to customers are carried on our consolidated balance sheets as fixed assets and depreciated. Lease revenue also includes non-lease components where applicable.
Accounts Receivable
Accounts receivable are primarily comprised of trade receivables presented net of allowance for doubtful accounts. We maintain an allowance for doubtful accounts based on an assessment of the collectability of amounts owed by customers. The allowance consists of known specific troubled accounts as well as an amount based on overall estimated potential uncollectible accounts receivable based on historical experience.
Inventory
Inventory for the retail pharmacy services segment consists of pharmaceuticals. Inventories for the retail pharmacy segment are stated at the lower of cost (first in, first out) or net realizable value.
Inventory for the pharmacy technology segment consists primarily of MedCenter kiosk finished goods. Inventories are stated at the lower of cost (specific identification) or net realizable value.
Convertible Debt
We account for convertible debt and related transactions in accordance with ASC 470-20, Debt with Conversion and Other Options, ASC 815, Derivatives and Hedging, and ASC 480, Distinguishing Liabilities from Equity. We evaluate convertible debt instruments and related transactions at inception to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. Convertible debt instruments that may be settled in cash are separated into liability and equity components. The allocation to the liability component is based on the fair value of a similar instrument that does not contain an equity conversion option. Based on this debt-to-equity ratio, debt issuance costs are then allocated to the liability and equity components in a similar manner. The difference between the principal amount of the convertible debt instruments and the liability component, inclusive of issuance costs, represents the debt discount, which is amortized to interest expense over the term of the instruments. The determination of the discount rate requires certain estimates and assumptions.
Share-based compensation

We have a stock option plan whereby awards are granted to certain of our employees. The fair value of the stock options granted by us to our employees is recognized as compensation expense on a straight-line basis over the applicable stock option vesting period. We measure the fair value of the options using the Black-Scholes option pricing model as of the grant date/measurement date. Shares issued upon the exercise of options are new shares. We estimate forfeitures based on historical experience and expense related to awards is adjusted over the term of the awards to reflect their probability of vesting. All fully vested awards are fully expensed. See Note 18 in the Consolidated Financial Statements presented in Item 8 of this Annual Report on Form 10-K for further information regarding specific assumptions utilized in valuation of share-based compensation arrangements.
Warrants
We issued warrants to purchase shares of our common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards once issued. Certain obligations to issue warrants as compensation for services may be initially classified as liabilities before the warrants are issued. We measure the fair value of the awards using the Black-Scholes option pricing model as of the grant date/measurement date. Warrants issued on November 12, 2020 to a service provider were valued based on the liability settled with their issuance. Warrants issued are initially recorded at fair value as a reduction to contributed surplus or as an expense if the warrants are issued to pay for services. See Note 18 in the Consolidated Financial Statements presented in Item 8 of this Annual Report on Form 10-K for further information regarding specific assumptions utilized in valuation of warrants. During the year, we issued 523,483 warrants to our related parties.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

MEDAVAIL HOLDINGS, INC.
52

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of MedAvail Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MedAvail Holdings, Inc. and its subsidiaries (together, the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, shareholders' equity (deficit) and cash flows for the years then ended, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

PricewaterhouseCoopers LLP
PwC Centre, 354 Davis Road, Suite 600, Oakville, Ontario, Canada L6J 0C5
T: +1 905 815 6300, F: +1 905 815 6499
“PwC” refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Provisions for revenue reserves pertaining to direct and indirect remuneration (DIR) fees
As described in Note 4 to the consolidated financial statements, revenue from the sale of the pharmaceutical products is recorded at a transaction price which includes an estimate of DIR fees associated with prescription drugs dispensed during the year. DIR fees are calculated by pharmacy benefit managers (PBMs) after the sale is completed. The DIR fees under these arrangements are accounted for as variable consideration, estimated at the time of sale using the most likely amount method, and recognized as a reduction in revenue. The provisions for revenue reserves for such variable consideration recognized within accounts receivable amounted to $223 thousand as of December 31, 2020. Management developed the estimated provisions for revenue reserves based on historical trends adjusted for product mix and PBM mix.
The principal considerations for our determination that performing procedures relating to provisions for revenue reserves pertaining to DIR fees is a critical audit matter are (i) the judgment by management involved in developing these reserves, based on historical trends adjusted for product mix and PBM mix and (ii) a high degree of auditor judgment and subjectivity in performing procedures relating to historical trends adjusted for product mix and PBM mix.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for developing the estimate; (ii) testing the method; (iii) testing data used in the estimate; and (iv) evaluating the reasonableness of the historical trends adjusted for product mix and PBM mix. Evaluating the reasonableness of the historical trends adjusted for product mix and PBM mix involved evaluating whether the historical trends used by management were reasonable considering the actual DIR fees paid and whether the adjustment for product mix and PBM mix was consistent with the actual product mix and PBM mix. The procedures also included an analytical procedure over DIR fees accrued for the year for the PBM with the highest sales volume.

/s/PricewaterhouseCoopers LLP
Chartered Professional Accountants, Licensed Public Accountants
Oakville, Canada
March 31, 2021
We have served as the Company’s auditor since 2012.

MEDAVAIL HOLDINGS, INC.
Consolidated Balance Sheets
(US Dollars in thousands, except share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents (Note 4, Note 7)	$57,936	$8,791
Restricted cash (Note 4, Note 7)	60	58
Accounts receivable (net of allowance for doubtful accounts of $0.04 million for 2020 and no allowance for 2019)	1,520	416
Inventories (Note 9)	2,817	4,594
Prepaid expenses and other current assets	1,534	229
Total current assets	63,867	14,088
Property, plant and equipment, net (Note 10)	3,795	2,703
Right-of-use assets (Note 11)	1,239	1,050
Other assets	203	92
Goodwill and other intangible assets	227	70
Total assets	$69,331	$18,003
Liabilities, Temporary Equity and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities (Note 8)	$4,512	$2,345
Short-term debt (Note 12)	2,161	—
Contract liability	275	4,804
Current portion of lease obligations (Note 11)	665	526
Total current liabilities	7,613	7,675
Long-term debt (Note 12)	—	12,476
Long-term portion of lease obligations (Note 11)	651	565
Other liabilities (Note 7)	—	448
Total liabilities	8,264	21,164
Commitments and contingencies (Note 17)
Redeemable preferred shares ($0.001 par value, 10,000,000 and 14,539,330 shares authorized, 0 and 10,500,440 shares issued and outstanding at December 31, 2020 and 2019, respectively)	—	93,484
Stockholders' equity (deficit): (Note 18)
Common shares ($0.001 par value, 100,000,000 and 24,000,000 shares authorized, 31,816,020 and 1,504,251 shares issued and outstanding at December 31, 2020 and 2019, respectively)	32	8
Warrants	2,614	698
Additional paid-in-capital	213,624	30,829
Accumulated other comprehensive loss	(6,928)	(6,950)
Accumulated deficit	(148,275)	(121,230)
Total shareholders’ equity (deficit)	61,067	(96,645)
Total liabilities, temporary equity and shareholders’ equity	$69,331	$18,003
The accompanying notes are an integral part of these financial statements.

MEDAVAIL HOLDINGS, INC.
Consolidated Statements of Operations
(US Dollars in thousands, except share and per-share amounts)

	Year Ended December 31,
	2020	2019
Sales:
Pharmacy and hardware sales (Note 19)	$10,596	$3,385
Service sales (Note 19)	3,372	386
Total sales	13,968	3,771
Cost of sales:
Pharmacy and hardware cost of sales	8,593	2,674
Service cost of sales	212	149
Total cost of sales	8,805	2,823
Gross profit	5,163	948
Pharmacy operations (Note 13)	5,687	3,988
General and administrative (Note 14)	16,562	13,285
Selling and marketing	3,043	3,276
Research and development	682	1,106
Merger expenses	4,691	—
Goodwill write-off	—	137
Operating loss	(25,502)	(20,844)
Other loss, net (Note 15)	(110)	—
Interest income	43	45
Interest expense	(1,241)	(734)
Loss before income taxes	(26,810)	(21,533)
Income tax (Note 16)	—	—
Net loss	$(26,810)	$(21,533)
Net loss per share - basic and diluted (Note 6)	$(4.69)	$(13.37)
Weighted average shares outstanding - basic and diluted	5,722,095	1,610,620
The accompanying notes are an integral part of these financial statements.

MEDAVAIL HOLDINGS, INC.
Consolidated Statements of Comprehensive Loss
(US Dollars in thousands, except per-share amounts)

	Year Ended December 31,
	2020	2019
Net loss	$(26,810)	$(21,533)
Other comprehensive loss:
Foreign currency translation adjustment	22	(19)
Total comprehensive loss	$(26,788)	$(21,552)
The accompanying notes are an integral part of these financial statements.

MEDAVAIL HOLDINGS, INC.
Consolidated Statements of Shareholders' Equity (Deficit)
(US Dollars in thousands, except per share amounts)

	Common Shares		Preferred Shares		Treasury Stock	Warrants	Additional Paid-in-Capital	Accumulated Equity (Deficit)	Accumulated Other Comprehensive Loss	Total Equity (Deficit) and Temporary Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares
Balance at December 31, 2018	1,481,926	$8	7,479,862	$68,533	—	$191	$30,947	$(99,697)	$(6,931)	$(6,949)
Net loss	—	—	—	—	—	—	—	(21,533)	—	(21,533)
Shares issued for options exercises	22,325	—	—	—	—	—	35	—	—	35
Preferred shares issued	—	—	3,020,578	24,951		—	—	—	—	24,951
Share-based compensation	—	—	—	—	—	—	354	—	—	354
Warrants issued	—	—	—	—	—	507	(507)	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(19)	(19)
Balance at December 31, 2019	1,504,251	$8	10,500,440	$93,484	—	$698	$30,829	$(121,230)	$(6,950)	$(3,161)
Net loss	—	—	—	—	—	—	—	(26,810)	—	(26,810)
Shares issued in transaction	12,336,913	12	—	—	—	—	83,890	—	—	83,902
Issuance of preferred shares	—	—	102,777	788	—	—	—	—	—	788
Conversion of debt	1,924,995	2	—	—	—	—	13,088	—	—	13,090
Conversion of preferred shares	14,866,151	15	(10,603,217)	(94,272)	—	—	94,257	—	—	—
Issuance of common shares in connection with merger	1,015,983	1	—	—	—	—	(1)	—	—	—
Exercise of warrants	7,635	—	—	—	—	12	—	—	—	12
Shares issued for options exercises	160,092	—	—	—	—	—	313	—	—	313
Share-based compensation	—	—	—	—	—	—	380	—	—	380
Purchase of treasury stock	(67,188)	—	—	—	67,188	—	—	(892)	—	(892)
Issuance of treasury stock for options exercise	67,188	—	—	—	(67,188)	—	—	657	—	657
Warrants issued	—	—	—	—	—	1,904	(465)	—	—	1,439
Stock offering expense	—	—	—	—	—	—	(3,658)	—	—	(3,658)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	22	22
Consideration paid in merger	—	—	—	—	—	—	(5,000)	—	—	(5,000)
Adjustments related to merger	—	(6)	—	—	—	—	(9)	—	—	(15)
Balance at December 31, 2020	31,816,020	$32	—	$—	—	$2,614	$213,624	$(148,275)	$(6,928)	$61,067
The accompanying notes are an integral part of these financial statements.

MEDAVAIL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(US Dollars in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(26,810)	$(21,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant, and equipment	1,016	701
Amortization of intangible and leased assets	789	941
Bad debt and other non-cash receivables adjustments	242	—
Interest accretion on debt and finance leases	1,455	734
Goodwill write-off	—	137
Impairment of lease asset	—	41
Unrealized foreign currency loss (gain)	21	(19)
Stock compensation expense, net	380	354
Provisions for inventory	219	—
Changes in operating assets and liabilities:
Change in accounts receivable	(1,346)	(285)
Change in inventory	36	(149)
Change in prepaid expenses and other assets	(1,418)	(41)
Change in accounts payable, accrued expenses, and other liabilities	1,892	(231)
Change in contract liability	(4,529)	(196)
Change in operating lease liability due to cash payments	(581)	—
Net cash used in operating activities	(28,634)	(19,546)
Cash flows from investing activities:
Purchase of property, plant and equipment	(662)	(399)
Purchase of intangible and other assets	(155)	(3)
Net cash used in investing activities	(817)	(402)
Net cash flows from financing activities:
Issuance of common shares in private placement	83,900	—
Issuance of preferred shares	788	24,951
Issuance of common shares	50	—
Issuance of common shares upon exercise of options and warrants	275	35
Issuance of warrants	481	—
Proceeds from debt	12,994	—
Repayment of debt	(14,134)	—
Cash paid for offering expenses	(3,658)	—
Cash consideration in conjunction with Merger	(2,000)	—
Other financing activities	(98)
Net cash provided by financing activities	78,598	24,986
Net increase in cash, cash equivalents, and restricted cash	49,147	5,038
Cash, cash equivalents, and restricted cash at beginning of period	8,849	3,811
Cash, cash equivalents, and restricted cash at end of period	$57,996	$8,849
Supplemental cash flow disclosures:
Cash paid for operating lease payments	$581	$405
Supplemental noncash investing and financing activities:
Conversion of debt into common shares	$13,088	$—
Conversion of preferred shares into common shares	$94,257	$—
Note issued as consideration in conjunction with Merger	$3,000	$—
Purchase of treasury stock (Note 18)	$233	$—
Purchases of intangible assets in accounts payable	$72	$—
Purchases of property, plant and equipment in accounts payable	$—	$31
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$737	$1,511
Finance leases	$168	$—

The accompanying notes are an integral part of these financial statements.

MEDAVAIL HOLDINGS, INC.
Notes to Consolidated Financial Statements
NOTE 1 - NATURE OF OPERATIONS
MedAvail Holdings, Inc., or MedAvail, or the Company, a Delaware corporation formerly known as MYOS RENS Technology, is a telehealth-enabled pharmacy technology company that has developed and commercialized an innovative self-service pharmacy, mobile application, kiosk and drive-thru solution. MedAvail's principal technology and product is the MedCenter, a pharmacist controlled, customer-interactive, prescription dispensing system akin to a “pharmacy in a box” or prescription-dispensing ATM. The MedCenter facilitates live pharmacist counselling via two-way audio-video communication with the ability to dispense prescription medicines under pharmacist control. MedAvail also operates SpotRx, or the Pharmacy, a full-service retail pharmacy utilizing the Company’s automated pharmacy technology.
Merger Agreement
On June 30, 2020, MYOS RENS Technology Inc., a Nevada corporation, or MYOS, and MedAvail, Inc., or MAI, a Delaware corporation based in Canada, entered into an Agreement and Plan of Merger and Reorganization, or Merger Agreement, by and among MYOS, MAI, and Matrix Merger Sub, Inc., a newly-created wholly-owned subsidiary of MYOS, or Merger Sub, pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub merged with and into MAI, with MAI being the surviving corporation and a wholly-owned subsidiary of MYOS, or the Merger. The Boards of Directors of MYOS and MAI both approved the Merger and recommended approval of the Merger by their respective shareholders.
Immediately prior to the merger, Private Placement Shares were sold by MAI to certain subscribers in a total of $83.9 million. These shares were converted to common shares of the Post-Merger Public Company shares immediately following the merger.
At November 17, 2020, the effective time of the Merger, or Effective Time: (a) each share of MAI’s common stock and each share of MAI’s preferred stock outstanding immediately prior to the Effective Time, excluding any dissenting shares, was automatically converted solely into the right to receive a number of shares of MYOS common stock, or “MYOS Common Stock”, calculated according to the exchange ratio described below; (b) each outstanding MAI stock option that was not exercised prior to the Effective Time was assumed by MYOS; and (c) each outstanding warrant to acquire MAI capital stock that was not exercised prior to the Effective Time was assumed by MYOS. Under the exchange ratio formula in the Merger Agreement, as of immediately after the Merger, the former MAI security holders owned approximately 96.8% of the aggregate number of fully-diluted shares of MYOS Common Stock outstanding following the consummation of the Merger, or the Post-Closing Shares, and the shareholders of MYOS immediately prior to the Merger owned approximately 3.2% of the Post-Closing Shares, subject to the adjustments set forth in the Merger Agreement. The exchange ratio was fixed prior to the closing of the Merger to reflect MYOS’s and MAI’s respective capitalizations as of immediately prior to the Effective Time. The Merger qualifies for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.
Immediately following the Merger, the name of the post-merger combined company, or the Post-Merger Combined Company, was changed from “MYOS RENS Technology Inc.” to “MedAvail Holdings, Inc.” The Merger Agreement provided that the Board of Directors of the Post-Merger Combined Company consists of members who were directors of MAI immediately prior to the Merger. The executive officers of the Post-Merger Combined Company were designated by MAI, and are MAI’s executive officers from immediately preceding the Merger.
Accounting For Merger
The Merger was treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of MYOS’s operations were disposed of immediately following the consummation of the Merger as a stock dividend to former MYOS shareholders. In connection with the Merger, MedAvail paid cash of $2.0 million and issued a $3.0 million promissory note, of which, the first payment of $1.0 million was made at closing, to MYOS, Inc. The assets and liabilities and the historical operations that are reflected in these consolidated financial statements are those of MAI as if MAI had always been the reporting company. All reference to MedAvail Holdings, Inc. shares of common stock, warrants and options have been presented on a Post-Merger, post-reverse split basis. Equity is also that of MAI, with an adjustment for the fair value of the accounting acquiree, which, due to the disposal of the historical assets and liabilities, consists only of the cash and promissory note issued to MYOS Corp.
Expenses related to the Merger were expensed as incurred. Certain expenses were incurred in conjunction with the private placement stock offering, and such expenses were recorded as a cost of issuing equity and reported in additional paid-in-capital.
NOTE 2 - GOING CONCERN
The consolidated financial statements for the years ended December 31, 2020 and 2019 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The Company has the ability to meet its total liabilities of $8.3 million at December 31, 2020.
Relevant accounting standards require that management make a determination as to whether or not substantial doubt exists as to our ability to continue as a going concern. If substantial doubt does exist management should determine if there are plans in place which alleviate that doubt. Management has determined that there is not substantial doubt as to the Company’s ability to continue as a going concern. The Company has received $83.9 million cash (before expenses related to the offering and merger) from private placement financing related to the reverse merger discussed in Note 18, and which funding converted into common equity immediately subsequent to the Merger. The net cash from the offering and Merger will provide liquidity for the Company to support operations and growth for longer than the next 12 months.
NOTE 3 - BASIS OF PRESENTATION
Basis of Presentation
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss accruals, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization and in-process research and development intangible assets, impairment of long-lived assets and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed to be necessary.
The Company bases its estimates on the information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances including estimates of the impact of COVID-19. The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors, including but not limited to, the severity and duration of COVID-19, the extent to which it will impact our clinic customers, employees, suppliers, vendors, and business partners. The Company assessed certain accounting matters that require consideration of estimates and assumptions in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s, intangible and other long-lived assets including operating lease right-of-use assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated financial statements in future reporting periods. Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Actual results may differ.
The COVID-19 pandemic has severely impacted the economies of the U.S., Canada, and other countries around the world.
The impact of COVID-19, the influence of certain holidays, seasonality, foreign currency rates, changes in vendor, payer and customer relationships and terms, strategic transactions including acquisitions, changes in laws and general economic conditions in the markets in which the Company operates and other factors on the Company’s operations and net earnings for any period may not be comparable to the same period in previous years.
Certain prior period amounts have been reclassified in operating expenses to conform to current period presentation in the consolidated statements of operations.
Fiscal years ended December 31, 2020 and December 31, 2019, respectively, may be referred to as 2020 and 2019.
Amounts presented in these consolidated financial statements are in United States dollars unless otherwise indicated.
Our critical accounting policies are those that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our accounting policies are set forth in Note 4. Significant Accounting Policies.
Principles of consolidation
The consolidated financial statements include the accounts of all entities controlled by MedAvail Holdings, Inc., which are referred to as subsidiaries. MedAvail Technologies Inc., MedAvail Technologies (US) Inc., MedAvail Pharmacy Inc., MedAvail, Inc. and On the Spot Rx. Inc. are all subsidiaries of MedAvail. MedAvail has no interests in variable interest entities of which MedAvail is the primary beneficiary. All intercompany balances and transactions have been eliminated. During 2019, MedAvail elected to close down its Canadian pharmacy operations, to focus on growth of the SpotRx Pharmacy business in the US.
Stock split

As part of the Merger transaction and as discussed in Note 18 below, the Company recorded a 1.26 for 1 split for its common shares. All share and per share amounts have been recalculated and presented reflecting the split.

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
MedAvail classifies all highly liquid instruments with an original maturity of three months or less as cash equivalents. MedAvail cash and cash equivalents generally include funds held in checking and savings accounts at large American and Canadian financial institutions and denominated in U.S. Dollars and Canadian Dollars.
Restricted Cash
MedAvail considers cash to be restricted when withdrawal or general use is legally restricted. MedAvail maintains a balance with the issuer of certain purchasing cards as a guarantee for those cards. Due to the nature of the deposit, the balance is classified as restricted cash. Restricted cash is included in the balance for cash presented in the statements of cash flows.
Accounts Receivable
Accounts receivable are primarily comprised of trade receivables presented net of allowance for doubtful accounts. MedAvail maintains an allowance for doubtful accounts based on its assessment of the collectability of amounts owed by customers. The allowance consists of known specific troubled accounts as well as an amount based on overall estimated potential uncollectible accounts receivable based on historical experience. At December 31, 2020, MedAvail had a balance of $44 thousand in allowance for doubtful accounts. MedAvail had no allowance for doubtful accounts at December 31, 2019. At December 31, 2020, MedAvail had a balance of $0.3 million due from MedAvail’s employees which was included in accounts receivable. MedAvail had no amounts owing from employees as at December 31, 2019

Prepaid expenses and other current assets
Prepaid expenses and other current assets consist primarily of prepaid amounts for insurance, rent and general operating expenses. At December 31, 2020, $1.3 million of the balance of prepaid expenses and other current assets was prepaid insurance. At December 31, 2019 the entire balance was general operating expenses.
Research and Development
Research and development expenses represent costs incurred to develop and innovate on MedAvail’s MedCenter platform technology, including development work on hardware, software and supporting information technology infrastructure. Wages and salaries consist of compensation costs incurred for research and development employees and contractors including bonuses, health plans, severance, and contractor costs. MedAvail has not performed research and development conducted for others or provided such services to external parties.
MedAvail recognizes hardware development costs as they are incurred. When hardware is constructed for use by customers, costs are capitalized after technological feasibility is achieved and expensed before technological feasibility is achieved. Costs of hardware completed but not yet placed in service are capitalized as equipment (a long-lived asset) on the consolidated balance sheets. Costs of hardware completed and placed in service with customers are capitalized as equipment and depreciated (expensed) over the estimated useful life of the equipment.
Software
Software development costs are accrued and expensed based on ASC 985, which is designed for software costs that MedAvail intends to sell or lease (in conjunction with related hardware). Any software development costs that are incurred prior to the point where the project has demonstrated technological feasibility are expensed as they are incurred. Once technological feasibility has been established, most development costs are capitalized. Once development is complete and the software is made available for release to customers, capitalization no longer is appropriate because any remaining costs are considered ongoing maintenance and support. These are expensed as they are incurred. The definition of “technological feasibility”, per ASC 985, is “the technological feasibility of a computer software product is established when the entity has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements.” Software development costs are subject to these rules regardless of whether the costs were generated internally (employee time) or externally (vendor fees).
Foreign Currency Translation

The functional currency for all our subsidiaries is the U.S. dollar. Gains and losses resulting from the remeasurement of foreign currency amounts to the functional currency are included in operating expenses in the consolidated statements of comprehensive loss. Gains and losses resulting from translating assets and liabilities from the functional currency to U.S. dollars are included in Foreign currency translation adjustment in the consolidated statements of comprehensive loss. The spot exchange rates used for the year ended December 31, 2020 and 2019 were 1 USD to 0.7854 CAD and 1 USD to 0.7525 CAD, respectively.
Government Grants
The Company accounts for government grants and loans as debt until it is reasonably assured that all or a portion of the loan will be forgiven, often indicated by a notice received from the government agency in question that the amount has been forgiven. At that time, the amount that is forgiven is converted from debt and recognized as grant income. The Company does not impute interest on government loans if the rate is determined to be below-market due to the scope exemption for government-mandated interest rates.
Convertible Debt
The Company accounts for convertible debt and related transactions in accordance with ASC 470-20, Debt with Conversion and Other Options, ASC 815, Derivatives and Hedging, and ASC 480, Distinguishing Liabilities from Equity. The Company evaluates convertible debt instruments and related transactions at inception to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. Convertible debt instruments that may be settled in cash are separated into liability and equity components. The allocation to the liability component is based on the fair value of a similar instrument that does not contain an equity conversion option. Based on this debt-to-equity ratio, debt issuance costs are then allocated to the liability and equity components in a similar manner. The difference between the principal amount of the convertible debt instruments and the liability component, inclusive of issuance costs, represents the debt discount, which is amortized to interest expense over the term of instruments. The determination of the discount rate requires certain estimates and assumptions.
Lease Revenue
MedAvail provides its MedCenter units to customers on a contract that includes use of the MedCenter, along with a software license and maintenance agreement. Agreements for such leases to date have been determined to be operating leases leases due to short-term nature and cancellation clauses, and have been recorded following lessor guidance for operating leases. The portion of the consideration in the contract related to the MedCenter is considered lease revenue and the MedCenters leased to customers are carried on the Company’s consolidated balance sheets as MedCenter equipment and depreciated. Lease revenue also includes non-lease components where applicable. For the years ended December 31, 2020 and 2019, lease revenue was $0.5 million and $0.3 million, respectively, within the pharmacy and hardware sales on the consolidated statements of operations.
MedCenter Revenue Recognition
MedAvail derives its revenue from the sale of MedPlatform Systems, which include MedCenter prescription dispensing kiosks, and the associated software, hardware, and service components necessary for operation, along with sales of products dispensed by MedCenters, and retail pharmacy sales. Contracts with customers often include promises to transfer multiple products and services. If any of these judgments were to change it could cause a material increase or decrease in the amount of revenue we report in a given period.
Under Accounting Standards Codification, or ASC, Topic 606: Revenue from Contracts with Customers, or Topic 606, the amount of revenue recognized for any goods or services reflects the consideration that MedAvail expects to be entitled to receive in exchange for those goods and services. To achieve this core principle, MedAvail applies the following five-step approach: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as a performance obligation is satisfied.
A contract is accounted for when there has been approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Performance obligations under a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. In certain instances, MedAvail has concluded distinct goods or services should be accounted for as a single performance obligation that is a series of distinct goods or services that have the same pattern of transfer to the customer. To the extent a contract includes multiple promised goods or services, MedAvail must apply judgment to determine whether the customer can benefit from the goods or services either on their own or together with other resources that are readily available to the customer (the goods or services are distinct.)

MedAvail must also determine if the promise to transfer the goods or services to the customer is separately identifiable from other promises in the contract (the goods or services are distinct in the context of the contract). If these criteria are not met, the promised services are accounted for as a single performance obligation.
The transaction price is determined based on the consideration that MedAvail will be entitled to in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, MedAvail estimates the amount of variable consideration that should be included in the transaction price, generally utilizing the expected value method. During 2020 and 2019, MedAvail had no contracts that included variable consideration. Determining the transaction price requires judgment. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis.
Standalone selling price is determined by the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, MedAvail estimates the standalone selling price by taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Performance obligations are satisfied either over time or at a point in time as discussed in the Pharmacy Technology Segment information below. In addition, MedAvail’s contracts with customers generally do not include significant financing components or non-cash consideration.
MedPlatform sales agreements generally contain an agreement to provide a MedCenter prescription dispensing kiosk, and often with agreements to provide software, hardware and maintenance services, which are necessary for the operation of the MedCenter, and can only be provided by MedAvail. Management reviews each contract to provide MedPlatform systems to determine if it consists of one or multiple performance obligation. In cases of a single performance obligation, ASC 606 allows revenue to be recognized over time if the customer simultaneously receives and consumes the provided benefits.
In each instance, revenue is typically initially recognized when the MedCenter is controlled by the customer. Revenue continues to be recognized going forward in the periods in which the hardware, software and maintenance services are provided to the customer.
For any amounts received prior to the fulfillment of the obligation, a contract liability is recorded. As of December 31, 2020 and 2019, the consolidated balance sheets included $0.3 million and $4.8 million, respectively, of contract liability.
Pharmacy Revenue Recognition
The Company recognizes revenue, net of sales taxes and expected returns, at the time it sells merchandise or dispenses prescription drugs to the customer. Revenue from the sale of the pharmaceutical products is recorded at a transaction price which includes an estimate of DIR fees associated with prescription drugs dispensed during the year. DIR fees are calculated by pharmacy benefit managers (PBMs) after the sale is completed. The DIR fees under these arrangements are accounted for as variable consideration, estimated at the time of sale using the most likely amount method, and recognized as a reduction in revenue. The provisions for revenue reserves for such variable consideration recognized within accounts receivable amounted to $0.2 million as of December 31, 2020. Management developed the estimated provisions for revenue reserves based on historical trends adjusted for product mix and PBM mix.
Inventory
Inventory for the retail pharmacy services segment consists of pharmaceuticals. Inventories for the retail pharmacy segment are stated at the lower of cost (first in, first out) or net realizable value.
Inventory for the pharmacy technology segment consists primarily of MedCenter kiosk finished goods. Inventories are stated at the lower of cost (specific identification) or net realizable value.
Impairment of Long Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable, MedAvail compares the carrying amount of an asset group to future undiscounted net cash flows, excluding interest costs, expected to be generated by the asset group and their ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. For the years ended December 31, 2020 and 2019, MedAvail did not recognize any significant impairments of long lived assets.
Property, plant and equipment

Property, plant and equipment are carried in the accounts at cost less accumulated depreciation. Gains and losses arising on the disposal of individual assets are recognized in income in the period of disposal. Costs, including financing charges and certain design, construction and installation costs related to assets that are under construction and are in the process of being readied for their intended use, are recorded as construction-in-progress and are not subject to depreciation.
Depreciation is recorded from the date each asset is placed into service on a straight-line basis over the estimated useful lives of the property, plant and equipment as follows:

IT equipment	1 – 3 years
General plant and equipment	5 – 8 years
Vehicles	5 years
Office furniture and equipment	5 – 8 years
Leasehold improvements	lesser of useful life or term of lease
MedCenter equipment	5 years
Maintenance and repairs are charged to expense as incurred. Renewals and betterments that materially prolong the useful lives of the assets are capitalized. The cost and related accumulated depreciation of property retired or sold are removed from the accounts, and gains or losses are recognized in the consolidated statements of operations.
Goodwill and Other Intangible Assets
Intangible assets consist of software, patents and know-how. Intangible assets acquired through asset acquisitions or business combinations are initially recognized at fair value based on an allocation of the purchase price. No development costs have been capitalized to date. The intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization of the intellectual property commenced in 2014 on delivery of the first proof of concept MedCenter. MedAvail evaluates the reasonableness of the estimated useful lives of these intangible assets on an annual basis. During the year ended December 31, 2019, MedAvail wrote off the $0.1 million balance for goodwill related to its Canadian operations due to the discontinuance of those operations.
Amortization is recorded from the date each asset is placed into service on a straight-line basis over the estimated useful lives of intangible assets as follows:

Intellectual property	6 years
Website and mobile application	2 years
Software	1 – 5 years
Goodwill	not amortized
The following table presents intangible asset balances:

	December 31,
	2020	2019
Gross intangible assets:
Intellectual property	$3,857	$3,857
Website and mobile application	583	583
Software	1,815	1,582
Total intangible assets	6,255	6,022
Accumulated amortization:
Intellectual property	(3,857)	(3,857)
Website and mobile application	(583)	(513)
Software	(1,588)	(1,582)
Total accumulated amortization	(6,028)	(5,952)
Total net book value	$227	$70
Leases

MedAvail maintains operating leases primarily for manufacturing facilities, research and development facilities, corporate offices, and certain equipment.
Upon adoption of Accounting Standards Codification Topic 842, Leases, or ASC 842, as of January 1, 2019, we derecognized our previously recorded deferred rent balance. ASC 842 requires lessees to recognize a right-of-use, or ROU, asset and a lease liability on the balance sheet for substantially all leases, except for short-term leases. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. We adopted ASC 842 under a modified retrospective method without the recasting of comparative periods’ financial information.
MedAvail analyzes new contracts to determine whether they include leased assets; such leases are referred to as embedded leases. When evaluating contracts for embedded leases, MedAvail exercises judgment to determine if there is an explicitly or implicitly identified asset in the contract and if MedAvail controls the use of that asset.
MedAvail’s accounting policy deems leases with an initial term of 12 months or less short-term leases. MedAvail recognizes lease expense for short-term lease payments on a straight-line basis over the term of the lease.
Operating lease right-of-use, or ROU, assets and lease liabilities are recognized based on the present value of lease payments over the lease term. Because most of MedAvail’s leases do not include an implicit discount rate, MedAvail uses its incremental borrowing rate to calculate the present value of lease payments. As a practical expedient, MedAvail made an accounting policy election not to separate lease components (e.g. payments for rent, real estate taxes and insurance costs) from non-lease components (e.g. common-area maintenance costs). As a result, MedAvail includes both lease and non-lease components to calculate the right-of-use asset and related lease liability (if the non-lease components are fixed).
See Note 11 “Leases” for our fiscal 2020 disclosures.
Share-based compensation
MedAvail has a stock option plan whereby awards are granted to certain employees of MedAvail. The fair value of the stock options granted by MedAvail to employees of MedAvail is recognized as compensation expense on a straight-line basis over the applicable stock option vesting period. MedAvail measures the fair value of the options using the Black-Scholes option pricing model as of the grant date/measurement date. Shares issued upon the exercise of options are new shares. MedAvail estimates forfeitures based on historical experience and expense related to awards is adjusted over the term of the awards to reflect their probability of vesting. All fully vested awards are fully expensed.
Warrants
MedAvail has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards once issued. Certain obligations to issue warrants as compensation for services may be initially classified as liabilities before the warrants are issued. MedAvail measures the fair value of the awards using the Black-Scholes option pricing model as of the grant date/measurement date. Warrants issued on November 12, 2020 to a service provider were valued based on the liability settled with their issuance. Warrants issued are initially recorded at fair value as a reduction to contributed surplus or as an expense if the warrants are issued to pay for services.
Deferred financing costs
Financing costs incurred to issue debt are capitalized and amortized using the effective interest method until the individual financial liability matures and are included as a component of interest expense in the consolidated statements of operations. Financing costs incurred to issue equity are capitalized and netted against the respective class of shares they were incurred to issue. At December 31, 2020 and 2019, $3.6 million and $0.2 million, respectively, of financing costs incurred to issue equity were included in the consolidated balance sheets.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Standards
Implementation Costs Incurred in a Cloud Computing Arrangement
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)”: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Prior to the adoption of ASU 2018-15, we capitalized implementation costs incurred during the application development phase of cloud computing arrangements to plant, property and equipment, net on our consolidated balance sheets and have recognized expense over the useful life of the related asset within depreciation and amortization on our consolidated statements of operations. After the adoption of ASU 2018-15, we capitalize such costs within prepaid expenses and other current assets on our consolidated balance sheets and recognize expenses over the expected contract term within general and administrative expenses or other operating costs on our consolidated statements of operations, consistent with where the expenses associated with the hosting element of the arrangement are presented. MedAvail assessed the impact of the new accounting standard on its consolidated financial statements to facilitate its adoption of the new standard on January 1, 2020. The adoption of ASU 2018-15 did not result in a material change to our consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
Measurement of Credit Losses on Financial Statements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)”- Measurement of Credit Losses on Financial Instruments”, (“ASU 2016-13”), supplemented by ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”, (“ASU 2018-19”). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 became effective for Public Business Entities who are SEC filers for fiscal years beginning after December 15, 2019, other than smaller reporting companies, all other public business entities and private companies, with early adoption permitted. MedAvail assessed the impact of the new accounting standard on its consolidated financial statements to facilitate its required adoption of the new standard on January 1, 2021. Management expects no impact on our consolidated financial statements upon adoption.
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). This guidance removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of our fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.
Debt with Conversion and Other Options
In August 2020, the FASB issued ASU No. 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting For Convertible Instruments and Contracts in an Entity's Own Equity” (“ASU 2020-06”). The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. This ASU will be effective beginning in the first quarter of our fiscal year 2021. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements and related disclosures.
There was no other recently issued and effective authoritative guidance that is expected to have a material impact on the Company’s consolidated financial statements through the reporting date.

NOTE 6 - EARNINGS (LOSS) PER SHARE
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period.
The following table presents warrants included in weighted average shares outstanding due to their insignificant exercise price:

Shares	Issuance Date
118,228	May 9, 2018
309,698	February 11, 2020
84,911	June 29, 2020
58,518	November 18, 2020
During the years ended December 31, 2020 and 2019, there was no potential dilution from stock options or other warrants due to the Company’s net loss position. Weighted average shares for historical periods have been adjusted for the effect of the 1.26 for 1 split on November 17, 2020 as part of the Merger. The following table sets forth the computation of basic and diluted earnings per share.

	Year Ended December 31,
	2020	2019
Net loss - basic and diluted	$(26,810)	$(21,533)
Weighted average shares - basic and diluted	5,722,095	1,610,620
Net loss per share - basic and diluted	$(4.69)	$(13.37)
For the years ended December 31, 2020 and 2019, there were a weighted average of 2.6 million and 2.0 million, respectively, of option awards outstanding that were not included in the diluted shares calculation because their inclusion would have been antidilutive.
NOTE 7 - FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
As of December 31, 2020 and 2019, our assets and liabilities that were accounted for at fair value were cash and cash equivalents, restricted cash and liabilities to issue warrants in exchange for a service provided.
Fair value measurements are categorized in one of the following three levels based on the lowest level input that is significant to the fair value measurement in its entirety:
Level 1- Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2- Observable inputs other than quoted prices in active markets for identical assets or liabilities include:
a.quoted prices for similar assets or liabilities in active markets;
b.quoted prices for identical or similar assets or liabilities in inactive markets;
c.inputs other than quoted prices that are observable for the asset or liability;
d.inputs that are derived principally from or corroborated by observable market data by correlation or other means.
If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.
Level 3- Inputs to the valuation methodology are unobservable (i.e., supported by little or no market activity) and significant to the fair value measure.
The liabilities to issue warrants are evaluated at each reporting period to determine if that liability still exists. At each reporting period, the Company recalculates the value of the potential warrants using the Black-Scholes model with Level 2 inputs updated as of the balance sheet date.

Assets and liabilities measured at fair value on a recurring basis were as follows:

		Fair Value Hierarchy
	December 31, 2020	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$57,936	$57,936	$—	$—
Restricted cash	60	60	—	—
Total assets	57,996	57,996	—	—

		Fair Value Hierarchy
	December 31, 2019	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$8,791	$8,791	$—	$—
Restricted cash	58	58	—	—
Total assets	8,849	8,849	—	—
Liabilities to issue warrant	$448	$—	$—	$448
The carrying amount of the Company’s short-term notes and PPP loan approximates fair value due to their short-term nature and the loans carry a current market rate, a Level 2 input. The carrying amount of the Company's convertible promissory note approximates fair value based upon market interest rates available to us for debt of similar risk and maturities, a Level 2 input. Refer to Note 12, Debt, for further information regarding the Company’s short-term notes, PPP loan and convertible promissory note.
NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents details of accounts payable and accrued liabilities:

	December 31,
	2020	2019
Accounts payable and accrued liabilities:
Payroll	$2,760	$1,432
Legal expense accruals	91	119
Trade accounts payable	1,339	409
Other accrued liabilities	322	385
Total accounts payable and accrued liabilities	$4,512	$2,345
NOTE 9 - INVENTORY
The following table presents detail of inventory balances:

	December 31,
	2020	2019
Inventory:
Raw materials	$325	$344
MedCenters	1,655	3,739
Pharmacy	837	511
Total inventory	$2,817	$4,594
At December 31, 2020, the Company had a balance of approximately $0.2 million in reserve for obsolescence of inventory, which was classified in cost of sales. At December 31, 2019, the Company did not have a reserve for obsolescence of inventory.
During the year ended December 31, 2020, $7.3 million of inventory was recognized as pharmacy cost of sales and $0.4 million was recognized as hardware cost of sales on the consolidated statement of operations. During the year ended December 31, 2019, $2.6 million of inventory was recognized as pharmacy and hardware cost of sales on the consolidated statement of operations
NOTE 10 - PROPERTY, PLANT AND EQUIPMENT
MedAvail's principal technology product offering is the MedCenter, an interactive prescription dispensing kiosk unit that, when used in combination with MedAvail's proprietary software, connects customers live with a pharmacist. MedCenter equipment includes all of the necessary hardware and components that are required to be installed at the kiosk site in order to provide a functional MedCenter kiosk.
The following tables present property, plant and equipment balances:

	December 31, 2020
	Cost	Accumulated Depreciation	Net
Property, plant and equipment:
MedCenter equipment	$4,622	$1,525	$3,097
Leasehold improvements	799	605	194
IT equipment	1,999	1,768	231
Office furniture and equipment	329	230	99
Vehicles	54	27	27
General plant and equipment	353	296	57
Work-in-process	$90	$—	$90
Total property, plant and equipment	$8,246	$4,451	$3,795

	December 31, 2019
	Cost	Accumulated Depreciation	Net
Property, plant and equipment:
MedCenter equipment	$3,303	$1,139	$2,164
Leasehold improvements	666	444	222
IT equipment	2,151	1,975	176
Office furniture and equipment	282	203	79
Vehicles	54	18	36
General plant and equipment	310	284	26
Total property, plant and equipment	$6,766	$4,063	$2,703
During the years ended December 31, 2020 and 2019, there was a transfer of $1.5 million and $1.6 million, respectively, from inventory to property, plant and equipment. MedCenter units in inventory are transferred to property, plant and equipment when those units are either put into service at one of the Company’s SpotRx clinics or leased to a third party.
There was $0.7 million of leased MedCenter equipment, net of $0.3 million accumulated depreciation, in property, plant and equipment as of December 31, 2020, There was $0.4 million of leased MedCenter equipment, net of $0.1 million accumulated depreciation in property, plant and equipment as of December 31, 2019.
MedAvail recognized $1.0 million and $0.7 million of depreciation for the years ended December 31, 2020 and 2019, respectively, of which $0.2 million and $0.1 million, respectively, was included in cost of sales.
NOTE 11 - LEASES
MedAvail maintains operating leases primarily for manufacturing facilities, research and development facilities, corporate offices, and certain equipment. Pursuant to the transition guidance in ASC 842, MedAvail elected a package of practical expedients which allowed it to not reassess whether its current contracts contain leases, and to retain historical lease classifications for its current leases.
Lease terms include options to extend or terminate leases when it is reasonably certain that MedAvail will exercise those options. Real estate leases for facilities have an average remaining lease term of 2 – 3 years, which include options to extend the leases for up to two years where applicable.
Certain of MedAvail’s lease agreements contain variable lease payments that are adjusted periodically for inflation or to adjust estimated amounts for actual operating expenses; these variable amounts are not material. When sublease income is generated for certain properties, MedAvail records our liability separately from those expected inflows. MedAvail’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. See Note 19 for rental revenue.
Operating lease expense was $0.8 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively.
Balance sheet amounts for lease assets and leases liabilities are as follows:

	December 31,
	2020	2019
Assets
Operating:	$1,108	$1,050
Finance:	131	—
Total assets	$1,239	$1,050
Liabilities:
Operating:
Current	612	526
Long-term	572	565
Finance:
Current	53	—
Long-term	79	—
Total liabilities	$1,316	$1,091
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s leases as follows:

	December 31,
	2020	2019
Finance leases:
Weighted-average remaining lease term (years)	2.4	—
Weighted-average discount rate	6.0%	—
Operating leases:
Weighted-average remaining lease term (years)	2.5	2.3
Weighted-average discount rate	6.0%	6.0%
Maturities of operating leases liabilities are as follows:

December 31, 2020
2021	$663
2022	311
2023	165
2024	105
2025	37
Thereafter	—
Total lease payments	1,281
Less: present value discount	(97)
Total leases	$1,184
Maturities of finance lease liabilities are as follows:

December 31, 2020
2021	$58
2022	57
2023	27
2024	—
2025	—
Thereafter	—
Total finance lease payments	142
Less: imputed interest	(10)
Total leases	$132

At December 31, 2019, MedAvail determined that two of its operating lease locations were no longer necessary and began to search for sublessees. As a result, MedAvail determined that the ROU Assets related to these two operating leases were impaired. MedAvail recorded a reserve against the ROU Assets in the amount of $41 thousand based upon estimates of future sublease dates and sublease rental rates. As of December 31, 2020, the reserve has been maintained.

NOTE 12 - DEBT
The following table presents debt balances at December 31, 2020 and December 31, 2019.

	December 31,
	2020	2019
Convertible promissory note due March 2021	$—	$12,476
Short-term note due May 2021	1,000	—
Short-term note due November 2021	1,000	—
PPP loan	161	—
Total debt	2,161	12,476
Less Short-term debt	2,161	—
Long-term debt	$—	$12,476
Convertible promissory note due March 2021
On March 24, 2016, MedAvail and a significant customer and investor entered into a subordinated secured convertible promissory five-year note agreement for $10.0 million. This note was convertible into common shares at the option holder’s request. Additionally, upon a change of control event as defined in the note agreement or upon an Initial Public Offering, or IPO, as defined under the agreement, the option holder could request conversion of the note into Series D preferred stock at $91.02 per share. Interest of 6% was accumulated and repayable on the maturity date at MedAvail’s option. Unpaid interest was added to the outstanding principal. This note, including accrued interest, was repaid in its entirety on November 17, 2020 with proceeds from the offering.
Note Offering
On May 26, 2020, the Company completed a convertible notes and warrants offering, or 2020 Note and Warrant Purchase Agreement, to certain of its existing investors whereby those investors purchased notes and warrants on a pro rata basis with their existing investments in the Company’s preferred stock. On September 29, 2020, a First Amendment to the 2020 Note and Warrant Purchase Agreement was entered into that extended the maturity date and indicated an aggregate principal amount limit. Cash received for the notes and warrants issued through December 31, 2020, was $12.7 million (including $8.5 million from related parties). The notes accrued interest at a rate of 10%, payable at maturity or upon conversion with a maturity date of June 30, 2021. Financing under this agreement for the three months ended December 31, 2020 totaled $4.5 million. As part of the Merger, principal and interest amounts of $13.1 million were converted to common stock, pursuant to the agreement. See Note 18 for further information.
PPP Loan
On May 14, 2020, the Company entered into two Promissory Notes with HSBC Bank, which provides for a loan in the aggregate amount of $0.3 million, or the PPP Loan, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act, or

the CARES Act. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses, including certain payroll costs, group health care benefits and other permitted expenses as described in the CARES Act. During 2020, MedAvail used the entire PPP Loan amount for qualifying expenses.
MedAvail has applied for forgiveness of the loan in accordance with the terms of the CARES Act. During November 2020, MedAvail received notice from HSBC Bank that $0.2 million of the loan was forgiven. Upon forgiveness of the PPP loan, the PPP loan amount is treated as a government grant.
MYOS Promissory Note
On November 17, 2020, the Company entered into a promissory note with MYOS Corp to borrow $3.0 million. The Company repaid $1 million of the borrowings on the closing date of the Merger. Half of the remaining balance is due on the six month anniversary of the closing date of the Merger, and the remaining half is due on the one year anniversary of the closing date of the Merger. The note does not accrue interest and may be repaid early without penalty. The balance of the note at December 31, 2020 was $2.0 million.
NOTE 13- PHARMACY OPERATIONS EXPENSES
Pharmacy operations expenses are as follows:

	Year Ended December 31,
	2020	2019
Pharmacy operations expenses:
Wages and salaries	$4,434	$2,239
Depreciation of property, plant and equipment	863	650
Other pharmacy operations expenses	317	158
Amortization of intangible assets	73	941
Total pharmacy operations expenses	$5,687	$3,988

NOTE 14- GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses are as follows:

	Year Ended December 31,
	2020	2019
General and administrative expenses:
Wages and salaries	9,959	8,198
Professional services	2,037	819
Rent and utilities	1,509	1,342
Office and IT supplies	1,243	1,168
Insurance	503	228
Share-based compensation	380	354
Travel and other employee expenses	343	618
Other general and administrative expenses	588	558
Total general and administrative expenses	$16,562	$13,285

NOTE 15 - OTHER LOSS
Other loss is as follows:

	Year Ended December 31,
	2020	2019
Other expenses:
Other expenses	$(428)	$—
Total other expenses	(428)	—
Other income:
Forgiveness of PPP loan (Note 12)	181	—
Other gain	137	—
Total other income	318	—
Total other loss	$(110)	$—

NOTE 16 - INCOME TAXES
The provision for income taxes in the consolidated statement of operations represents an effective rate different from the US statutory tax rate for the following reasons:

	Year Ended December 31,
	2020	2019
Loss before income taxes	$(26,810)	$(21,533)
Income tax recovery at statutory rate (21%)	(5,630)	(4,522)
Increase resulting from:
Effect of foreign tax rate	(252)	(669)
Unrecognized deferred tax asset	5,642	4,667
Permanent and other differences	240	524
Provision for income taxes	$—	$—
The effects of temporary differences that give rise to future income tax assets and future income tax liabilities have been determined as follows:

	Year Ended December 31,
	2020	2019
Future income tax assets:
Non-capital losses	$31,658	$26,078
Un-depreciated capital cost (UCC)	1,868	1,571
Other intangible items	223	23
Total future income tax assets	33,749	27,672
Future income tax liabilities:
Unrecognized deferred tax asset	(33,749)	(27,672)
Net future income tax asset	$—	$—
The Company has approximately $2.2 million of non-capital losses in Canada that can be used to reduce taxable income in future years. These losses will begin to expire in the year 2032. In the United States, MedAvail has approximately $41.2 million of net operating losses that can also be used to reduce taxable income in future years. These losses will begin to expire in the year 2032.
The Internal Revenue Service and Canada Revenue Agency have completed their examination of the Company’s income tax returns through tax year 2014. The Internal Revenue Service and Canada Revenue Agency have substantially completed their examinations of the Company’s income tax returns for the tax years 2015 through 2019. The agencies are currently examining the Company’s 2020 income tax returns.
A reconciliation of the beginning and ending amounts of unrecognized deferred tax benefits as of December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
	2020	2019

Beginning balance	$27,672	$23,101
Additions based on tax positions related to the current year	6,077	4,571
Ending balance	$33,749	$27,672
NOTE 17 - COMMITMENTS AND CONTINGENCIES
Legal
Following MYOS Rens Technology Inc.’s, or MYOS, and MedAvail, Inc.’s, or MAI, announcement of the execution of the Agreement and Plan of Merger and Reorganization dated June 30, 2020, or the Merger Agreement, on June 30, 2020, MYOS received separate litigation demands from purported MYOS stockholders on September 16, 2020 and October 20, 2020, respectively seeking certain additional disclosures in the Form S-4 Registration Statement filed with the Securities and Exchange Commission on September 2, 2020, or collectively, the Demands. Thereafter, on September 23, 2020, a complaint regarding the transactions contemplated within the Merger Agreement was filed in the Supreme Court of the State of New York, County of New York, captioned Faasse v. MYOS RENS Technology Inc., et. al., Index No.: 654644/2020 (NY Supreme Ct., NY Cnty., September 23, 2020), or the New York Complaint. On October 12, 2020, a second complaint regarding the transactions was filed in the District Court of Nevada, Clark County Nevada, captioned Vigil v. Mannello, et. al., Case No. A-20-822848-C, or the Nevada Complaint, and together with the New York Complaint, the Complaints, and collectively with the Demands, the Litigation.
The Demands and the Complaints that comprise the Litigation generally alleged that the directors of MYOS breached their fiduciary duties by entering into the Merger Agreement, and MYOS and MAI disseminated an incomplete and misleading Form S-4 Registration Statement. The New York Complaint also alleged MAI aided and abetted such breach of fiduciary duties.
MYOS and MAI believe that the claims asserted in the Litigation are without merit, and believe that the Form S-4 Registration Statement disclosed all material information concerning the transactions contemplated by the Merger Agreement, or the Merger, and no supplemental disclosure is required under applicable law. However, in order to avoid the risk of the Litigation delaying or adversely affecting the Merger and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, MYOS determined to voluntarily supplement the Form S-4 Registration Statement as described in the Current Report on Form 8-K on November 2, 2020. Subsequently, the Nevada Complaint and the New York Complaint were voluntarily dismissed. The remainder of the Litigation remains outstanding. MYOS and MedAvail specifically deny all allegations in the Litigation and/or that any additional disclosure was or is required.
Purchase Commitments
As of December 31, 2020 and 2019, MedAvail did not have any minimum purchase commitments that were material to its consolidated financial statements.
Defined Benefit Plans
MedAvail has a 401k plan available to employees, but during 2020 and 2019, had no commitment to make contributions to that plan and had no liability recorded related to the plan.
Sales Concentration Risk
One of MedAvail’s customers accounted for 34% of its sales in 2020, and a disruption of the relationship could have a significant impact on MedAvail.
Accounts Receivable Concentration Risk
Two of MedAvail’s customers accounted for 23% and 14% of accounts receivable, net in 2020, and a disruption of the relationships could have a significant impact on MedAvail.
Vendor Concentration Risk
The following table presents MedAvail’s vendor concentration:

	Year Ended December 31,
	2020	2019
Vendor A	26%	24%
Vendor B	15%	—%
Vendor A is a significant inventory supplier and a disruption of the relationship could have a significant impact on MedAvail. Vendor B was a vendor engaged for a one time project during 2020.

NOTE 18- REDEEMABLE PREFERRED STOCK, DEFICIT AND SHARE-BASED COMPENSATION EXPENSE
Redeemable Preferred Shares
Prior to the Merger, the outstanding MAI preferred stock was redeemable at the option of the holder, but not mandatorily redeemable, therefore it was classified as mezzanine equity and was recognized at the fair value as of the date of issuance (the proceeds on the date of issuance).
The following table presents changes in preferred shares outstanding for the years ended December 31, 2020 and 2019:

	Preferred Shares
	Shares	Amount
Balance at December 31, 2018	7,479,862	$68,533
Issued	3,020,578	24,951
Balance at December 31, 2019	10,500,440	93,484
Issued	102,777	788
Converted to common shares in Merger	(10,603,217)	(94,272)
Balance at December 31, 2020	—	$—
MAI had 10,000,000 authorized preferred shares, with a normal or par value of $0.001 per share. Pursuant to the terms of the Series E financing agreement, if a shareholder elected to participate in the financing, they were granted a number of conversion shares that were exchanged into the number of shares of such series of preferred stock equal to the number of shares held by such shareholder immediately prior to the common share conversion. Additionally, Series C, Series D and Series E preferred shares were subject to a full-ratchet anti-dilution adjustment until the earlier of the three-year anniversary of the initial Series E issuance date or the first equity financing at a price greater than the Series E original purchase price, with aggregate gross proceeds of greater than $10.0 million. The final closing of the first tranche of the Series E financing round occurred in June 2018, with additional tranches occurring in March, July and December 2019.
The following table presents the amount of preferred shares outstanding by series:

	December 31,
	2020	2019
Preferred shares outstanding:
Series A	—	1,175,544
Series B	—	2,222,886
Series C	—	1,634,249
Series D	—	502,630
Series E	—	4,965,131
Total preferred shares outstanding	—	10,500,440
On November 17, 2020, all shares of preferred stock were converted to common shares as follows:

	Shares Before Conversion	Conversion Ratio	Common Shares Issued
Series A preferred stock	1,175,544	1.0000000000	1,175,544
Series B preferred stock	2,222,886	1.0000000000	2,222,886
Series C preferred stock	1,634,249	1.5405636364	2,517,665
Series D preferred stock	502,630	1.6175909091	813,050
Series E preferred stock	5,067,908	1.0000000000	5,067,910
Total	10,603,217		11,797,055
Voting
The holders of the Preferred Stock were entitled to vote, together with the holders of common stock, on certain matters, exclusive of certain protective provisions under the Amended and Restated Certificate of Incorporation, or the Protective Provisions, submitted to stockholders for a vote. Each preferred stockholder was entitled to the number of votes equal to the number of shares of common stock into which each preferred share is convertible at the time of such vote.
The holders of the Preferred Stock voted, as a single class on an as converted to common stock basis, separately from the holders of common stock and subject to a 60% affirmative vote, on certain Protective Provisions, including but not limited to: entering into any liquidation event, merger, consolidation or form of reorganization; modifying the rights and privileges of the Preferred Stock so as to adversely affect the Preferred Stock; declaring or paying any dividend; redeeming, repurchasing or otherwise acquiring shares of common stock; amending the Certificate of Incorporation or By-Laws of the Company; increasing the number of authorized shares of Preferred Stock or common stock; and revising the number of members of the of Board of Directors.
Dividends
The holders of Preferred Stock were entitled to receive dividends, when and if declared by the Board of Directors and out of funds legally available. If a dividend was paid on the common shares, preferred shareholders would have been paid the same per-share dividend amount on an as-if-converted to common basis. Through November 18, 2020 MAI had not declared or paid any dividends.
The annual dividend rate by series is as follows:

Series A	$0.410000	CAD
Series B	$0.567800	CAD
Series C	$1.355696	CAD
Series D	$1.423480	CAD
Series E	$0.880000	CAD
Liquidation
In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the holders of the Preferred Stock, would have received a certain amount per share plus all declared but unpaid dividends, payable in preference and priority to any payments made to the holders of the common stock. The Holders of preferred shares would have been paid in accordance with the following liquidation preference with each series having the right to be paid before the others. Series E, Series D, Series C, Series B, Series A.
The amount received per share is as follows:

Series A	$5.1252	CAD
Series B	$7.0970	CAD
Series C	$16.9462	CAD
Series D	$17.7935	CAD
Series E	$11.0000	CAD
If preferred shareholders would have received a greater payment had their shares been converted to common shares prior to the liquidation, they would instead receive that greater amount. All remaining assets would have been paid to holders of common shares pro rata based on the number of shares held.
Conversion

Each share of Preferred Stock was convertible at the option of the holders at any time after the date of issuance into a number of shares of common stock as determined by dividing the conversion rate for that series of preferred shares by the conversion price in effect at the time of conversion, adjustable for certain dilutive events. All preferred shares would have automatically converted into common shares (i) on the closing of an IPO that generates at least $30.0 million CAD (net of underwriting discount and commissions) in proceeds to MAI; or (ii) on the election to do so by holders of at least two-thirds of the then outstanding preferred shares, voting on an as-if-converted to common basis. Common stock issued upon conversion are new shares.
Conversion rates are as follows:

Series A	$5.1252	CAD
Series B	$7.0970	CAD
Series C	$11.0000	CAD
Series D	$11.0000	CAD
Series E	$11.0000	CAD
Redemption
On or after December 19, 2025, on the request of holders of at least 60% of the then outstanding preferred shares, on an as-converted basis, MAI would have redeemed all preferred shares at the original issue price per share plus all accrued and declared but unpaid dividends. Payment would have been in three equal annual installments. The redemption would have been effected in accordance with the liquidation preferences.
Common shares
MAI has 100,000,000 authorized common shares, with a nominal or par value of $0.001 per share. In connection with the initial closing of the Series E preferred share financing that occurred on December 20, 2017, each series of MAI’s outstanding preferred shares were converted into common shares. MedAvail then effected a 7 to 1 reverse stock split on the common shares.
In connection with the Merger transaction described in Note 1, each series of MAI’s outstanding preferred shares were converted into MedAvail common shares as described above. MedAvail then effected a 1.26 to 1 stock split on the common shares.
All references in the consolidated financial statements to the number of shares outstanding and stock option data of MedAvail’s common stock have been restated to reflect the effect of the stock splits for all periods presented.
Liquidation Rights
In the event of any liquidation or dissolution of the Company, the holders of common stock are entitled to the remaining assets of the Company legally available for distribution after the payment of the full liquidation preference for all series of outstanding redeemable convertible preferred stock.
Dividend and Voting Rights
The holders of common stock are entitled to receive dividends if and when declared by the Board of Directors of the Company, but not until all dividends on redeemable convertible preferred stock have been either (i) paid or (ii) declared and the Company has set aside funds to pay those dividends declared. Holders of common stock have the right to one vote per share.
Share-based compensation
Update for Merger
Pursuant to the Merger Agreement, effective as of the Effective Time of the Merger, the Company assumed the 2018 MedAvail Equity Incentive Plan, or the 2018 Plan, and the 2012 MedAvail Stock Option Plan, or the 2012 Plan, assuming all of MedAvail’s rights and obligations with respect to the options issued thereunder. Immediately thereafter, the Company terminated the 2018 Plan. The 2012 Plan was previously modified on the date the 2018 Plan was adopted to no longer permit granting of options under the 2012 Plan. Pursuant to the Merger Agreement, at the Effective Time of the Merger, the Company adopted the 2020 Equity Incentive Plan, or the 2020 Plan, and the 2020 Employee Stock Purchase Plan, or the 2020 ESPP. The 2018 Plan was closed to granting of options upon adoption of the 2020 Plan.
2020 Plan
The 2020 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or the Code, to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants of the Company and the company group. The number of shares of Company Common Stock that are reserved for issuance pursuant to awards under the 2020 Plan is 5,000,000 shares (post-Reverse Stock Split). The 2020 Plan also includes an evergreen provision that provides for an automatic annual increase to the number of shares of common stock available for issuance under the 2020 Plan on the first day of each fiscal year, equal to the least of: (i) 5,000,000 shares; (ii) 5% of the total number of shares of all classes of common stock of the Company as of the last day of our immediately preceding fiscal year; or (iii) such lesser amount determined by the administrator. The 2020 Plan will terminate on the tenth anniversary of its effective date. No award may be made under the 2020 Plan after its expiration date.
2020 ESPP
The 2020 ESPP provides eligible employees with an opportunity to purchase shares of the Company’s Common Stock through accumulated contributions, which generally will be made through payroll deductions. The 2020 ESPP permits the administrator of the 2020 ESPP to grant purchase rights that qualify for preferential tax treatment under Section 423 of the Code. The maximum number of shares of our common stock that will be available for issuance under the 2020 ESPP will be 700,000 shares (post-Reverse Stock Split). The number of shares of common stock available for issuance under the 2020 ESPP Plan will be increased on the first day of each fiscal year beginning with the 2021 fiscal year equal to the least of (i) 1,000,000 shares of common stock; (ii) one percent 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year; or (iii) an amount determined by the administrator. The shares may be authorized, but unissued, or reacquired common stock. The 2020 ESPP will terminate in 2040, unless terminated sooner.
2018 Plan
In September 2018, MedAvail adopted the 2018 MedAvail Equity Incentive Plan, or the 2018 Plan, which provides for the granting of stock options to service providers of MedAvail, Inc. As part of the adoption of the 2018 Plan, MedAvail provided the option for all eligible service providers to exchange their options held under the 2012 MedAvail Stock Option Plan, or the 2012 Plan, as of the exchange date for new options under the 2018 Plan, at an exchange ratio of 1:5. All vesting schedules were maintained on exchange.
A total of 53 eligible service providers participated in the exchange, which resulted in the exchange of 239,181 options under the 2012 Plan for 1,269,180 options under the 2018 Plan. The exchange resulted in $1.0 million of one-time incremental compensation cost for 2018.
2012 Plan
The 2012 MedAvail Stock Option Plan was modified on the date the 2018 Plan was adopted to no longer permit granting of options under the plan. As at December 31, 2020, there are 8,274 options that remained outstanding under this plan. Options granted under the 2012 Plan that were not exchanged to options under the 2018 Plan will remain subject to the terms of the 2012 Plan.
The maximum number of shares of MedAvail to be granted under the 2018 plan is 1,972,530. In accordance with the plan, the exercise price of each option is based on the fair value of MedAvail’s common shares on the date of the grant. An option’s term is determined at the discretion of the Board of Directors, not to exceed ten years. Unless otherwise stated, the consolidated financial statements reflect 1/48 of the option vesting each month over a four-year vesting period.
During 2019, MedAvail granted 429,538 new options to service providers of MedAvail at an exercise price of CA$2.15. The estimated fair value of the options was determined by the Black-Scholes valuation model.
During 2020, MedAvail granted 442,830 new options to service providers of MedAvail at an exercise price of CA$2.15. The estimated fair value of the options was determined by the Black-Scholes valuation model.
The key input assumptions that were utilized in the valuation of the stock options granted in the periods presented are as follows:

	December 31, 2020
	Low	Weighted Average	High	Total
Awards Granted				442,830
Weighted Average Fair Value of Awards		$0.72 USD
Unvested Forfeiture Rate	6.00%	6.00%	6.00%
Grant Price	$1.34 USD	$1.34 USD	$1.34 USD
Market Price	$1.34 USD	$1.34 USD	$1.34 USD
Volatility	60%	60%	60%
Risk Free Rate	0.43%	0.43%	0.44%
Dividend Yield	—%	—%	—%
Expected Life	5.87	5.92	6.02

	December 31, 2019
	Low	Weighted Average	High	Total
Awards Granted				429,538
Weighted Average Fair Value of Awards		$0.61 USD
Unvested Forfeiture Rate	6.00%	6.00%	6.00%
Grant Price	$1.31 USD	$1.31 USD	$1.31 USD
Market Price	$1.31 USD	$1.31 USD	$1.31 USD
Volatility	60%	60%	60%
Risk Free Rate	1.50%	1.50%	1.50%
Dividend Yield	—%	—%	—%
Expected Life	4	4	4
The following table present MedAvail's outstanding awards activity during the year ended December 31, 2020.

	Number of Awards	Weighted Average Exercise Price		Weighted Average Share Price on Date of Exercise		Weighted Average Fair Value		Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	2,391,401	$1.59	USD			$0.76	USD		$—	USD
Granted	442,830	$1.34	USD			$0.72	USD		$4,959,936	USD
Exercised/Released	(160,090)	$1.84	USD	$11.09	USD	$0.98	USD		$1,481,566	USD
Cancelled/Forfeited	(235,121)	$1.63	USD			$0.76	USD		$2,886,236	USD
Outstanding, end of period	2,439,020	$1.56	USD			$0.76	USD	8.2	$32,894,214	USD
Vested and exercisable, end of the period	1,745,376	$1.63	USD			$0.78	USD	7.9	$23,427,716	USD
Vested and unvested exercisable, end of the period	1,745,376	$1.63	USD			$0.78	USD	7.9	$23,427,716	USD
Vested and expected to vest, end of the period	2,386,417	$1.57	USD			$0.76	USD	8.2	$32,174,927	USD
The following table present MedAvail's unvested awards activity during the year ended December 31, 2020.

	Number of Awards	Weighted Average Exercise Price		Weighted Average Grant Date Fair Value		Weighted Average Remaining Amortization Period (Years)
Unvested outstanding, beginning of period	712,559	$1.44	USD	$0.68	USD
Granted	442,830	$1.34	USD	$0.72	USD
Cancelled/Forfeited	(18,481)	$1.54	USD	$0.76	USD
Vested, outstanding shares	(443,264)	$1.44	USD	$0.72	USD
Unvested outstanding, end of period	693,644	$1.40	USD	$0.69	USD	2.5
The following table present MedAvail's outstanding awards activity during the year ended December 31, 2019.

	Number of Awards	Weighted Average Exercise Price		Weighted Average Share Price on Date of Exercise		Weighted Average Fair Value		Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	2,081,545	$1.66	USD			$0.79	USD		$—	USD
Granted	429,538	$1.31	USD			$0.61	USD		$—	USD
Exercised/Released	(22,322)	$1.60	USD	$1.60	USD	$0.83	USD		$—	USD
Cancelled/Forfeited	(97,360)	$1.70	USD			$0.83	USD		$—	USD
Outstanding, end of period	2,391,401	$1.59	USD			$0.76	USD	8.8	$—	USD
Vested and exercisable, end of the period	1,678,842	$1.66	USD			$0.80	USD	8.6	$—	USD
Vested and unvested exercisable, end of the period	1,678,842	$1.66	USD			$0.80	USD	8.6	$—	USD
Vested and expected to vest, end of the period	2,327,518	$1.60	USD			$0.76	USD	8.8	$—	USD
The following table presents MedAvail's unvested awards activity during the year ended December 31, 2019.

	Number of Awards	Weighted Average Exercise Price		Weighted Average Grant Date Fair Value		Weighted Average Remaining Amortization Period (Years)
Unvested Outstanding, beginning of period	574,851	$1.61	USD	$0.77	USD
Granted	429,538	$1.31	USD	$0.61	USD
Cancelled/Forfeited	(40,844)	$1.69	USD	$0.82	USD
Vested, outstanding shares	(250,986)	$1.57	USD	$0.76	USD
Unvested Outstanding, end of period	712,559	$1.44	USD	$0.68	USD	2.9
The following table presents MedAvail's expense related to share-based compensation:

	Year Ended December 31,
	2020	2019
Share-based compensation	$380	$354
Expense remaining to be recognized for unvested awards as of December 31, 2020 was $0.4 million, which will be recognized on a weighted average basis over the next 3 years. The aggregate fair value of options vested during 2020 and 2019 was $0.3 million and $0.2 million, respectively. MedAvail has not recognized an income tax benefit in its income tax provision due to the full reserve against net operating losses and tax assets, see Note 14 for additional details.
Warrants
Warrants issued were as follows, including 523,483 warrants issued to the Company’s related parties (investors) with consistent terms:

Year Ended December 31, 2020
Issue Date	Reason for issuance	Amount	Term (years)	Exercise Price (USD)
2/11/2020	Equity offering	27,427	10	$1.57
2/11/2020	Payment for services	309,698	10	$0.01
2/19/2020	Payment for services	6,855	10	$1.57
5/26/2020	Issuance of promissory note	115,374	0.5	$1.57
6/4/2020	Payment for services	16,119	10	$1.57
6/9/2020	Issuance of promissory note	1,676	0.5	$1.57
6/10/2020	Issuance of promissory note	761	0.5	$1.57
6/17/2020	Issuance of promissory note	319	0.5	$1.57
6/29/2020	Payment for services	84,911	10	$0.01
7/2/2020	Bridge financing	2,285	10	$1.57
8/14/2020	Bridge financing	1,524	10	$1.57
8/21/2020	Bridge financing	2,285	10	$1.57
10/2/2020	Bridge financing	6,857	10	$1.57
10/6/2020	Bridge financing	61,331	10	$1.57
10/7/2020	Bridge financing	381	10	$1.57
11/12/2020	Option cancellation	201,648	8	$1.57
11/18/2020	Payment for services	58,518	5	$0.01
At the end of the year, MedAvail had outstanding the following warrants:

	December 31, 2020			December 31, 2019
	Warrants	Exercise price	Term (years)	Warrants	Exercise price	Term (years)
Common	571,355	$0.01		118,228	$0.01
Common	288,352	$6.93		288,352	$6.93
Common	260,250	$1.66		260,250	$1.66
Common	557,598	$1.57		120,380	$1.57
Total	1,677,555	$1.97	7.8	787,210	$3.33	9.2
Additionally, MedAvail had agreements with a service provider that would require MedAvail to issue additional warrants if that service provider met its obligations and performance milestones under that agreement. MedAvail recorded no liability as of December 31, 2020 and $0.4 million as of December 31, 2019, for the expense related to the expected issuance of the warrants in the future, and adjusted for the changes in fair value of the potential warrants at each reporting period.

NOTE 19 - REVENUE AND SEGMENT REPORTING
The following table presents the disaggregation of MedAvail's revenue:

	Year Ended December 31,
	2020	2019
Pharmacy and hardware sales:
Retail pharmacy revenue	7,728	3,227
Lease revenue	467	158
Hardware	2,401	—
Total pharmacy and hardware sales	10,596	3,385
Service sales:
Software integration	$3,168	$—
Software	44	208
Maintenance and support	58	93
Professional services and other	47	75
Installation	55	10
Total service sales	3,372	386
Total revenue	$13,968	$3,771
Operating segments are the individual operations that the CODM reviews for purposes of assessing performance and making resource allocation decisions. The CODM currently receives the monthly management report which includes information to assess performance. The pharmacy technology and retail pharmacy services operating segments both engage in different business activities from which they earn revenues and incur expenses. See Note 4 for additional discussion on revenue for the operating segments.
The Company has the following two reportable segments:
Retail Pharmacy Services Segment
Retail pharmacy services segment revenue consists of products sold directly to consumers at the point of sale. MedAvail recognizes retail pharmacy sales revenue, net of taxes and expected returns, at the time it sells merchandise or dispenses prescription drugs to the customer. The Company estimates revenue based on expected reimbursements from third-party payers (e.g., pharmacy benefit managers, insurance companies and governmental agencies) for dispensing prescription drugs. The estimates are based on all available information including historical experience and are updated to actual reimbursement amounts.
Pharmacy Technology Segment
The pharmacy technology segment consists of sales and leases of MedPlatform Systems to customers. These agreements include providing the MedCenter prescription dispensing kiosk, software, and maintenance services. Agreements can be for a predetermined period of time, or indefinite. This generally includes either an initial lump sum payment upon installation of the MedCenter with monthly payments for software and services following, or monthly payments for the MedCenter along with monthly payments for software and maintenance services for agreements classified as operating leases.
In September 2020, the Company and a significant customer agreed that MedAvail had no further obligation to the customer and therefore would have no additional deliverables related to the contract liability balance, of which $4.7 million was outstanding as of December 31, 2019. As such, the Company recognized $4.7 million of revenue related to this contract during 2020. The contract revenue recognized consisted of $1.5 million of hardware sales revenue and $3.2 million of software integration for contract obligations for software programming and hardware development that were in progress but not completed.
The following table presents revenue and costs of sales by segment:

	Retail Pharmacy Services	Pharmacy Technology	Total
Year Ended December 31, 2020
Sales:
Retail pharmacy revenue	$7,728	$—	$7,728
Software integration	—	3,168	3,168
Hardware	—	2,401	2,401
Lease revenue	—	467	467
Software	—	44	44
Maintenance and support	—	58	58
Professional services and other	—	47	47
Installation	—	55	55
Total sales	7,728	6,240	13,968
Cost of sales	7,744	1,061	8,805
Gross profit	$(16)	$5,179	$5,163
Year Ended December 31, 2019
Sales:
Retail pharmacy revenue	$3,227	$—	$3,227
Lease revenue	—	158	158
Software	—	208	208
Maintenance and support	—	93	93
Professional services	—	75	75
Installation	—	10	10
Total sales	3,227	544	3,771
Cost of sales	2,674	149	2,823
Gross profit	$553	$395	$948
For the year ended December 31, 2020, MedAvail had two customers that accounted for 10% or more of segment revenues.
The following table presents assets and liabilities by segment:

	Retail Pharmacy Services	Pharmacy Technology	Corporate	Total
December 31, 2020
Assets	$6,012	$5,547	$57,772	$69,331
Liabilities	$2,203	$3,422	$2,639	$8,264
December 31, 2019
Assets	$3,702	$9,104	$5,197	$18,003
Liabilities	$994	$7,174	$12,996	$21,164
The following table presents long-lived assets, which include property, plant, and equipment and right-of-use-assets as of December 31, 2020 and 2019 by geographic region, based on the physical location of the assets:

	Year Ended December 31,
	2020	2019
Long-lived assets:
United States	$4,533	$3,007
Canada	$501	$746
Total long-lived assets	$5,034	$3,753

NOTE 20 - SUBSEQUENT EVENTS
Stock-based Compensation Grant
On March 22, 2021, the Board of Directors approved stock-based compensation grants to certain employees of the Company. The awards consisted of 157,552 options vesting over four years with an exercise price of $15.15, an expiration of ten years and a fair value per option of $8.38. Additionally, 50,928 restricted stock units “RSUs” were granted with a vesting period of 3 years at a fair value of $15.15 per share. Total expense expected to be recognized over the vesting period of the options and RSUs is $2.1 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of December 31, 2020, our internal control over financial reporting and our internal control over financial reporting was effective.
Attestation Report of the Independent Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 11. Executive Compensation
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

PART IV

Item 15. Exhibit and Financial Statement Schedules
We have filed the following documents as part of this Annual Report on Form 10-K:
1. The financial statements required to be included in this Annual Report on Form 10-K are included in Item 8 of this Report.
2. All other schedules have been omitted because they are not required, are not applicable, or the required information is shown on the consolidated financial statements or the notes thereto.
3. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	November 18, 2020
3.2	Amended and Restated Bylaws of the Registrant	8-K	3.2	November 18, 2020
4.1*	Description of Securities of the Registrant
4.2	Form of Common Stock Purchase Warrant issued by MedAvail, Inc.	8-K	4.1	November 18, 2020
4.3	Amended and Restated Investors’ Rights Agreement by and among the Registrant, MedAvail, Inc., and certain stockholders, dated October 9, 2020	S-4/A	4.9	October 9, 2020
4.4	Form of Common Stock Purchase Warrant issued by the Registrant to H.C. Wainwright & Co., LLC or its affiliates	8-K	4.3	November 18, 2020
10.1#	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant	8-K	10.15	November 18, 2020
10.2#	MedAvail Holdings, Inc. 2020 Equity Incentive Plan and related form agreements	8-K	10.11	November 18, 2020
10.3#	MedAvail Holdings, Inc. 2020 Employee Stock Purchase Plan	8-K	10.12	November 18, 2020
10.4#	MedAvail, Inc. 2012 Equity Incentive Plan, as amended, and related form agreements	8-K	10.13	November 18, 2020
10.5#	MedAvail, Inc. 2018 Equity Incentive Plan and related form agreements	8-K	10.14	November 18, 2020
10.6	Product Distribution Agreement, dated October 31, 2018, by and between MedAvail Pharmacy Inc. and Priority Healthcare Distribution, Inc.	S-4	10.21	September 3, 2020
10.7§	Pharmacy Provider Agreement, dated September 11, 2017, by and between MedAvail Pharmacy Inc. and Express Scripts, Inc.	S-4	10.23	September 3, 2020
10.8§	Manufacturing and Supply Agreement, dated August 17, 2020, by and between MedAvail Technologies Inc. and KITRON TECHNOLOGIES	S-4	10.24	September 3, 2020
10.9	Industrial Lease, dated August 13, 2012, by and between MedAvail Technologies Inc. and The Great-West Life Assurance Company and 801611 Ontario Limited, as amended on February 11, 2019	S-4	10.8	September 3, 2020
10.10#§	Offer Letter, dated November 1, 2012, by and between MedAvail, Inc. and Ed Kilroy	S-4	10.15	September 3, 2020
10.11#§	Offer Letter, dated December 30, 2019, by and between MedAvail, Inc. and Ryan Ferguson	S-4	10.16	September 3, 2020
10.12#§	Offer Letter, dated May 16, 2018, by and between MedAvail, Inc. and William Misloski	S-4	10.17	September 3, 2020
10.13#§	Offer Letter, dated May 7, 2019, by and between MedAvail, Inc. and David Rawlins	S-4	10.18	September 3, 2020
10.14#§	Offer Letter, dated June 20, 2019, by and between MedAvail, Inc. and Neil Prezioso	S-4	10.19	September 3, 2020
21.1	Subsidiaries of the Registrant	8-K	21.1	November 18, 2020
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set
§ Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(a)(6) and Item 601(b)(10).
# Indicates a management contract or compensatory plan.
* Filed herewith.
** Furnished herewith.
Item 16. Form 10–K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDAVAIL HOLDINGS, INC.

Date: March 31, 2021	By:	/s/ Ed Kilroy
Ed Kilroy
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Ed Kilroy and Ryan Ferguson, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorney-in-facts and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ed Kilroy	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2021
Ed Kilroy

/s/ Ryan Ferguson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2021
Ryan Ferguson

/s/ Gerard van Hamel Platerink	Chair of the Board	March 31, 2021
Gerard van Hamel Platerink

/s/ Rob Faulkner	Director	March 31, 2021
Rob Faulkner

/s/ Gerald Gradwell	Director	March 31, 2021
Gerald Gradwell

/s/ Helen Ciesielski	Director	March 31, 2021
Helen Ciesielski

/s/ Michael Kramer	Director	March 31, 2021
Michael Kramer

/s/ Glen Stettin	Director	March 31, 2021
Glen Stettin