Form 10-Q
period 2021-03-31
MedAvail Holdings, Inc.
filed 2021-05-17
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to_____
Commission File Number 001-36533

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 14, 2021, there were 32,520,833 shares of the registrant’s common stock outstanding.

MedAvail Holdings, Inc.
Form 10-Q
For the Three Months Ended March 31, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.
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
We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Potential investors are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.
You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC as exhibits to the Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

PART I
Item 1. Financial Statements
MEDAVAIL HOLDINGS, INC.
Consolidated Condensed Balance Sheets
(Unaudited)
(US Dollars in thousands, except share amounts)

	March 31,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$47,582	$57,936
Restricted cash	61	60
Accounts receivable (net of allowance for doubtful accounts of $0.03 million for March 31, 2021, $0.04 million for December 31, 2020)	1,404	1,520
Inventories	3,119	2,817
Prepaid expenses and other current assets	1,455	1,534
Total current assets	53,621	63,867
Property, plant and equipment, net	3,782	3,795
Right-of-use assets	1,318	1,239
Other assets	203	203
Intangible assets	614	227
Total assets	$59,538	$69,331
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,802	$4,512
Short-term debt	2,000	2,161
Contract liability	262	275
Current portion of lease obligations	605	665
Total current liabilities	6,669	7,613
Long-term portion of lease obligations	788	651
Total liabilities	7,457	8,264
Stockholders' deficit:
Common shares ($0.001 par value, 100,000,000 shares authorized, 31,939,898 and 31,816,020 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	32	32
Warrants	2,579	2,614
Additional paid-in-capital	214,125	213,624
Accumulated other comprehensive loss	(6,928)	(6,928)
Accumulated deficit	(157,727)	(148,275)
Total stockholders' equity	52,081	61,067
Total liabilities and stockholders' equity	$59,538	$69,331

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MEDAVAIL HOLDINGS, INC.
Consolidated Condensed Statements of Operations
(Unaudited)
(US Dollars in thousands, except share and per-share amounts)

	Three Months Ended March 31,
	2021	2020
Sales:
Pharmacy and hardware sales	$3,781	$1,402
Service sales	246	10
Total sales	4,027	1,412
Cost of sales:
Pharmacy and hardware cost of sales	3,526	1,385
Service cost of sales	181	47
Total cost of sales	3,707	1,432
Gross profit (loss)	320	(20)
Pharmacy operations	1,911	1,089
General and administrative	6,515	3,500
Selling and marketing	1,377	703
Research and development	168	215
Operating loss	(9,651)	(5,527)
Other gain (loss), net	161	8
Interest income	40	8
Interest expense	(2)	(179)
Loss before income taxes	(9,452)	(5,690)
Income tax	—	—
Net loss	$(9,452)	$(5,690)
Net loss per share - basic and diluted	$(0.29)	$(3.15)
Weighted average shares outstanding - basic and diluted	32,439,953	1,808,105

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MEDAVAIL HOLDINGS, INC.
Consolidated Condensed Statement of Comprehensive Loss
(Unaudited)
(US Dollars in thousands, except per-share amounts)

	Three Months Ended March 31,
	2021	2020
Net loss	$(9,452)	$(5,690)
Other comprehensive loss:
Foreign currency translation adjustment	—	(2)
Total comprehensive loss	$(9,452)	$(5,692)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MEDAVAIL HOLDINGS, INC.
Consolidated Condensed Statements of Shareholders' Equity (Deficit)
(Unaudited)
(US Dollars in thousands, except per share amounts)

	Three Months Ended March 31, 2021
	Common Shares		Preferred Shares *		Warrants	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	31,816,020	$32	—	$—	$2,614	$213,624	$(148,275)	$(6,928)	$61,067
Net loss	—	—	—	—	—	—	(9,452)	—	(9,452)
Shares issued for options exercises	120,924	—	—	—	—	201	—	—	201
Exercise of warrants	2,954	—	—	—	(35)	40	—	—	5
Share-based compensation	—	—	—	—	—	260	—	—	260
Balance at March 31, 2021	31,939,898	$32	—	$—	$2,579	$214,125	$(157,727)	$(6,928)	$52,081

	Three Months Ended March 31, 2020
	Common Shares		Preferred Shares *		Warrants	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	1,504,251	$8	10,500,440	$93,484	$698	$30,829	$(121,230)	$(6,950)	$(3,161)
Net loss	—	—	—	—	—	—	(5,690)	—	(5,690)
Issuance of preferred shares	—	—	102,777	788	—	—	—	—	788
Shares issued for options exercises	17,160	—	—	—	—	27	—	—	27
Share-based compensation	—	—	—	—	—	84	—	—	84
Warrants issued	—	—	—	—	435	(11)	—	—	424
Cumulative translation adjustment	—	—	—	—	—	—	—	(2)	(2)
Balance at March 31, 2020	1,521,411	$8	10,603,217	$94,272	$1,133	$30,929	$(126,920)	$(6,952)	$(7,530)

* $0.001 par value, 10,000,000 shares authorized at March 31, 2021 and December 31 2020. $0.001 par value, 14,539,330 shares authorized at March 31, 2020.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MEDAVAIL HOLDINGS, INC.
Consolidated Condensed Statement of Cash Flows
(Unaudited)
(US Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,452)	$(5,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant, and equipment	295	204
Amortization of intangible and leased assets	207	188
Bad debt and other non cash receivables adjustments	15	—
Interest accretion on debt and finance leases	2	179
Unrealized foreign currency (loss) gain	—	(2)
Stock compensation expense	260	84
PPP loan forgiveness gain	(161)	—
Warrant expense	—	22
Changes in operating assets and liabilities:
Change in accounts receivable	101	(118)
Change in inventory	(360)	(242)
Change in prepaid expenses and other current assets	79	(50)
Change in accounts payable, accrued expenses and other liabilities	(639)	(331)
Change in contract liability	(13)	(6)
Change in operating lease liability due to cash payments	(164)	(137)
Net cash used in operating activities	(9,830)	(5,899)
Cash flows from investing activities:
Purchase of property, plant and equipment	(260)	(154)
Payment of security deposits	—	(44)
Purchase of intangible assets and other assets	(452)	(5)
Net cash used in investing activities	(712)	(203)
Cash flows from financing activities:
Issuance of common shares upon exercise of options and warrants	206	27
Issuance of preferred shares	—	788
Payments on finance lease obligations	(17)	—
Net cash provided by financing activities	189	815
Net decrease in cash, cash equivalents and restricted cash	(10,353)	(5,287)
Cash, cash equivalents and restricted cash at beginning of period	57,996	8,849
Cash, cash equivalents and restricted cash at end of period	$47,643	$3,562

Supplemental noncash investing and financing activities:
Inventory transferred to property, plant and equipment	$58	$591
Property, plant and equipment transferred to intangible assets	$36	$—
Conversion of other liability amount into warrants	$—	$402
Lease liabilities arising from obtaining right of use assets:
Operating leases	$279	$425
Finance leases	$—	$23
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MEDAVAIL HOLDINGS, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)
NOTE 1 - NATURE OF OPERATIONS
MedAvail Holdings, Inc., MedAvail, or the Company, a Delaware corporation is a telehealth-enabled pharmacy technology company that has developed and commercialized an innovative self-service pharmacy, mobile application, kiosk and drive-thru solution. MedAvail's principal technology and product is the MedCenter, a pharmacist controlled, customer-interactive, prescription dispensing system akin to a “pharmacy in a box” or prescription-dispensing ATM. The MedCenter facilitates live pharmacist counselling via two-way audio-video communication with the ability to dispense prescription medicines under pharmacist control. MedAvail also operates SpotRx, or the Pharmacy, a full-service retail pharmacy utilizing the Company’s automated pharmacy technology.

NOTE 2 - BASIS OF PRESENTATION
The accompanying unaudited consolidated condensed financial statements as of March 31, 2021 and for the three months ended March 31, 2021 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for unaudited interim financial information. Accordingly, the unaudited interim consolidated condensed financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The consolidated condensed balance sheet as of December 31, 2020 was derived from the Company's audited consolidated condensed financial statements but does not include all disclosures required by GAAP for audited financial statements. In the opinion of the Company's management, the interim information includes all adjustments, which includes normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2020 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 31, 2021, or the 2020 Form 10-K.
The preparation of financial statements in accordance with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss accruals, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization and in-process research and development intangible assets, impairment of long-lived assets and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated condensed financial statements in the period they are deemed to be necessary.
The Company bases its estimates on the information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances including estimates of the impact of COVID-19. The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors, including but not limited to, the severity and duration of COVID-19, the extent to which it will impact our clinic customers, employees, suppliers, vendors, and business partners. The Company assessed certain accounting matters that require consideration of estimates and assumptions in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s recoverability of, intangible and other long-lived assets including operating lease right-of-use assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated condensed financial statements in future reporting periods. Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Actual results may differ.
Principles of consolidation
The unaudited consolidated condensed financial statements include the accounts of all entities controlled by MedAvail Holdings, Inc., which are referred to as subsidiaries. The Company's subsidiaries include, MedAvail Technologies Inc., MedAvail Technologies (US) Inc., MedAvail Pharmacy Inc., and MedAvail, Inc. The Company has no interests in variable interest entities of which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS
Measurement of Credit Losses on Financial Statements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)”- Measurement of Credit Losses on Financial Instruments”, (“ASU 2016-13”), supplemented by ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”, (“ASU 2018-19”). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 became effective for Public Business Entities who are SEC filers for fiscal years beginning after December 15, 2019, other than smaller reporting companies, all other public business entities and private companies, with early adoption permitted. This ASU will be effective beginning in the first quarter of our fiscal year 2023. The Company is currently evaluating the impact that this new guidance will have on its consolidated condensed financial statements and related disclosures.
Recently Adopted Accounting Standards
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). This guidance removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of our fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. MedAvail assessed the impact of the new accounting standard on its consolidated condensed financial statements to facilitate its required adoption of the new standard on January 1, 2021. The adoption of ASU 2019-12 did not result in a material change to our consolidated condensed financial statements.
Debt with Conversion and Other Options
In August 2020, the FASB issued ASU No. 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting For Convertible Instruments and Contracts in an Entity's Own Equity” (“ASU 2020-06”). The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. MedAvail assessed the impact of the new accounting standard on its consolidated condensed financial statements to facilitate its early adoption of the new standard on January 1, 2021. The adoption of ASU 2020-06 did not result in a material change to our consolidated condensed financial statements.
There were no recently issued and effective authoritative guidance that is expected to have a material impact on the Company’s consolidated condensed financial statements through the reporting date.

NOTE 4 - EARNINGS (LOSS) PER SHARE
Basic earnings per share is computed by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period.
The following table presents warrants included in weighted average shares outstanding due to their insignificant exercise price:

Shares	Issuance Date
118,228	May 9, 2018
309,698	February 11, 2020
84,911	June 29, 2020
58,518	November 18, 2020

During the three months ended March 31, 2021 and 2020, there was no potential dilution from stock options or other warrants due to the Company’s net loss position. Weighted average shares for historical periods have been adjusted for the effect of the 1.26 for 1 split on November 17, 2020. The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended March 31,
	2021	2020
Net loss - basic and diluted	$(9,452)	$(5,690)
Weighted average shares - basic and diluted	32,439,953	1,808,105
Net loss per share - basic and diluted	$(0.29)	$(3.15)
As of March 31, 2021 and 2020, there were 2.5 million and 2.4 million, respectively, of option awards outstanding that were not included in the diluted shares calculation because their inclusion would have been antidilutive.

NOTE 5 - FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

		Fair Value Hierarchy
	March 31, 2021	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$47,582	$47,582	$—	$—
Restricted cash	61	61	—	—
Total assets	$47,643	$47,643	$—	$—

		Fair Value Hierarchy
	December 31, 2020	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$57,936	$57,936	$—	$—
Restricted cash	60	60	—	—
Total assets	$57,996	$57,996	$—	$—

NOTE 6 - BALANCE SHEET AND OTHER INFORMATION
Inventories
The following table presents detail of inventory balances:

	March 31,	December 31,
	2021	2020
Inventories:
MedCenter hardware	$1,576	$1,655
Pharmacy	1,150	837
Spare parts	393	325
Total inventories	$3,119	$2,817
During the three months ended March 31, 2021 and 2020, $3.4 million and $1.3 million, respectively, of pharmacy inventory was recognized in pharmacy and hardware cost of sales. During the three months ended March 31, 2021 and 2020, $0.2 million and zero, respectively, of MedCenter inventory was recognized in pharmacy and hardware cost of sales.

Property, plant and equipment
The following tables present property, plant and equipment balances:

	Estimated useful lives	March 31,	December 31,
		2021	2020
Property, plant and equipment:
MedCenter equipment	5 years	$4,690	$4,622
IT equipment	1 - 3 years	2,071	1,999
Leasehold improvements	lesser of useful life or term of lease	810	799
General plant and equipment	5 - 8 years	354	353
Office furniture and equipment	5 - 8 years	329	329
Vehicles	5 years	54	54
Construction-in-process		219	90
Total historical cost		8,527	8,246
Accumulated depreciation		(4,745)	(4,451)
Total property, plant and equipment, net		$3,782	$3,795
Depreciation expense of property and equipment was $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. Depreciation expense included in pharmacy and hardware cost of sales was $0.05 million for the three months ended March 31, 2021 and 2020, respectively.
Intangible assets
The following table presents intangible asset balances:

	March 31,	December 31,
	2021	2020
Gross intangible assets:
Intellectual property	$3,857	$3,857
Software	2,235	1,815
Website and mobile application	583	583
Total intangible assets	6,675	6,255
Accumulated amortization:
Intellectual property	(3,857)	(3,857)
Software	(1,621)	(1,588)
Website and mobile application	(583)	(583)
Total accumulated amortization	(6,061)	(6,028)
Total intangible assets, net	$614	$227
Amortization expense of intangible assets was $0.03 million and $0.04 million for the three months ended March 31, 2021 and 2020, respectively, and are included in operating expenses.

Lessee leases
Balance sheet amounts for lease assets and leases liabilities are as follows:

	March 31,	December 31,
	2021	2020
Assets:
Operating	$1,202	$1,108
Finance	116	131
Total assets	$1,318	$1,239
Liabilities:
Operating:
Current	$554	$612
Long-term	722	572
Finance:
Current	51	53
Long-term	66	79
Total liabilities	$1,393	$1,316
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s leases as follows:

	March 31,	December 31,
	2021	2020
Finance leases:
Weighted-average remaining lease term (years)	2.2	2.4
Weighted-average discount rate	6.0%	6.0%
Operating leases:
Weighted-average remaining lease term (years)	3.0	2.5
Weighted-average discount rate	6.0%	6.0%
Maturities of operating leases liabilities are as follows:

Remaining period in 2021	$505
2022	373
2023	226
2024	167
2025	98
2026	36
Thereafter	—
Total lease payments	1,405
Less: present value discount	(129)
Total leases	$1,276

Maturities of finance lease liabilities are as follows:

Remaining period in 2021	$41
2022	57
2023	27
2024	—
2025	—
2026	—
Thereafter	—
Total finance lease payments	125
Less: imputed interest	(8)
Total leases	$117
Operating lease expense was $0.23 million and $0.20 million for the three months ended March 31, 2021 and 2020, respectively.

NOTE 7 - DEBT
The following table presents debt balances at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Short-term note due May 2021	$1,000	$1,000
Short-term note due November 2021	1,000	1,000
PPP loan	—	161
Total debt	2,000	2,161
Less short term debt	(2,000)	(2,161)
Long-term debt	$—	$—
Short-term notes
The notes do not accrue interest and may be repaid early without penalty. On May 14, 2021 we repaid $1.0 million on the Short-term note in accordance with the maturity schedule.
PPP loan
MedAvail received forgiveness approval of the loan on March 30, 2021 in accordance with the terms of the CARES Act.

NOTE 8 - INCOME TAXES
The Company did not incur income tax expense for the three months ended March 31, 2021, and 2020, respectively, due to ongoing losses. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of the ongoing losses.
As of March 31, 2021, the Company recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future.
On March 11, 2021, the U.S. federal government enacted the American Rescue Plan Act of 2021, which did not have a material impact on our benefit for income taxes.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
Legal
Following MYOS Rens Technology Inc.’s, or MYOS’s and MedAvail, Inc.’s, or MAI's, announcement of the execution of the Merger Agreement on June 30, 2020, MYOS received separate litigation demands from purported MYOS stockholders on September 16, 2020 and October 20, 2020, respectively seeking certain additional disclosures in the Form S-4 Registration Statement filed with the Securities and Exchange Commission on September 2, 2020, collectively, the Demands. Thereafter, on September 23, 2020, a complaint regarding the transactions contemplated within the Merger Agreement was filed in the Supreme Court of the State of New York, County of New York, captioned Faasse v. MYOS RENS Technology Inc., et. al., Index No.: 654644/2020 (NY Supreme Ct., NY Cnty., September 23, 2020), or the New York Complaint. On October 12, 2020, a second complaint regarding the transactions was filed in the District Court of Nevada, Clark County Nevada, captioned Vigil v. Mannello, et. al., Case No. A-20-822848-C, or the Nevada Complaint, and together with the New York Complaint, the Complaints, and collectively with the Demands, the Litigation.
The Demands and the Complaints that comprise the Litigation generally alleged that the directors of MYOS breached their fiduciary duties by entering into the Merger Agreement, and MYOS and MAI disseminated an incomplete and misleading Form S-4 Registration Statement. The New York Complaint also alleged MedAvail aided and abetted such breach of fiduciary duties.
MYOS and MAI believe that the claims asserted in the Litigation are without merit, and believe that the Form S-4 Registration Statement disclosed all material information concerning the Merger and no supplemental disclosure is required under applicable law. However, in order to avoid the risk of the Litigation delaying or adversely affecting the Merger and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, MYOS determined to voluntarily supplement the Form S-4 Registration Statement as described in the Current Report on Form 8-K on November 2, 2020. Subsequently, the Nevada Complaint and the New York Complaint were voluntarily dismissed. The remainder of the Litigation remains outstanding. MYOS and MAI specifically deny all allegations in the Litigation and/or that any additional disclosure was or is required

NOTE 10 - SHARE-BASED COMPENSATION AND WARRANTS
Share-based compensation
The following table presents the Company's expense related to share-based compensation:

	Three Months Ended March 31,
	2021	2020
Share-based compensation	$260	$84
Expense remaining to be recognized for unvested awards as of March 31, 2021 was $2.3 million, which will be recognized on a weighted average basis over the next 3.0 years.
The following table present the Company's outstanding option awards activity during the three months ended March 31, 2021:

	Number of Awards	Weighted Average Exercise Price		Weighted Average Share Price on Date of Exercise		Weighted Average Fair Value		Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	2,439,020	$1.59	USD			$0.77	USD		$31,174,927	USD
Granted	200,047	$14.75	USD			$8.04	USD		$—	USD
Exercised/Released	(120,905)	$1.69	USD	$15.05	USD	$0.85	USD		$1,619,138	USD
Cancelled/Forfeited	(1,909)	$1.66	USD			$0.84	USD		$23,917	USD
Outstanding, end of period	2,516,253	$2.63	USD			$1.34	USD	8.1	$28,802,808	USD
Vested and exercisable, end of the period	1,695,084	$1.64	USD			$0.79	USD	7.7	$20,956,155	USD
Vested and unvested exercisable, end of the period	1,695,084	$1.64	USD			$0.79	USD	7.7	$20,956,155	USD
Vested and expected to vest, end of the period	2,453,394	$2.55	USD			$1.30	USD	8.1	$28,255,632	USD

During the three months ended March 31, 2021, the Company granted 50,922 restricted stock units or RSUs to employees with a weighted average fair value of $15.15 per RSU and total aggregate intrinsic value of 0.7 million. None of the RSUs were vested as of March 31, 2021, and they had a weighted average remaining contractual life of 3.0 years.
As of March 31, 2021 and December 31, 2020, there was an aggregate of 4.8 million and 5.0 million shares of common stock, respectively, available for grant under the 2020 Plan.
Warrants
During the three months ended March 31, 2021 no warrants were issued.
On May 10, 2021, warrants were exercised in exchange for issuing 465,496 shares of the Company's common stock, with total cash proceeds of $90 thousand.

NOTE 11 - REVENUE AND SEGMENT REPORTING
Operating segments are the individual operations that the chief operating decision maker ("CODM"), who is our chief executive officer, reviews for purposes of assessing performance and making resource allocation decisions. The CODM currently receives the monthly management report which includes information to assess performance. The retail pharmacy services and pharmacy technology operating segments both engage in different business activities from which they earn revenues and incur expenses.
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
Pharmacy Technology Segment
The pharmacy technology segment consists of sales and subscriptions of MedPlatform systems to customers. These agreements include providing the MedCenter prescription dispensing kiosk, software, and maintenance services. This generally includes either an initial lump sum payment upon installation of the MedCenter with monthly payments for software and services following, or monthly payments for the MedCenter along with monthly payments for software and maintenance services for subscription agreements.

The following table presents sales and costs of sales by segment:

	Retail Pharmacy Services	Pharmacy Technology	Total
Three Months Ended March 31, 2021
Sales:
Pharmacy and hardware sales:
Retail pharmacy sales	$3,418	$—	$3,418
Hardware	—	241	241
Subscription sales	—	122	122
Total pharmacy and hardware sales	3,418	363	3,781
Service sales:
Software	—	33	33
Maintenance and support	—	31	31
Installation	—	16	16
Professional services and other	—	166	166
Total service sales	—	246	246
Total sales	3,418	609	4,027
Cost of sales	3,329	378	3,707
Gross profit	$89	$231	$320

	Retail Pharmacy Services	Pharmacy Technology	Total
Three Months Ended March 31, 2020
Sales:
Pharmacy and hardware sales:
Retail pharmacy sales	$1,297	$—	$1,297
Hardware	—	—	—
Subscription sales	—	105	105
Total pharmacy and hardware sales	1,297	105	1,402
Service sales:
Software	—	—	—
Maintenance and support	—	10	10
Installation	—	—	—
Professional services and other	—	—	—
Total service sales	—	10	10
Total sales	1,297	115	1,412
Cost of sales	1,338	94	1,432
Gross profit	$(41)	$21	$(20)

The following table presents assets and liabilities by segment:

	Retail Pharmacy Services	Pharmacy Technology	Corporate	Total
March 31, 2021
Assets	$6,852	$5,414	$47,272	$59,538
Liabilities	$2,374	$2,300	$2,783	$7,457
December 31, 2020
Assets	$6,012	$5,547	$57,772	$69,331
Liabilities	$2,203	$3,422	$2,639	$8,264
The following table presents long-lived assets, which include property, plant, and equipment and right-of-use-assets by geographic region, based on the physical location of the assets:

	March 31,	December 31,
	2021	2020
Long-lived assets:
United States	$4,844	$4,533
Canada	256	$501
Total long-lived assets	$5,100	$5,034

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with our audited historical consolidated condensed financial statements for the year ended December 31, 2020, which are included in the Annual Report on Form 10-K, filed with the SEC on March 31, 2021, and our unaudited consolidated condensed financial statements for the three months ended March 31, 2021 included elsewhere in this Quarterly Report on Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Quarterly Report on Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q and Part I, Item 1A. "Risk Factors" of the 2020 Form 10-K for the year ended December 31, 2020. Unless otherwise indicated or the context otherwise requires, references herein to “MedAvail,” “MedAvail Holdings,” “we,” “us,” “our,” and the “Company” refers to MedAvail Holdings, Inc. and its subsidiaries.
Overview
We are a technology-enabled retail pharmacy company that is transforming full-service pharmacy. Through our full-stack pharmacy technology platform, and personal one-on-one service, we bring pharmacy-dispensing capability to the point of care, resulting in lower costs, higher patient satisfaction, improved medication adherence and better health outcomes.
We offer a unique, pharmacy technology solution which is anchored around our core technology called the MedAvail MedCenter™, or the MedCenter. The MedCenter enables on-site pharmacy in medical clinics, retail store locations, employer sites with and without onsite clinics, and any other location where onsite prescription dispensing is desired. The MedCenter establishes an audio-visual connection to a live pharmacist enabling prescription drug dispensing to occur directly to a patient while still providing real-time supervision by a pharmacist. Although its technology platform has broad application, we are currently focused on serving high-value Medicare members in the United States of America, or U.S.
We currently deploy the MedCenter solution through two distinct commercialization channels. First, we own and operate a full retail pharmacy business in the U.S. under the name SpotRx™, or SpotRx. The SpotRx pharmacy business is structured as a hub-and-spoke model where a central pharmacy supports and operates MedCenter kiosks embedded in medical clinics, usually in close proximity to the central pharmacy. The second commercialization channel is a direct ‘sell-to’ model, whereby we sell the MedCenter technology and subscriptions for the associated software directly to large healthcare providers and retailers for use within their own pharmacy operations.
The MedCenter kiosk works in tandem with our Remote Dispensing System®, or the Remote Dispensing System, which consists of customer-facing software for remote ordering of medications for pick-up at a MedCenter or free, next day home delivery. Supporting its MedCenter kiosks and Remote Dispensing System is our back-end MedPlatform® Enterprise Software, or the MedPlatform Enterprise Software, which controls dispensing and MedCenter monitoring; and supporting Pharmacy Management System software, which allows connection to our supporting team of pharmacists and kiosk administrators.
Our kiosks come in two models: the M4 MedCenter and the M5 MedCenter. The M4 MedCenter kiosk is designed to fit in waiting rooms, hallways, and lobbies. The M5 MedCenter is a larger kiosk designed as a full pharmacy replacement with the ability to serve 3-4 customers simultaneously. It can also to be configured for drive through dispensing, similar to bank ATM drive through lanes.
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
Components of Operating Results for the Three Months Ended March 31, 2021
We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $9.5 million and $5.7 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $157.7 million. Substantially all of our operating losses resulted from expenses incurred in connection with building out our retail pharmacy services operating footprint and from general and administrative costs associated with our operations.
We expect to incur significant additional expenses and operating losses for at least the next two years as we initiate and continue the technology development, deployment of our MedCenter technology and adding personnel necessary to operate as a public company with rapidly growing retail pharmacy operations in the United States. In addition, operating as a publicly traded company involves the hiring of additional financial and other personnel, upgrading our financial information systems and incurring costs associated with operating as a public company. We expect that our operating losses will lessen and turn positive as we execute our growth strategies within each of our operating segments. If our management accelerates deployment into new states, operating losses could increase in the near-term, as the we grow and scale our operations in new states; we expect operating performance to turn positive once each state reaches sufficient scale in sales volume.
As of March 31, 2021, we had cash and cash equivalents of $47.6 million. We will continue to require additional capital to continue our technology development and commercialization activities and build out our pharmacy operations to serve our growing customer base. Accordingly, in November 2020 we completed the sale of additional equity through a private placement funding, where the we raised $83.9 million. Although we believe the proceeds from the private placement represents sufficient funding to execute our current growth plan, due to market risks (as outlined in the "Risk Factors" section of this Quarterly Report on Form 10-Q), we may need to raise additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our growth strategy and capital market conditions. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop product candidates.
We have two reportable segments: Retail Pharmacy Services and Pharmacy Technology. These reportable segments are generally defined by how we execute our go-to-market strategy to sell products and services.
Overview of Retail Pharmacy Services Segment
The Retail Pharmacy Services operating segment operates as SpotRx, or the Pharmacy, a full-service retail pharmacy utilizing our automated pharmacy technology, primarily servicing Medicare patients in the United States. In operating SpotRx, we employ the pharmacy team, purchase the medications, and deploy our proprietary technology, the MedCenter, directly into the Medicare-focused clinics. This is an end-to-end turnkey solution.
Overview of Pharmacy Technology Segment
MedAvail Technologies develops and commercializes the MedCenter for direct sale or lease to third-party customers, including some of the world’s largest healthcare providers and systems, as well as large retail chains that provide full retail-pharmacy services using our technology.
Results of Operations
Sales – Retail Pharmacy and Hardware and Service
Retail pharmacy and hardware sales
Retail pharmacy sales from the retail pharmacy services segment are derived from sales of prescription medications and over-the-counter products to patients. Medications are sold and delivered by various methods including dispensing product directly from the MedCenter, patient pick up at MedAvail’s SpotRx pharmacy locations or home delivery of medications to patient residences. Hardware sales from the pharmacy technology segment are derived from either the sales or subscription of the MedCenter to customers.
Service sales
Services sales from the pharmacy technology segment are derived from installation and support services.

Sales

	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Pharmacy and hardware sales:	(in thousands)
Retail pharmacy sales	$3,418	$1,297	$2,121	164%
Hardware	241	—	241	—%
Subscription sales	122	105	17	16%
Total pharmacy and hardware sales	3,781	1,402	2,379	170%
Service sales:
Software	33	—	33	—%
Maintenance and support	31	10	21	210%
Installation	16	—	16	—%
Professional services and other	166	—	166	—%
Total service sales	246	10	236	2360%
Total sales	$4,027	$1,412	$2,615	185%
During the three months ended March 31, 2021, retail pharmacy and hardware sales increased $2.4 million to $3.8 million compared to the same period in 2020. The increase was primarily due to volume growth in prescription sales at existing sites in Arizona, as well as growth from newly launched sites in Arizona, California and Michigan.
During the three months ended March 31, 2021, services sales increased $0.24 million to $0.25 million compared to the same period in 2020. The increase was due to the related increase in pharmacy and hardware sales, and professional services associated with contracted software integration work enabling a large health system customer to fully integrate their backend pharmacy management system with our back-end MedPlatform® Enterprise Software.
Cost of Sales – Pharmacy and Hardware and Service
Pharmacy and hardware cost of sales
Cost of sales consists primarily of prescription medications, and other over-the-counter health products; and costs incurred to manufacture MedCenters sold to third-party customers.
Service cost of sales
Cost of sales consists primarily of costs incurred to install and maintain MedCenters at third-party customer locations.

Costs of sales

	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Retail pharmacy and hardware cost of sales:	(in thousands)
Prescription drugs	$3,060	$1,274	$1,786	140%
Shipping	270	63	207	329%
Hardware	150	—	150	—%
Depreciation	46	48	(2)	(4)%
Total retail pharmacy and hardware cost of sales	3,526	1,385	2,141	155%
Service cost of sales:
Professional services	142	—	142	—%
Maintenance and support services	28	34	(6)	(18)%
Installation services	11	13	(2)	(15)%
Total service cost of sales	181	47	134	285%
Total cost of sales	$3,707	$1,432	$2,275	159%
During the three months ended March 31, 2021, retail pharmacy and hardware cost of sales increased $2.1 million to $3.5 million compared to the same period in 2020. The increase was primarily due to costs associated with volume growth in prescription sales at existing sites and additional sites launched in the remaining period in 2020 and 2021 in Arizona, California and Michigan. Shipping costs, related to our home delivery service via third-party courier, increased $0.2 million compared to the same period in 2020. This increase is due to increased utilization of the service due to higher telehealth clinic visits caused by the Covid-19 pandemic.
During the three months ended March 31, 2021, service cost of sales increased $0.1 million to $0.2 million compared to the same period in 2020. The increase was due primarily to costs associated with contracted software integration work enabling a large health system customer to fully integrate their backend pharmacy management system with our MedPlatform® Enterprise Software.
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

	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Pharmacy operations expenses:	(in thousands)
Wages and salaries	$1,448	$835	$613	73%
Other pharmacy operations expenses	221	60	161	268%
Depreciation of property, plant and equipment	208	157	51	32%
Amortization of intangible assets	34	37	(3)	(8)%
Total pharmacy operations expenses	$1,911	$1,089	$822	75%
During the three months ended March 31, 2021, pharmacy operations expenses increased $0.8 million to $1.9 million compared to the same period in 2020. This increase was primarily due to the opening of four additional central pharmacy locations in the remaining period in 2020, including three in California and one in Michigan. Additionally, volume growth continued to ramp at existing pharmacy locations in Arizona, increasing pharmacy personnel and supplies during the remaining period in 2020 and 2021, resulting in increased operating costs.

General and administrative
General and administrative expenses consist of personnel costs, facility expenses and expenses for outside professional services, including legal, audit and accounting services. Personnel costs consist of salaries, benefits and share-based compensation. Facility expenses consist of rent and other related costs. Corporate insurance, office supplies and technology expenses are also captured within general and administrative expenses. We incurred and expect to incur additional expenses as a result of becoming a public company, including expenses related to compliance with the rules and regulations of the SEC, Nasdaq, additional insurance, investor relations and other administrative expenses and professional services.
We have a stock option plan whereby awards are granted to certain of our employees. The fair value of the stock options and restricted stock units granted by us to our employees is recognized as compensation expense on a straight-line basis over the applicable vesting period. We measure the fair value of the stock options using the Black-Scholes option pricing model as of the grant date/measurement date. Shares issued upon the exercise of stock options and vesting of restricted stock units are new shares. We estimate forfeitures based on historical experience and expense related to awards is adjusted over the term of the awards to reflect their probability of vesting. All fully vested awards are fully expensed.

	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	Amount Change	% Change
General and administrative expenses:	(in thousands)
Wages and salaries	$3,756	$2,088	$1,668	80%
Professional services	1,045	158	887	561%
Rent and utilities	418	355	63	18%
Office and IT supplies	293	312	(19)	(6)%
Insurance	458	45	413	918%
Share-based compensation	260	84	176	210%
Travel and other employee expenses	153	196	(43)	(22)%
Other general and administrative expenses	132	262	(130)	(50)%
Total general and administrative expenses	$6,515	$3,500	$3,015	86%
During the three months ended March 31, 2021, general and administrative costs increased approximately $3.0 million to $6.5 million compared to the same period in 2020. This increase was primarily due to hiring additional administrative staff as well as other investments necessary for our growth and becoming a public company. Additionally, increases in other general expenses, such as director and officer insurance, auditor fees, and legal fees was also partly a consequence of becoming a public company.
Selling and marketing
Selling and marketing expenses consist of marketing and advertising costs, personnel costs, marketing related expenses for outside professional services. Wages and salaries consist of compensation costs incurred for all selling and marketing employees, and contractors including bonuses, health plans, severance, and contractor costs.

	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Selling and marketing expenses:	(in thousands)
Wages and salaries	$1,212	$550	$662	120%
Marketing	129	92	37	40%
Travel and other employee expenses	31	37	(6)	(16)%
Other selling and marketing expenses	5	24	(19)	(79)%
Total selling and marketing expenses	$1,377	$703	$674	96%
During the three months ended March 31, 2021, selling and marketing costs increased approximately $0.7 million to $1.4 million compared to the same period in 2020. This increase was primarily due to personnel related costs associated with hiring additional Clinic Account Managers (CAMs) and Regional Directors, which directly support the medical clinic’s staff and patients at the clinics where we are deployed.

Research and development
Research and development expenses represent costs incurred to develop and innovate on our MedCenter platform technology, including development work on hardware, software and supporting information technology infrastructure. Wages and salaries consist of compensation costs incurred for research and development employees and contractors including bonuses, health plans, severance, and contractor costs.
We recognize hardware development costs as they are incurred. When hardware is constructed for use by customers, costs are capitalized after technological feasibility is achieved and expensed before technological feasibility is achieved. Costs of hardware completed but not yet placed in service are capitalized as equipment (a long-lived asset) on the consolidated condensed balance sheets. Costs of hardware completed and placed in service with customers are capitalized as equipment and depreciated (expensed) over the estimated useful life of the equipment.
Software development costs are accrued and expensed based on ASC 985, which is for software that we intend to sell (in conjunction with related hardware). Any software development costs that are incurred prior to the point where the project has demonstrated technological feasibility are expensed as they are incurred. Once technological feasibility has been established, most development costs are capitalized. Once development is complete and the software is made available for release to customers, capitalization no longer is appropriate because any remaining costs are considered ongoing maintenance and support. These are expensed as they are incurred.

	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Research and development expenses:	(in thousands)
Wages and salaries	$167	$125	$42	34%
Materials	—	86	(86)	(100)%
Other expenses	1	4	(3)	(75)%
Total research and development expenses	$168	$215	$(47)	(22)%
During the three months ended March 31, 2021, research and development costs decreased approximately $0.05 million. This decrease was primarily due to completion of certain development work related to our M5 MedCenter technology in 2020.
Other gain (loss)
During the three months ended March 31, 2021, other gain (loss) included a gain of $0.16 million from PPP loan forgiveness. MedAvail received forgiveness approval of the loan on March 30, 2021 in accordance with the terms of the CARES Act.
Interest income and expense
Interest expense consists of accrued interest on outstanding debt and is payable upon the maturity date.

	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Interest income:
Interest income	$40	$8	$32	400%
Total interest income	$40	$8	$32	400%
Interest expense:
Interest expense	$(2)	$(179)	$177	(99)%
Total interest expense	$(2)	$(179)	$177	(99)%
During the three months ended March 31, 2021, interest expense decreased compared to the same period in 2020 due to a convertible note that was outstanding during the first quarter in 2020 and settled in November 2020. On March 24, 2016, MedAvail and a significant customer and investor entered into a subordinated secured convertible promissory five-year note agreement for $10.0 million or the Convertible Note. This Convertible Note was convertible into common shares at the option holder’s request. The Convertible Note, including accrued interest, was repaid in its entirety on November 17, 2020. For more detail on outstanding debt and associated maturities, see Note 7 to the unaudited consolidated condensed financial statements presented elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
Sources of Liquidity
Since inception through March 31, 2021, our operations have been financed primarily by net cash proceeds from the sale of stock from private placements, the sale of redeemable preferred stock and debt. As of March 31, 2021, we had $47.6 million in cash and cash equivalents and an accumulated deficit of $157.7 million. Although we believe our cash and cash equivalents are sufficient funding to execute our current growth plan, due to market risks (as outlined in the "Risk Factors" section of this Quarterly Report on Form 10-Q) and opportunities, we may need to raise additional capital to continue to fund our operations. The amount and timing of its future funding requirements will depend on many factors, including the pace and results of our growth strategy and capital market conditions. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates. Our management actively evaluates matters of liquidity and growth capital needs, including evaluating debt and equity as sources of growth capital with a focus on lower overall weighted average cost of capital and favorable financing terms.
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		2021 vs. 2020
	2021	2020	Amount Change	% Change
	(in thousands)
Cash used in operating activities	$(9,830)	(5,899)	$(3,931)	67%
Cash used in investing activities	(712)	(203)	(509)	251%
Cash provided by financing activities	189	815	(626)	(77)%
Net decrease in cash and cash equivalents, and restricted cash	$(10,353)	$(5,287)	$(5,066)	96%
Operating Activities
During the three months ended March 31, 2021, cash used in operating activities increased $3.9 million to $9.8 million compared to the same period in 2020. The increase was primarily due to an increase in operating expenses from wages and salaries and costs attributable to the launch and growth of our retail pharmacy operations in Arizona, California, and Michigan, and becoming a public company.
Investing Activities
During the three months ended March 31, 2021, cash used in investing activities increased $0.5 million to $0.7 million compared to the same period in 2020. The increase was primarily due to an increase in investment in property, plant and equipment and intangible assets associated with investments in retail pharmacy services operations in Arizona, California and Michigan.
Financing Activities
During the three months ended March 31, 2021, cash provided by financing activities decreased $0.6 million to $0.2 million compared to the same period in 2020. The decrease was primarily due to issuance of preferred stock in the first quarter of 2020, without similar activity in the first quarter of 2021.

Critical Accounting Policies and Estimates
There were no significant changes in our critical accounting policies in the three months ended March 31, 2021, from those previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021, and Note 3: "Recent Accounting Pronouncements" in the notes to our unaudited consolidated condensed financial statements included elsewhere in this Quarterly Report Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
Following MYOS Rens Technology Inc.’s, or MYOS’s and MedAvail, Inc.’s, or MAI's, announcement of the execution of the Merger Agreement on June 30, 2020, MYOS received separate litigation demands from purported MYOS stockholders on September 16, 2020 and October 20, 2020, respectively seeking certain additional disclosures in the Form S-4 Registration Statement filed with the Securities and Exchange Commission on September 2, 2020, collectively, the Demands. Thereafter, on September 23, 2020, a complaint regarding the transactions contemplated within the Merger Agreement was filed in the Supreme Court of the State of New York, County of New York, captioned Faasse v. MYOS RENS Technology Inc., et. al., Index No.: 654644/2020 (NY Supreme Ct., NY Cnty., September 23, 2020), or the New York Complaint. On October 12, 2020, a second complaint regarding the transactions was filed in the District Court of Nevada, Clark County Nevada, captioned Vigil v. Mannello, et. al., Case No. A-20-822848-C, or the Nevada Complaint, and together with the New York Complaint, the Complaints, and collectively with the Demands, the Litigation.
The Demands and the Complaints that comprise the Litigation generally alleged that the directors of MYOS breached their fiduciary duties by entering into the Merger Agreement, and MYOS and MAI disseminated an incomplete and misleading Form S-4 Registration Statement. The New York Complaint also alleged MedAvail aided and abetted such breach of fiduciary duties.
MYOS and MAI believe that the claims asserted in the Litigation are without merit, and believe that the Form S-4 Registration Statement disclosed all material information concerning the Merger and no supplemental disclosure is required under applicable law. However, in order to avoid the risk of the Litigation delaying or adversely affecting the Merger and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, MYOS determined to voluntarily supplement the Form S-4 Registration Statement as described in the Current Report on Form 8-K on November 2, 2020. Subsequently, the Nevada Complaint and the New York Complaint were voluntarily dismissed. The remainder of the Litigation remains outstanding. MYOS and MAI specifically deny all allegations in the Litigation and/or that any additional disclosure was or is required.

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed below as well as in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021, which could materially affect our business, financial condition or operating results. The risks described in this Quarterly Report on Form 10-Q and in our 2020 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
Risks Related to Ownership of the Company’s Securities
If we raise capital through the sale of shares of our common stock, convertible securities or debt in the future, your ownership in us could be diluted and restrictions could be imposed on our business.
We may issue shares of our common stock or securities convertible into or exchangeable for our common stock to raise additional capital in the future. To the extent we issue such securities, our stockholders may experience substantial dilution and the trading price of our common stock could decline. If we obtain funds through a credit facility or through the issuance of debt or preferred securities, such debt or preferred securities could have rights senior to your rights as a common stockholder, which could impair the value of our common stock. The terms of any such financing may also include restrictive covenants, such as limitations on our ability to incur additional debt and certain operating restrictions that could adversely impact our ability to conduct business.
We have not paid dividends in the past and do not expect to pay dividends in the future, and, as a result, any return on investment may be limited to the value of our stock.
We have never paid dividends and do not anticipate paying dividends in the foreseeable future. The payment of dividends will depend on our earnings, capital requirements, financial condition, prospects and other factors our board of directors may deem relevant. If we do not pay dividends, our stock may be less valuable because a return on your investment will only occur if our stock price appreciates and you sell our common stock thereafter.
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. In addition, the sale of substantial amounts of our common stock could adversely impact its trading price. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.
If securities or industry analysts do not publish research or reports about our business, or if they issue adverse or misleading opinions regarding our stock, our stock price and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our target operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
An active trading market may not develop for our securities or what the market price of our securities will be and as a result it may be difficult for you to sell your shares of our securities.
Although our common stock is listed on The Nasdaq Capital Market under the symbol “MDVL”, an active trading market for our common stock may never develop or be sustained. You may not be able to sell your shares quickly or at the market price if trading in shares of our securities is not active. Further, an inactive market may also impair our ability to raise capital by selling shares of our securities and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our securities as consideration, which could have a material adverse effect on our business, financial condition, and results of operations.
The market price and trading volume of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.
The market price and trading volume of our common stock are likely to be highly volatile and may fluctuate substantially in response to, among other things, the risk factors described in this prospectus and other factors, many of which are beyond our control, including:
•changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates;
•quarterly variations in our or our competitors’ results of operations;
•the impact of the COVID-19 pandemic on us;
•periodic fluctuations in our revenue, which could be due in part to the way in which we recognize revenue;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;
•changes in reimbursement by current or potential payors;
•changes in operating performance and stock market valuations of other technology companies generally, or those in the telehealth, pharmaceutical, biotechnology industries in particular;
•actual or anticipated changes in regulatory oversight of our products;
•the loss of key personnel, including changes in our board of directors and management;
•product recalls or other problems associated with our products;
•legislation or regulation of our market;
•lawsuits threatened or filed against us, including litigation by current or former employees alleging wrongful termination, sexual harassment, whistleblower or other claims;
•the announcement of new products or product enhancements by us or our competitors;
•announced or completed acquisitions of businesses or technologies by us or our competitors
•announcements related to patents issued to us or our competitors and related litigation; and

•developments in our industry.
Fluctuations in our stock price, volume of shares traded, and changes in our market valuations may make our stock less attractive to certain investors. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, results of operations, financial condition, reputation and cash flows. These factors may materially and adversely affect the market price of our common stock.
Anti-takeover provisions in our amended and restated certificate of incorporation and bylaws, and Delaware law, could discourage a change in control of our company or a change in our management.
Our amended and restated certificate of incorporation and bylaws contain provisions that might enable our management to resist a takeover. These provisions include:
•a classified board of directors;
•advance notice requirements applicable to stockholders for matters to be brought before a meeting of stockholders and requirements as to the form and content of a stockholders’ notice;
•a supermajority stockholder vote requirement for amending certain provisions of our amended and restated certificate of incorporation and bylaws;
•the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer;
•allowing stockholders to remove directors only for cause;
•a requirement that the authorized number of directors may be changed only by resolution of the board of directors;
•allowing all vacancies, including newly created directorships, to be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum, except as otherwise required by law;
•a requirement that our stockholders may only take action at annual or special meetings of our stockholders and not by written consent;
•limiting the forum to Delaware for certain litigation against us; and
•limiting the persons that can call special meetings of our stockholders to our board of directors, the chairperson of our board of directors, the chief executive officer or the president (in the absence of a chief executive officer).
These provisions might discourage, delay or prevent a change in control of our company or a change in our management. The existence of these provisions could adversely affect the voting power of holders of common stock and limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
As of April 16, 2021, our directors, officers and each stockholder holding 5% or more of our outstanding common stock and their affiliates beneficially owned approximately 80.4% of our outstanding common stock in the aggregate. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control, might adversely affect the market price of our common stock and may not be in the best interests of our other stockholders.
As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.

Currently, we are a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act. As a “smaller reporting company,” we are able to provide simplified executive compensation disclosures in our filings and have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.
Furthermore, we are a non-accelerated filer as defined by Rule 12b-2 of the Exchange Act, and, as such, are not required to provide an auditor attestation of management’s assessment of internal control over financial reporting, which is generally required for SEC reporting companies under Section 404(b) of the Sarbanes-Oxley Act. Because we are not required to, and have not, had our auditors provide an attestation of our management’s assessment of internal control over financial reporting, a material weakness in internal controls may remain undetected for a longer period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	November 18, 2020
3.2	Amended and Restated Bylaws of the Registrant	8-K	3.2	November 18, 2020
4.1	Form of Common Stock Purchase Warrant issued by MedAvail, Inc.	8-K	4.1	November 18, 2020
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant, MedAvail, Inc., and certain stockholders, dated October 9, 2020	S-4/A	4.9	October 9, 2020
4.3	Form of Common Stock Purchase Warrant issued by the Registrant to H.C. Wainwright & Co., LLC or its affiliates	8-K	4.3	November 18, 2020
10.1#	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant	8-K	10.15	November 18, 2020
10.2#	MedAvail Holdings, Inc. 2020 Equity Incentive Plan and related form agreements	8-K	10.11	November 18, 2020
10.3#	MedAvail Holdings, Inc. 2020 Employee Stock Purchase Plan	8-K	10.12	November 18, 2020
10.4#	MedAvail, Inc. 2012 Equity Incentive Plan, as amended, and related form agreements	8-K	10.13	November 18, 2020
10.5#	MedAvail, Inc. 2018 Equity Incentive Plan and related form agreements	8-K	10.14	November 18, 2020
10.6	Product Distribution Agreement, dated October 31, 2018, by and between MedAvail Pharmacy Inc. and Priority Healthcare Distribution, Inc.	S-4	10.21	September 3, 2020
10.7§	Pharmacy Provider Agreement, dated September 11, 2017, by and between MedAvail Pharmacy Inc. and Express Scripts, Inc.	S-4	10.23	September 3, 2020
10.8§	Manufacturing and Supply Agreement, dated August 17, 2020, by and between MedAvail Technologies Inc. and KITRON TECHNOLOGIES	S-4	10.24	September 3, 2020
10.9	Industrial Lease, dated August 13, 2012, by and between MedAvail Technologies Inc. and The Great-West Life Assurance Company and 801611 Ontario Limited, as amended on February 11, 2019	S-4	10.8	September 3, 2020
10.10#§	Offer Letter, dated November 1, 2012, by and between MedAvail, Inc. and Ed Kilroy	S-4	10.15	September 3, 2020
10.11#§	Offer Letter, dated December 30, 2019, by and between MedAvail, Inc. and Ryan Ferguson	S-4	10.16	September 3, 2020
10.12#§	Offer Letter, dated May 16, 2018, by and between MedAvail, Inc. and William Misloski	S-4	10.17	September 3, 2020
10.13#§	Offer Letter, dated May 7, 2019, by and between MedAvail, Inc. and David Rawlins	S-4	10.18	September 3, 2020
10.14#§	Offer Letter, dated June 20, 2019, by and between MedAvail, Inc. and Neil Prezioso	S-4	10.19	September 3, 2020
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
101*	Inline XBRL Document Set for the consolidated condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q
104*	Inline XBRL for the cover page of this Quarterly on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set
§ Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(a)(6) and Item 601(b)(10).
# Indicates a management contract or compensatory plan.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDAVAIL HOLDINGS, INC.

Date: May 17, 2021	By:	/s/ Ed Kilroy
Ed Kilroy
President and Chief Executive Officer