Form 10-Q
period 2021-06-30
MedAvail Holdings, Inc.
filed 2021-08-12
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 10, 2021, there were 32,746,549 shares of the registrant’s common stock outstanding.

MedAvail Holdings, Inc.
Form 10-Q
For the Three Months Ended June 30, 2021

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

PART I
Item 1. Financial Statements
MEDAVAIL HOLDINGS, INC.
Consolidated Condensed Balance Sheets
(Unaudited)
(US Dollars in thousands, except share amounts)

	June 30,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$48,735	$57,936
Restricted cash	62	60
Accounts receivable (net of allowance for doubtful accounts of $39 thousand for June 30, 2021, $40 thousand for December 31, 2020)	1,058	1,520
Inventories	3,171	2,817
Prepaid expenses and other current assets	1,039	1,534
Total current assets	54,065	63,867
Property, plant and equipment, net	4,302	3,795
Right-of-use assets	1,283	1,239
Other assets	214	203
Intangible assets	1,386	227
Total assets	$61,250	$69,331
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,047	$4,512
Short-term debt	1,000	2,161
Contract liability	328	275
Current portion of lease obligations	549	665
Total current liabilities	8,924	7,613
Long-term debt, net	9,414	—
Long-term portion of lease obligations	813	651
Total liabilities	19,151	8,264
Commitments and contingencies
Stockholders' deficit:
Common shares ($0.001 par value, 100,000,000 shares authorized, 32,583,734 and 31,816,020 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	33	32
Warrants	1,485	2,614
Additional paid-in-capital	215,700	213,624
Accumulated other comprehensive loss	(6,928)	(6,928)
Accumulated deficit	(168,191)	(148,275)
Total stockholders' equity	42,099	61,067
Total liabilities and stockholders' equity	$61,250	$69,331

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MEDAVAIL HOLDINGS, INC.
Consolidated Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(US Dollars in thousands, except share and per-share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Sales:
Pharmacy and hardware sales	$4,725	$2,259	$8,506	$3,661
Service sales	305	52	551	62
Total sales	5,030	2,311	9,057	3,723
Cost of sales:
Pharmacy and hardware cost of sales	4,679	1,826	8,205	3,211
Service cost of sales	178	39	359	86
Total cost of sales	4,857	1,865	8,564	3,297
Gross profit	173	446	493	426
Pharmacy operations	2,292	1,116	4,224	2,205
General and administrative	6,646	3,580	13,136	7,080
Selling and marketing	1,497	570	2,878	1,273
Research and development	201	163	369	378
Merger expenses	—	1,283	—	1,283
Operating loss	(10,463)	(6,266)	(20,114)	(11,793)
Other gain (loss), net	38	—	199	8
Interest income	27	7	67	15
Interest expense	(66)	(277)	(68)	(456)
Loss before income taxes	(10,464)	(6,536)	(19,916)	(12,226)
Income tax	—	—	—	—
Net loss	$(10,464)	$(6,536)	$(19,916)	$(12,226)
Other comprehensive income (loss):
Foreign currency translation adjustment	$—	$—	$—	$(2)
Total comprehensive loss	$(10,464)	$(6,536)	$(19,916)	$(12,228)
Net loss per share - basic and diluted	$(0.32)	$(3.35)	$(0.61)	$(6.50)
Weighted average shares outstanding - basic and diluted	32,546,395	1,953,049	32,493,468	1,880,577

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MEDAVAIL HOLDINGS, INC.
Consolidated Condensed Statements of Shareholders' Equity (Deficit)
(Unaudited)
(US Dollars in thousands, except per share amounts)

	Common Shares		Preferred Shares (1)		Warrants	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	31,939,898	$32	—	$—	$2,579	$214,125	$(157,727)	$(6,928)	$52,081
Net loss	—	—	—	—	—	—	(10,464)	—	(10,464)
Shares issued for options exercises	23,177	—	—	—	—	40	—	—	40
Exercise of warrants	620,659	1	—	—	(1,094)	1,212	—	—	119
Share-based compensation	—	—	—	—	—	323	—	—	323
Balance at June 30, 2021	32,583,734	$33	—	$—	$1,485	$215,700	$(168,191)	$(6,928)	$42,099

Balance at December 31, 2020	31,816,020	32	—	—	2,614	213,624	(148,275)	(6,928)	61,067
Net loss	—	—	—	—	—	—	(19,916)	—	(19,916)
Shares issued for options exercises	144,101	—	—	—	—	241	—	—	241
Exercise of warrants	623,613	1	—	—	(1,129)	1,252	—	—	124
Share-based compensation	—	—	—	—	—	583	—	—	583
Balance at June 30, 2021	32,583,734	$33	—	$—	$1,485	$215,700	$(168,191)	$(6,928)	$42,099

Balance at March 31, 2020	1,521,411	$8	10,603,217	$94,272	$1,133	$30,929	$(126,920)	$(6,952)	$(7,530)
Net loss	—	—	—	—	—	—	(6,536)	—	(6,536)
Shares issued for options exercises	2,584	—	—	—	—	4	—	—	4
Share-based compensation	—	—	—	—	—	86	—	—	86
Warrants issued	—	—	—	—	182	—	—	—	182
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—
Balance at June 30, 2020	1,523,995	$8	10,603,217	$94,272	$1,315	$31,019	$(133,456)	$(6,952)	$(13,794)

Balance at December 31, 2019	1,504,251	8	10,500,440	93,484	698	30,829	(121,230)	(6,950)	(3,161)
Net loss	—	—	—	—	—	—	(12,226)	—	(12,226)
Issuance of preferred shares	—	—	102,777	788	—	—	—	—	788
Shares issued for options exercises	19,744	—	—	—	—	31	—	—	31
Share-based compensation	—	—	—	—	—	170	—	—	170
Warrants issued	—	—	—	—	617	(11)	—	—	606
Cumulative translation adjustment	—	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2020	1,523,995	$8	10,603,217	$94,272	$1,315	$31,019	$(133,456)	$(6,952)	$(13,794)

(1) $0.001 par value, 10,000,000 shares authorized at June 30, 2021 and December 31, 2020. $0.001 par value, 15,539,330 shares authorized at June 30, 2020.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MEDAVAIL HOLDINGS, INC.
Consolidated Condensed Statement of Cash Flows
(Unaudited)
(US Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(19,916)	$(12,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant, and equipment	586	463
Amortization of intangible and leased assets, and debt discount	480	350
Bad debt and other non cash receivables adjustments	21	—
Interest accretion on debt and finance leases	4	473
Unrealized foreign currency (loss) gain	—	(2)
Share-based compensation expense	583	170
Warrant expense	—	158
PPP loan forgiveness gain	(161)	—
Changes in operating assets and liabilities:
Change in accounts receivable	441	(25)
Change in inventory	(893)	(134)
Change in prepaid expenses and other current assets	495	(264)
Change in accounts payable, accrued expenses and other liabilities	2,123	1,113
Change in contract liability	53	119
Change in operating lease liability due to cash payments	(332)	(268)
Net cash used in operating activities	(16,516)	(10,073)
Cash flows from investing activities:
Purchase of property, plant and equipment	(411)	(243)
Payment of security deposits	(11)	(39)
Purchase of intangible assets and other assets	(991)	(20)
Net cash used in investing activities	(1,413)	(302)
Cash flows from financing activities:
Issuance of common shares upon exercise of options and warrants	365	31
Issuance of preferred shares	—	788
Proceeds from debt	10,000	8,094
Payment of debt issuance costs	(604)	(64)
Repayment of debt	(1,000)	—
Payments on finance lease obligations	(31)	(3)
Net cash provided by financing activities	8,730	8,846
Net decrease in cash, cash equivalents and restricted cash	(9,199)	(1,529)
Cash, cash equivalents and restricted cash at beginning of period	57,996	8,849
Cash, cash equivalents and restricted cash at end of period	$48,797	$7,320

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MEDAVAIL HOLDINGS, INC.
Consolidated Condensed Statement of Cash Flows
(Unaudited)
(US Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Supplemental noncash investing and financing activities:
Inventory transferred to property, plant and equipment	$539	$763
Property, plant and equipment transferred to intangible assets	$46	$—
Purchase of property, plant and equipment in accounts payable	$189	$—
Purchase of intangible assets in accounts payable	$294	$—
Conversion of other liability amount into warrants	$—	$448
Lease liabilities arising from obtaining right of use assets:
Operating leases	$437	$491
Finance leases	$—	$51

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

NOTE 2 - BASIS OF PRESENTATION
The accompanying unaudited consolidated condensed financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for unaudited interim financial information. Accordingly, the unaudited interim consolidated condensed financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The consolidated condensed balance sheet as of December 31, 2020 was derived from the Company's audited consolidated condensed financial statements but does not include all disclosures required by GAAP for audited financial statements. In the opinion of the Company's management, the interim information includes all adjustments, which includes normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2020 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 31, 2021, or the 2020 Form 10-K.
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
The Company bases its estimates on the information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances including estimates of the impact of COVID-19. The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors, including but not limited to, the severity and duration of COVID-19, the extent to which it will impact our clinic customers, employees, suppliers, vendors, and business partners. The Company assessed certain accounting matters that require consideration of estimates and assumptions in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s recoverability of, intangible and other long-lived assets including operating lease right-of-use assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated condensed financial statements in future reporting periods. Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Actual results may differ.
Principles of consolidation
The unaudited consolidated condensed financial statements include the accounts of all entities controlled by MedAvail Holdings, Inc., which are referred to as subsidiaries. The Company's subsidiaries include, MedAvail Technologies, Inc., MedAvail Technologies (US), Inc., MedAvail Pharmacy, Inc., and MedAvail, Inc. The Company has no interests in variable interest entities of which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated.

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
The following table presents warrants included in weighted average shares outstanding due to their insignificant exercise price:

Shares	Issuance Date	Exercise Date
118,228	May 9, 2018	May 10, 2021
309,698	February 11, 2020	May 10, 2021
84,911	June 29, 2020	May 10, 2021
58,518	November 18, 2020	May 10, 2021

During the three and six months ended June 30, 2021 and 2020, there was no potential dilution from stock options or other warrants due to the Company’s net loss position. Weighted average shares for historical periods have been adjusted for the effect of the 1.26 for 1 split on November 17, 2020. The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
(In thousands, except share and per share amounts)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net loss - basic and diluted	$(10,464)	$(6,536)	$(19,916)	$(12,226)
Weighted average shares - basic and diluted	32,546,395	1,953,049	32,493,468	1,880,577
Net loss per share - basic and diluted	$(0.32)	$(3.35)	$(0.61)	$(6.50)
As of June 30, 2021 and 2020, there were 2.1 million and 3.1 million, respectively, of option awards outstanding that were not included in the diluted shares calculation because their inclusion would have been antidilutive.

NOTE 5 - FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

		Fair Value Hierarchy
(In thousands)	June 30, 2021	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$48,735	$48,735	$—	$—
Restricted cash	62	62	—	—
Total assets	$48,797	$48,797	$—	$—

		Fair Value Hierarchy
(In thousands)	December 31, 2020	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$57,936	$57,936	$—	$—
Restricted cash	60	60	—	—
Total assets	$57,996	$57,996	$—	$—

NOTE 6 - BALANCE SHEET AND OTHER INFORMATION
Inventories
The following table presents detail of inventory balances:

	June 30,	December 31,
(In thousands)	2021	2020
Inventories:
MedCenter hardware	$1,330	$1,655
Pharmacy	1,375	837
Spare parts	466	325
Total inventories	$3,171	$2,817
Pharmacy inventory was recognized in pharmacy and hardware cost of sales at $4.1 million and $1.6 million during the three months ended June 30, 2021 and 2020, respectively, and $7.2 million and $2.9 million during the six months ended June 30, 2021 and 2020, respectively. MedCenter hardware was recognized in pharmacy and hardware cost of sales at $0.2 million and $0.1 million during the three months ended June 30, 2021 and 2020, respectively, and $0.4 million and $0.1 million during the six months ended June 30, 2021 and 2020, respectively.

Property, plant and equipment
The following tables present property, plant and equipment balances:

	Estimated useful lives	June 30,	December 31,
(In thousands)		2021	2020
Property, plant and equipment:
MedCenter equipment	5 years	$4,808	$4,622
IT equipment	1 - 3 years	2,239	1,999
Leasehold improvements	lesser of useful life or term of lease	820	799
General plant and equipment	5 - 8 years	369	353
Office furniture and equipment	5 - 8 years	352	329
Vehicles	5 years	54	54
Construction-in-process		696	90
Total historical cost		9,338	8,246
Accumulated depreciation		(5,036)	(4,451)
Total property, plant and equipment, net		$4,302	$3,795
Depreciation expense of property and equipment was $0.3 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and $0.6 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively. Depreciation expense included in pharmacy and hardware cost of sales was $0.04 million and $0.05 million for the three months ended June 30, 2021 and 2020, respectively, and $0.09 million and $0.10 million for the six months ended June 30, 2021 and 2020, respectively.
Intangible assets
The following table presents intangible asset balances:

	June 30,	December 31,
(In thousands)	2021	2020
Gross intangible assets:
Intellectual property	$3,857	$3,857
Software	3,074	1,815
Website and mobile application	583	583
Total intangible assets	7,514	6,255
Accumulated amortization:
Intellectual property	(3,857)	(3,857)
Software	(1,688)	(1,588)
Website and mobile application	(583)	(583)
Total accumulated amortization	(6,128)	(6,028)
Total intangible assets, net	$1,386	$227
Amortization expense of intangible assets was $0.07 million and $0.02 million for the three months ended June 30, 2021 and 2020, respectively, and $0.10 million and $0.06 million for the six months ended June 30, 2021 and 2020, respectively, and are included in operating expenses.
Software includes internal use software costs that are accounted for in accordance with ASC 350. Costs associated with application development are capitalized as intangible assets. All other costs including planning, training, and conceptual evaluation are expensed.

Lessee leases
Balance sheet amounts for lease assets and leases liabilities are as follows:

	June 30,	December 31,
(In thousands)	2021	2020
Assets:
Operating	$1,180	$1,108
Finance	103	131
Total assets	$1,283	$1,239
Liabilities:
Operating:
Current	$497	$612
Long-term	761	572
Finance:
Current	52	53
Long-term	52	79
Total liabilities	$1,362	$1,316
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s leases as follows:

	June 30,	December 31,
(In thousands)	2021	2020
Finance leases:
Weighted-average remaining lease term (years)	2.0	2.4
Weighted-average discount rate	6.0%	6.0%
Operating leases:
Weighted-average remaining lease term (years)	3.3	2.5
Weighted-average discount rate	6.0%	6.0%
Maturities of operating leases liabilities are as follows, in thousands:

Remaining period in 2021	$325
2022	408
2023	262
2024	204
2025	137
2026	59
Thereafter	—
Total lease payments	1,395
Less: present value discount	(137)
Total leases	$1,258

Maturities of finance lease liabilities are as follows, in thousands:

Remaining period in 2021	$27
2022	57
2023	27
2024	—
2025	—
2026	—
Thereafter	—
Total finance lease payments	111
Less: imputed interest	(7)
Total leases	$104
Operating lease expense was $0.2 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.
The Company entered into or extended operating leases with commencement dates after June 30, 2021, with total preliminary initial right of use asset balances of $1.8 million.

NOTE 7 - DEBT
The following table presents debt balances at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
(In thousands)	2021	2020
Short-term note due May 2021	$—	$1,000
Short-term note due November 2021	1,000	1,000
PPP loan	—	161
Term loan	10,008	—
Term loan issuance cost, net	(594)	—
Total debt, net	10,414	2,161
Less short term debt	(1,000)	(2,161)
Long-term debt, net	$9,414	$—
Term loan
Short-term notes
The notes do not accrue interest and may be repaid early without penalty. On May 14, 2021 the Company repaid $1.0 million on the Short-term note in accordance with the maturity schedule.
PPP loan
MedAvail received forgiveness approval of the loan on March 30, 2021 in accordance with the terms of the CARES Act.
Term loan
On June 7, 2021, the Company entered into a Loan and Security Agreement, or the Loan Agreement, with Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P., pursuant to which we borrowed $10.0 million in aggregate initial term loans, or the Initial Loans. The Company may borrow up to an additional $20.0 million in aggregate term loans (or, together with the Initial Loans, the Loans) on or before April 30, 2022, subject to no material adverse change or event of default (each as defined in the Loan Agreement) having occurred and continuing. The Loans and the Company's obligations under the Loan Agreement are guaranteed by certain of our subsidiaries and are secured by substantially all of the assets of the Company and its subsidiary guarantors.

The Loans mature on April 1, 2026. Principal repayment will commence on May 1, 2024 in equal monthly installments of the outstanding Loan balance through the maturity date. The Loans bear interest at a floating rate equal to the greater of 7.25% or the Prime Rate plus 4.0% (7.25% at June 30, 2021).
The Company may elect to prepay the Loans, in whole but not in part, at any time. If the Company elects to voluntarily prepay the Loans before the scheduled maturity date, the Company is required to pay the lenders a prepayment premium, equal to 3.0% of the outstanding principal balance if the prepayment occurs on or before June 7, 2022, 2.0% of the outstanding principal balance if the prepayment occurs on or before June 7, 2023, or 1.0% for a prepayment made after June 7, 2023, but before the scheduled maturity date. A prepayment premium is also applicable to a mandatory prepayment of the Loans upon an acceleration of the Loans. Upon a voluntary or mandatory prepayment of the Loans, the Company is also required to pay the lenders’ expenses and all accrued but unpaid interest on the Loans through the prepayment date.
A final payment fee equal to 4.75% of the original principal amount of the Loans advanced will be due at the earlier of the maturity date, acceleration of the Loans, or a voluntary or mandatory prepayment of the Loans. The final payment fee is accreted to the Loan balance over the loan term using the effective interest method.
The Loan Agreement includes customary representations and covenants that, subject to exceptions and qualifications, restrict the Company's ability to do the following things: engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; engage in businesses that are not related to existing business; add or change business locations; incur additional indebtedness; incur additional liens; make loans and investments; declare dividends or redeem or repurchase equity interests; and make certain amendments or payments in respect of any subordinated debt. In addition, the Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, maintenance of our bank accounts, protection of our intellectual property, reporting requirements, compliance with applicable laws and regulations, and formation or acquisition of new subsidiaries.
Upon the occurrence and during the continuance of an event of default, the lenders may declare all outstanding principal and accrued and unpaid interest under the Loan Agreement immediately due and payable and may exercise the other rights and remedies provided for under the Loan Agreement and related loan documents. The events of default under the Loan Agreement include, subject to grace periods in certain instances, payment defaults, breaches of covenants or representations and warranties, a material adverse change as defined in the Loan Agreement and with respect to certain governmental approvals, material judgments and attachments, cross defaults with certain other material indebtedness, bankruptcy and insolvency events with respect to the Company and its subsidiaries, and delisting of the Company's shares from NASDAQ.
Loan issuance costs of $0.6 million are included in long term debt and are amortized to interest expense over the loan term using the effective interest method.
NOTE 8 - INCOME TAXES
The Company did not incur income tax expense for the three and six months ended June 30, 2021, respectively, due to ongoing losses. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of the ongoing losses.
As of June 30, 2021, the Company recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future.
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

NOTE 10 - SHARE-BASED COMPENSATION AND WARRANTS
Share-based compensation
The following table presents the Company's expense related to share-based compensation, in thousands:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Share-based compensation	$323	$86	$583	$170
The share-based compensation expense for the three and six months ended June 30, 2021, included $7 thousand from 2020 ESPP expense. Expense remaining to be recognized for unvested awards from the 2012, 2018, and 2020 plans as of June 30, 2021 was $3.0 million, which will be recognized on a weighted average basis over the next 2.9 years.
The following table presents the Company's outstanding option awards activity during the six months ended June 30, 2021:

(in thousands, except for share and per share amounts)	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	2,439,020	$1.59		$0.77		$32,791
Granted	315,974	13.70		8.04		—
Exercised/Released	(144,101)	1.71	$14.66	0.85		1,866
Cancelled/Forfeited	(1,909)	1.68		0.84		24
Outstanding, end of period	2,608,984	$3.07		$1.34	7.97	$24,474
Vested and exercisable, end of the period	1,786,584	1.93		0.79	7.57	18,494
Vested and unvested exercisable, end of the period	1,786,584	1.93		0.79	7.57	18,494
Vested and expected to vest, end of the period	2,528,947	2.89		1.30	7.93	24,089
During the six months ended June 30, 2021, the Company granted approximately 89,974 restricted stock units or RSUs to employees with a weighted average fair value of $13.72 per RSU and total aggregate intrinsic value of $1.2 million. None of the RSUs were vested as of June 30, 2021, and they had a weighted average remaining contractual life of 9.8 years.
As of June 30, 2021 and December 31, 2020, there was an aggregate of 4.7 million and 5.0 million shares of common stock, respectively, available for grant under the 2020 Plan.
Warrants
During the six months ended June 30, 2021 no warrants were issued.

During the six months ended June 30, 2021, warrants were exercised in exchange for issuing 623,613 shares of the Company’s common stock with total cash proceeds of $124 thousand.
Warrants exercised during the six months ended June 30, 2021, included 565,496 held by related parties (investors), with 626,339 related party warrants outstanding as of June 30, 2021.

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
The following table presents sales and costs of sales by segment, in thousands:

	Retail Pharmacy Services	Pharmacy Technology	Total
Three Months Ended June 30, 2021
Sales:
Pharmacy and hardware sales:
Retail pharmacy sales	$4,494	$—	$4,494
Hardware	—	123	123
Subscription sales	—	108	108
Total pharmacy and hardware sales	4,494	231	4,725
Service sales:
Software integration	—	—	—
Software	—	41	41
Maintenance and support	—	40	40
Installation	—	12	12
Professional services and other	—	212	212
Total service sales	—	305	305
Total sales	4,494	536	5,030
Cost of sales	4,435	422	4,857
Gross profit	$59	$114	$173

	Retail Pharmacy Services	Pharmacy Technology	Total
Three Months Ended June 30, 2020
Sales:
Pharmacy and hardware sales:
Retail pharmacy sales	$1,713	$—	$1,713
Hardware	—	423	423
Subscription sales	—	123	123
Total pharmacy and hardware sales	1,713	546	2,259
Service sales:
Software	—	10	10
Maintenance and support	—	13	13
Installation	—	28	28
Professional services and other	—	1	1
Total service sales	—	52	52
Total sales	1,713	598	2,311
Cost of sales	1,679	186	1,865
Gross profit	$34	$412	$446

	Retail Pharmacy Services	Pharmacy Technology	Total
Six Months Ended June 30, 2021
Sales:
Pharmacy and hardware sales:
Retail pharmacy sales	$7,912	$—	$7,912
Hardware	—	364	364
Subscription sales	—	230	230
Total pharmacy and hardware sales	7,912	594	8,506
Service sales:
Software	—	74	74
Maintenance and support	—	71	71
Installation	—	28	28
Professional services and other	—	378	378
Total service sales	—	551	551
Total sales	7,912	1,145	9,057
Cost of sales	7,764	800	8,564
Gross profit	$148	$345	$493

	Retail Pharmacy Services	Pharmacy Technology	Total
Six Months Ended June 30, 2020
Sales:
Pharmacy and hardware sales:
Retail pharmacy sales	$3,010	$—	$3,010
Hardware	—	423	423
Subscription sales	—	228	228
Total pharmacy and hardware sales	3,010	651	3,661
Service sales:
Software	—	10	10
Maintenance and support	—	23	23
Installation	—	28	28
Professional services and other	—	1	1
Total service sales	—	62	62
Total sales	3,010	713	3,723
Cost of sales	3,017	280	3,297
Gross profit	$(7)	$433	$426
The following table presents assets and liabilities by segment, in thousands:

	Retail Pharmacy Services	Pharmacy Technology	Corporate	Total
June 30, 2021
Assets	$8,528	$4,407	$48,315	$61,250
Liabilities	$4,205	$3,713	$11,233	$19,151
December 31, 2020
Assets	$6,012	$5,547	$57,772	$69,331
Liabilities	$2,203	$3,422	$2,639	$8,264
The following table presents long-lived assets, which include property, plant, and equipment and right-of-use-assets by geographic region, based on the physical location of the assets, in thousands:

	June 30,	December 31,
	2021	2020
Long-lived assets:
United States	$5,391	$4,533
Canada	194	501
Total long-lived assets	$5,585	$5,034

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with our audited historical consolidated condensed financial statements for the year ended December 31, 2020, which are included in the Annual Report on Form 10-K, filed with the SEC on March 31, 2021, and our unaudited consolidated condensed financial statements for the three and six months ended June 30, 2021 included elsewhere in this Quarterly Report on Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Quarterly Report on Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q, Part II, Item 1A. "Risk Factors" of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and Part I, Item 1A. "Risk Factors" of the 2020 Form 10-K for the year ended December 31, 2020. Unless otherwise indicated or the context otherwise requires, references herein to “MedAvail,” “MedAvail Holdings,” “we,” “us,” “our,” and the “Company” refers to MedAvail Holdings, Inc. and its subsidiaries.
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
The MedCenter kiosk works in tandem with our Remote Dispensing System®, or the Remote Dispensing System, which consists of customer-facing software for remote ordering of medications for pick-up at a MedCenter, or next day home delivery. Supporting its MedCenter kiosks and Remote Dispensing System is our back-end MedPlatform® Enterprise Software, or the MedPlatform Enterprise Software, which controls dispensing and MedCenter monitoring; and supporting Pharmacy Management System software, which allows connection to our supporting team of pharmacists and kiosk administrators.
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
Components of Operating Results for the Six Months Ended June 30, 2021
We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $19.9 million and $12.2 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $168.2 million. Substantially all of our operating losses resulted from expenses incurred in connection with building out our retail pharmacy services operating footprint and from general and administrative costs associated with our operations.
We expect to incur significant additional expenses and operating losses for at least the next two years as we initiate and continue the technology development, deployment of our MedCenter technology and adding personnel necessary to operate as a public company with rapidly growing retail pharmacy operations in the United States. In addition, operating as a publicly traded company involves the hiring of additional financial and other personnel, upgrading our financial information systems and incurring costs associated with operating as a public company. We expect that our operating losses will lessen and turn positive as we execute our growth strategies within each of our operating segments. If our management accelerates deployment into new states, operating losses could increase in the near-term, as we grow and scale our operations in new states; we expect operating performance to turn positive once each state reaches sufficient scale in sales volume.
As of June 30, 2021, we had cash and cash equivalents of $48.7 million. We will continue to require additional capital to continue our technology development and commercialization activities and build out our pharmacy operations to serve our growing customer base. Accordingly, in November 2020 we completed the sale of additional equity through a private placement funding, where we raised $83.9 million. Additionally, in June 2021 we entered into a term loan and borrowed $10.0 million. Although we believe the proceeds from the private placement, loan proceeds, and borrowing capacity provide sufficient funding to execute our current growth plan, due to market risks (as outlined in the "Risk Factors" section of this Quarterly Report on Form 10-Q), we expect a need to raise additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our growth strategy and capital market conditions. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop product candidates.
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
Overview of Pharmacy Technology Segment
MedAvail Technologies develops and commercializes the MedCenter for direct sale or subscription to third-party customers, including some of the world’s largest healthcare providers and systems, as well as large retail chains that provide full retail-pharmacy services using our technology.

Results of Operations for the Three Months Ended June 30, 2021
Sales – Retail Pharmacy and Hardware and Service
Retail pharmacy and hardware sales
Retail pharmacy sales from the retail pharmacy services segment are derived from sales of prescription medications and over-the-counter products to patients. Medications are sold and delivered by various methods including dispensing product directly from the MedCenter, patient pick up at MedAvail’s SpotRx pharmacy locations or home delivery of medications to patient residences. Hardware sales from the pharmacy technology segment are derived from either the sales or subscription of the MedCenter to customers.
Service sales
Services sales from the pharmacy technology segment are derived from installation and support services.

Sales

	Three Months Ended June 30,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Pharmacy and hardware sales:	(in thousands)
Retail pharmacy sales	$4,494	$1,713	$2,781	162%
Hardware	123	423	(300)	(71)%
Subscription sales	108	123	(15)	(12)%
Total pharmacy and hardware sales	4,725	2,259	2,466	109%
Service sales:
Software	41	10	31	310%
Maintenance and support	40	13	27	208%
Installation	12	28	(16)	(57)%
Professional services and other	212	1	211	21100%
Total service sales	305	52	253	487%
Total sales	$5,030	$2,311	$2,719	118%
During the three months ended June 30, 2021, retail pharmacy and hardware sales increased $2.5 million to $4.7 million compared to the same period in 2020. The increase was primarily due to volume growth in prescription sales at existing sites in Arizona, as well as growth from newly launched sites in Arizona, California and Michigan.
During the three months ended June 30, 2021, services sales increased $0.25 million to $0.31 million compared to the same period in 2020. The increase was due to the related increase in pharmacy and hardware sales, and professional services associated with contracted software integration work enabling a large health system customer to fully integrate their backend pharmacy management system with our back-end MedPlatform® Enterprise Software. This integration work was nearly complete by June 30, 2021.
Cost of Sales – Pharmacy and Hardware and Service
Pharmacy and hardware cost of sales
Cost of sales consists primarily of prescription medications, and other over-the-counter health products; and costs incurred to acquire MedCenters sold to third-party customers.
Service cost of sales
Cost of sales consists primarily of costs incurred to install and maintain MedCenters at third-party customer locations.

Costs of sales

	Three Months Ended June 30,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Retail pharmacy and hardware cost of sales:	(in thousands)
Prescription drugs	$4,126	$1,587	$2,539	160%
Shipping	309	93	216	232%
Hardware	202	93	109	117%
Depreciation	42	53	(11)	(21)%
Total retail pharmacy and hardware cost of sales	4,679	1,826	2,853	156%
Service cost of sales:
Professional services	143	—	143	—%
Maintenance and support services	30	27	3	11%
Installation services	5	12	(7)	(58)%
Total service cost of sales	178	39	139	356%
Total cost of sales	$4,857	$1,865	$2,992	160%
During the three months ended June 30, 2021, retail pharmacy and hardware cost of sales increased $2.9 million to $4.7 million compared to the same period in 2020. The increase was primarily due to costs associated with volume growth in prescription sales at existing sites and additional sites launched in the remaining period in 2020 and 2021 in Arizona, California and Michigan. Shipping costs, related to our home delivery service via third-party courier, increased $0.2 million compared to the same period in 2020. This increase is due to increased utilization of the service due to higher telehealth clinic visits caused by the Covid-19 pandemic.
During the three months ended June 30, 2021, service cost of sales increased $0.1 million to $0.2 million compared to the same period in 2020. The increase was due primarily to costs associated with contracted software integration work enabling a large health system customer to fully integrate their backend pharmacy management system with our MedPlatform® Enterprise Software.
Pharmacy operations
Pharmacy operations consist of costs incurred to operate retail pharmacies including pharmacy labor costs, rent and utilities, and pharmacy license fees. Wages and salaries consist of compensation costs incurred for all pharmacy operations related employees and contractors including bonuses, health plans, severance, and contractor costs.
Depreciation of property, plant and equipment includes depreciation on MedCenters, IT equipment, leasehold improvements, general plant and equipment, software, office furniture and equipment and vehicles. Amortization of intangible assets consists of amortization of intellectual property, website and mobile applications and software.

	Three Months Ended June 30,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Pharmacy operations expenses:	(in thousands)
Wages and salaries	$1,713	$874	$839	96%
Other pharmacy operations expenses	298	16	282	1763%
Depreciation of property, plant and equipment	213	206	7	3%
Amortization of intangible assets	68	20	48	240%
Total pharmacy operations expenses	$2,292	$1,116	$1,176	105%
During the three months ended June 30, 2021, pharmacy operations expenses increased $1.2 million to $2.3 million compared to the same period in 2020. This increase was primarily due to the opening of four additional central pharmacy locations in the remaining period in 2020, including three in California and one in Michigan. Additionally, volume growth continued to ramp at existing pharmacy locations in Arizona, increasing pharmacy personnel and supplies during the remaining period in 2020 and first half of 2021, resulting in increased operating costs.

General and administrative
General and administrative expenses consist of personnel costs, facility expenses and expenses for outside professional services, including legal, audit and accounting services. Personnel costs consist of salaries, benefits and share-based compensation. Facility expenses consist of rent and other related costs. Corporate insurance, office supplies and technology expenses are also captured within general and administrative expenses. We incurred and expect to incur additional expenses as a result of being a public company, including expenses related to compliance with the rules and regulations of the SEC, Nasdaq, additional insurance, investor relations and other administrative expenses and professional services.
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

	Three Months Ended June 30,		2021 vs. 2020
	2021	2020	Amount Change	% Change
General and administrative expenses:	(in thousands)
Wages and salaries	$3,231	$2,412	$819	34%
Professional services	1,120	265	855	323%
Rent and utilities	401	298	103	35%
Office and IT supplies	400	262	138	53%
Insurance	437	57	380	667%
Share-based compensation	323	86	237	276%
Travel and other employee expenses	225	80	145	181%
Other general and administrative expenses	509	120	389	324%
Total general and administrative expenses	$6,646	$3,580	$3,066	86%
During the three months ended June 30, 2021, general and administrative costs increased approximately $3.1 million to $6.6 million compared to the same period in 2020. This increase was primarily due to hiring additional administrative staff as well as other investments necessary for our growth and becoming a public company. Additionally, increases in other general expenses, such as director and officer insurance, auditor fees, and legal fees were also partly a consequence of operating as a public company.
Selling and marketing
Selling and marketing expenses consist of marketing and advertising costs, personnel costs, and marketing related expenses for outside professional services. Wages and salaries consist of compensation costs incurred for all selling and marketing employees, and contractors including bonuses, health plans, severance, and contractor costs.

	Three Months Ended June 30,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Selling and marketing expenses:	(in thousands)
Wages and salaries	$1,277	$459	$818	178%
Marketing	140	86	54	63%
Travel and other employee expenses	78	24	54	225%
Other selling and marketing expenses	2	1	1	100%
Total selling and marketing expenses	$1,497	$570	$927	163%
During the three months ended June 30, 2021, selling and marketing costs increased approximately $0.9 million to $1.5 million compared to the same period in 2020. This increase was primarily due to personnel related costs associated with hiring additional Clinic Account Managers (CAMs) and Regional Directors, which directly support the medical clinic’s staff and patients at the clinics where we are deployed.

Research and development
Research and development expenses represent costs incurred to develop and innovate our MedCenter platform technology, including development work on hardware, software and supporting information technology infrastructure. Wages and salaries consist of compensation costs incurred for research and development employees and contractors including bonuses, health plans, severance, and contractor costs.
We recognize hardware development costs as they are incurred. When hardware is constructed for use by customers, costs are capitalized after technological feasibility is achieved and expensed before technological feasibility is achieved. Costs of hardware completed but not yet placed in service are capitalized as equipment (a long-lived asset) on the consolidated condensed balance sheets. Costs of hardware completed and placed in service with customers are capitalized as equipment and depreciated over the estimated useful life of the equipment.
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

	Three Months Ended June 30,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Research and development expenses:	(in thousands)
Wages and salaries	$167	$124	$43	35%
Materials	20	37	(17)	(46)%
Other expenses	14	2	12	600%
Total research and development expenses	$201	$163	$38	23%
During the three months ended June 30, 2021, research and development costs increased approximately $0.04 million. This increase was primarily due to ongoing product improvement activities.
Other gain (loss)
During the three months ended June 30, 2021, other gain (loss) of $0.04 million was not significant.
Interest income and expense
Interest expense consists of accrued interest on outstanding debt and is payable upon the maturity date.

	Three Months Ended June 30,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Interest income:	(in thousands)
Interest income	$27	$7	$20	286%
Total interest income	$27	$7	$20	286%
Interest expense:
Interest expense	$(66)	$(277)	$211	(76)%
Total interest expense	$(66)	$(277)	$211	(76)%
During the three months ended June 30, 2021, interest expense decreased compared to the same period in 2020 due to a convertible note that was outstanding through the second quarter in 2020 and settled in November 2020. On March 24, 2016, MedAvail and a significant customer and investor entered into a subordinated secured convertible promissory five-year note agreement for $10.0 million or the Convertible Note. This Convertible Note was convertible into common shares at the holder’s request. The Convertible Note, including accrued interest, was repaid in its entirety on November 17, 2020. For more detail on outstanding debt and associated maturities, see Note 7 to the unaudited consolidated condensed financial statements presented elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations for the Six Months Ended June 30, 2021
Sales – Retail Pharmacy and Hardware and Service
Retail pharmacy and hardware sales
Retail pharmacy sales from the retail pharmacy services segment are derived from sales of prescription medications and over-the-counter products to patients. Medications are sold and delivered by various methods including dispensing product directly from the MedCenter, patient pick up at MedAvail’s SpotRx pharmacy locations or home delivery of medications to patient residences. Hardware sales from the pharmacy technology segment are derived from either the sales or subscription of the MedCenter to customers.
Service sales
Services sales from the pharmacy technology segment are derived from installation and support services.
Sales

	Six Months Ended June 30,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Pharmacy and hardware sales:	(in thousands)
Retail pharmacy sales	$7,912	$3,010	$4,902	163%
Hardware	364	423	(59)	(14)%
Subscription sales	230	228	2	1%
Total pharmacy and hardware sales	8,506	3,661	4,845	132%
Service sales:
Software	74	10	64	640%
Maintenance and support	71	23	48	209%
Installation	28	28	—	—%
Professional services and other	378	1	377	37700%
Total service sales	551	62	489	789%
Total sales	$9,057	$3,723	$5,334	143%
During the six months ended June 30, 2021, retail pharmacy and hardware sales increased $4.8 million to $8.5 million compared to the same period in 2020. The increase was primarily due to volume growth in prescription sales at existing sites in Arizona, as well as growth from newly launched sites in Arizona, California and Michigan.
During the six months ended June 30, 2021, services sales increased $0.5 million to $0.6 million compared to the same period in 2020. The increase was due to the related increase in pharmacy and hardware sales, and professional services associated with contracted software integration work enabling a large health system customer to fully integrate their back-end pharmacy management system with our back-end MedPlatform® Enterprise Software. This integration work was nearly complete by June 30, 2021.
Cost of Sales – Pharmacy and Hardware and Service
Pharmacy and hardware cost of sales
Cost of sales consists primarily of prescription medications, and other over-the-counter health products; and costs incurred to acquire MedCenters sold to third-party customers.
Service cost of sales
Cost of sales consists primarily of costs incurred to install and maintain MedCenters at third-party customer locations.

Costs of sales

	Six Months Ended June 30,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Retail pharmacy and hardware cost of sales:	(in thousands)
Prescription drugs	$7,185	$2,861	$4,324	151%
Shipping	579	156	423	271%
Hardware	353	93	260	280%
Depreciation	88	101	(13)	(13)%
Total retail pharmacy and hardware cost of sales	8,205	3,211	4,994	156%
Service cost of sales:
Professional services	285	—	285	—%
Maintenance and support services	59	60	(1)	(2)%
Installation services	15	26	(11)	(42)%
Total service cost of sales	359	86	273	317%
Total cost of sales	$8,564	$3,297	$5,267	160%
During the six months ended June 30, 2021, retail pharmacy and hardware cost of sales increased $5.0 million to $8.2 million compared to the same period in 2020. The increase was primarily due to costs associated with volume growth in prescription sales at existing sites and additional sites launched in the remaining period in 2020 and 2021 in Arizona, California and Michigan. Shipping costs, related to our home delivery service via third-party courier, increased $0.4 million compared to the same period in 2020. This increase is due to increased utilization of the service due to higher telehealth clinic visits caused by the Covid-19 pandemic.
During the six months ended June 30, 2021, service cost of sales increased $0.3 million to $0.4 million compared to the same period in 2020. The increase was due primarily to costs associated with contracted software integration work enabling a large health system customer to fully integrate their backend pharmacy management system with our MedPlatform® Enterprise Software.
Pharmacy operations
Pharmacy operations consist of costs incurred to operate retail pharmacies including pharmacy labor costs, rent and utilities, and pharmacy license fees. Wages and salaries consist of compensation costs incurred for all pharmacy operations related employees and contractors including bonuses, health plans, severance, and contractor costs.
Depreciation of property, plant and equipment includes depreciation on MedCenters, IT equipment, leasehold improvements, general plant and equipment, software, office furniture and equipment and vehicles. Amortization of intangible assets consists of amortization of intellectual property, website and mobile applications and software.

	Six Months Ended June 30,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Pharmacy operations expenses:	(in thousands)
Wages and salaries	$3,183	$1,709	$1,474	86%
Other pharmacy operations expenses	520	76	444	584%
Depreciation of property, plant and equipment	421	363	58	16%
Amortization of intangible assets	100	57	43	75%
Total pharmacy operations expenses	$4,224	$2,205	$2,019	92%
During the six months ended June 30, 2021, pharmacy operations expenses increased $2.0 million to $4.2 million compared to the same period in 2020. This increase was primarily due to the opening of four additional central pharmacy locations in the remaining period in 2020, including three in California and one in Michigan. Additionally, volume growth continued to ramp at existing pharmacy locations in Arizona, increasing pharmacy personnel and supplies during the remaining period in 2020 and 2021, resulting in increased operating costs.

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
We have a stock option plan whereby awards are granted to certain of our employees. The fair value of the stock options and restricted stock units granted by us to our employees is recognized as compensation expense on a straight-line basis over the applicable vesting period. We measure the fair value of the stock options using the Black-Scholes option pricing model as of the grant date. Shares issued upon the exercise of stock options and vesting of restricted stock units are new shares. We estimate forfeitures based on historical experience and expense related to awards is adjusted over the term of the awards to reflect their probability of vesting. All fully vested awards are fully expensed.

	Six Months Ended June 30,		2021 vs. 2020
	2021	2020	Amount Change	% Change
General and administrative expenses:	(in thousands)
Wages and salaries	$6,960	$4,500	$2,460	55%
Professional services	2,165	422	1,743	413%
Rent and utilities	819	653	166	25%
Office and IT supplies	693	574	119	21%
Insurance	895	102	793	777%
Share-based compensation	583	170	413	243%
Travel and other employee expenses	378	276	102	37%
Other general and administrative expenses	643	383	260	68%
Total general and administrative expenses	$13,136	$7,080	$6,056	86%
During the six months ended June 30, 2021, general and administrative costs increased approximately $6.1 million to $13.1 million compared to the same period in 2020. This increase was primarily due to hiring additional administrative staff as well as other investments necessary for our growth and becoming a public company. Additionally, increases in other general expenses, such as director and officer insurance, auditor fees, and legal fees were also partly a consequence of operating as a public company.
Selling and marketing
Selling and marketing expenses consist of marketing and advertising costs, personnel costs, and marketing related expenses for outside professional services. Wages and salaries consist of compensation costs incurred for all selling and marketing employees, and contractors including bonuses, health plans, severance, and contractor costs.

	Six Months Ended June 30,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Selling and marketing expenses:	(in thousands)
Wages and salaries	$2,494	$1,009	$1,485	147%
Marketing	269	178	91	51%
Travel and other employee expenses	109	61	48	79%
Other selling and marketing expenses	6	25	(19)	(76)%
Total selling and marketing expenses	$2,878	$1,273	$1,605	126%
During the six months ended June 30, 2021, selling and marketing costs increased approximately $1.6 million to $2.9 million compared to the same period in 2020. This increase was primarily due to personnel related costs associated with hiring additional Clinic Account Managers (CAMs) and Regional Directors, which directly support the medical clinic’s staff and patients at the clinics where we are deployed.

Research and development
Research and development expenses represent costs incurred to develop and innovate our MedCenter platform technology, including development work on hardware, software and supporting information technology infrastructure. Wages and salaries consist of compensation costs incurred for research and development employees and contractors including bonuses, health plans, severance, and contractor costs.
We recognize hardware development costs as they are incurred. When hardware is constructed for use by customers, costs are capitalized after technological feasibility is achieved and expensed before technological feasibility is achieved. Costs of hardware completed but not yet placed in service are capitalized as equipment (a long-lived asset) on the consolidated condensed balance sheets. Costs of hardware completed and placed in service with customers are capitalized as equipment and depreciated over the estimated useful life of the equipment.
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

	Six Months Ended June 30,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Research and development expenses:	(in thousands)
Wages and salaries	$333	$249	$84	34%
Materials	20	122	(102)	(84)%
Other expenses	16	7	9	129%
Total research and development expenses	$369	$378	$(9)	(2)%
During the six months ended June 30, 2021, research and development costs decreased approximately $0.01 million. This decrease was primarily due to completion of certain development work related to our M5 MedCenter technology in 2020.
Other gain (loss)
During the six months ended June 30, 2021, other gain (loss) included a gain of $0.2 million, primarily from PPP loan forgiveness. MedAvail received forgiveness approval of the loan on March 30, 2021 in accordance with the terms of the CARES Act.
Interest income and expense
Interest expense consists of accrued interest on outstanding debt and is payable upon the maturity date.

	Six Months Ended June 30,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Interest income:	(in thousands)
Interest income	$67	$15	$52	347%
Total interest income	$67	$15	$52	347%
Interest expense:
Interest expense	$(68)	$(456)	$388	(85)%
Total interest expense	$(68)	$(456)	$388	(85)%
During the six months ended June 30, 2021, interest expense decreased compared to the same period in 2020 due to a convertible note that was outstanding through the second quarter in 2020 and settled in November 2020. On March 24, 2016, MedAvail and a significant customer and investor entered into a subordinated secured convertible promissory five-year note agreement for $10.0 million or the Convertible Note. This Convertible Note was convertible into common shares at the option holder’s request. The Convertible Note, including accrued interest, was repaid in its entirety on November 17, 2020. For more detail on outstanding debt and associated maturities, see Note 7 to the unaudited consolidated condensed financial statements presented elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
Sources of Liquidity
Since inception through June 30, 2021, our operations have been financed primarily by net cash proceeds from the sale of stock from private placements, the sale of redeemable preferred stock and debt. As of June 30, 2021, we had $48.7 million in cash and cash equivalents and an accumulated deficit of $168.2 million. Although we believe our cash and cash equivalents and borrowing capacity are sufficient funding to execute our current growth plan for the foreseeable future, due to market risks (as outlined in the "Risk Factors" section of this Quarterly Report on Form 10-Q) and opportunities, we expect a need to raise additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our growth strategy and capital market conditions. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates. Our management actively evaluates matters of liquidity and growth capital needs, including evaluating debt and equity as sources of growth capital with a focus on lower overall weighted average cost of capital and favorable financing terms.
Cash Flows
The following table summarizes our cash flows for the three months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		2021 vs. 2020
(In thousands)	2021	2020	Amount Change	% Change
Cash used in operating activities	$(16,516)	(10,073)	$(6,443)	64%
Cash used in investing activities	(1,413)	(302)	(1,111)	368%
Cash provided by financing activities	8,730	8,846	(116)	(1)%
Net decrease in cash and cash equivalents, and restricted cash	$(9,199)	$(1,529)	$(7,670)	502%
Operating Activities
During the six months ended June 30, 2021, cash used in operating activities increased $6.4 million to $16.5 million compared to the same period in 2020. The increase was primarily due to an increase in operating expenses from wages and salaries and costs attributable to the launch and growth of our retail pharmacy operations in Arizona, California, and Michigan, and operating as a public company.
Investing Activities
During the six months ended June 30, 2021, cash used in investing activities increased $1.1 million to $1.4 million compared to the same period in 2020. The increase was primarily due to an increase in investment in property, plant and equipment and intangible assets associated with investments in retail pharmacy services operations in Arizona, California and Michigan.
Financing Activities
During the six months ended June 30, 2021, cash provided by financing activities decreased $0.1 million to $8.7 million compared to the same period in 2020. In the first half of 2020 the activity was primarily from the issuance of preferred stock and debt, and in the first half of 2021 the activity was primarily from issuing debt.

Critical Accounting Policies and Estimates
There were no significant changes in our critical accounting policies in the six months ended June 30, 2021, from those previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item IA – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) and in Part II, Item 1A – Risk Factors contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the “Q1 2021 Quarterly Report”). The risk factors described in those sections, as well as other information set forth in this Quarterly Report on Form 10-Q, could materially affect our business, financial condition or operating results. The risks described in our 2020 Annual Report and our Q1 2021 Quarterly Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	November 18, 2020
3.2	Amended and Restated Bylaws of the Registrant	8-K	3.2	November 18, 2020
4.1	Form of Common Stock Purchase Warrant issued by MedAvail, Inc.	8-K	4.1	November 18, 2020
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant, MedAvail, Inc., and certain stockholders, dated October 9, 2020	S-4/A	4.9	October 9, 2020
4.3	Form of Common Stock Purchase Warrant issued by the Registrant to H.C. Wainwright & Co., LLC or its affiliates	8-K	4.3	November 18, 2020
10.1#	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant	8-K	10.15	November 18, 2020
10.2#	MedAvail Holdings, Inc. 2020 Equity Incentive Plan and related form agreements	8-K	10.11	November 18, 2020
10.3#	MedAvail Holdings, Inc. 2020 Employee Stock Purchase Plan	8-K	10.12	November 18, 2020
10.4#	MedAvail, Inc. 2012 Equity Incentive Plan, as amended, and related form agreements	8-K	10.13	November 18, 2020
10.5#	MedAvail, Inc. 2018 Equity Incentive Plan and related form agreements	8-K	10.14	November 18, 2020
10.6	Product Distribution Agreement, dated October 31, 2018, by and between MedAvail Pharmacy Inc. and Priority Healthcare Distribution, Inc.	S-4	10.21	September 3, 2020
10.7§	Pharmacy Provider Agreement, dated September 11, 2017, by and between MedAvail Pharmacy Inc. and Express Scripts, Inc.	S-4	10.23	September 3, 2020
10.8§	Manufacturing and Supply Agreement, dated August 17, 2020, by and between MedAvail Technologies Inc. and KITRON TECHNOLOGIES	S-4	10.24	September 3, 2020
10.9	Industrial Lease, dated August 13, 2012, by and between MedAvail Technologies Inc. and The Great-West Life Assurance Company and 801611 Ontario Limited, as amended on February 11, 2019	S-4	10.8	September 3, 2020
10.10#§	Offer Letter, dated November 1, 2012, by and between MedAvail, Inc. and Ed Kilroy	S-4	10.15	September 3, 2020
10.11#§	Offer Letter, dated December 30, 2019, by and between MedAvail, Inc. and Ryan Ferguson	S-4	10.16	September 3, 2020
10.12#§	Offer Letter, dated May 16, 2018, by and between MedAvail, Inc. and William Misloski	S-4	10.17	September 3, 2020
10.13#§	Offer Letter, dated May 7, 2019, by and between MedAvail, Inc. and David Rawlins	S-4	10.18	September 3, 2020
10.14#§	Offer Letter, dated June 20, 2019, by and between MedAvail, Inc. and Neil Prezioso	S-4	10.19	September 3, 2020
10.15	Loan and Security Agreement Dated June 7, 2021	8-K	10.1	June 11, 2021
17.01	Press Release Dated June 14, 2021	8-K	99.1	June 15, 2021
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
101*	Inline XBRL Document Set for the consolidated condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q
104*	Inline XBRL for the cover page of this Quarterly on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set
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

MEDAVAIL HOLDINGS, INC.

Date: August 12, 2021	By:	/s/ Ed Kilroy
Ed Kilroy
President and Chief Executive Officer