Form 10-Q
period 2021-09-30
MedAvail Holdings, Inc.
filed 2021-11-09
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2021, there were 32,848,154 shares of the registrant’s common stock outstanding.

MedAvail Holdings, Inc.
Form 10-Q
For the Three Months Ended September 30, 2021

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

PART I
Item 1. Financial Statements
MEDAVAIL HOLDINGS, INC.
Consolidated Condensed Balance Sheets
(Unaudited)
(US Dollars in thousands, except share amounts)

	September 30,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$35,875	$57,936
Restricted cash	400	60
Accounts receivable (net of allowance for doubtful accounts of $27 thousand for September 30, 2021, $40 thousand for December 31, 2020)	1,075	1,520
Inventories	4,253	2,817
Prepaid expenses and other current assets	762	1,534
Total current assets	42,365	63,867
Property, plant and equipment, net	4,632	3,795
Right-of-use assets	2,902	1,239
Other assets	248	203
Intangible assets	1,950	227
Total assets	$52,097	$69,331
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$7,075	$4,512
Short-term debt	1,000	2,161
Contract liability	317	275
Current portion of lease obligations	742	665
Total current liabilities	9,134	7,613
Long-term debt, net	9,466	—
Long-term portion of lease obligations	2,279	651
Total liabilities	20,879	8,264
Commitments and contingencies
Stockholders' deficit:
Common shares ($0.001 par value, 100,000,000 shares authorized, 32,754,925 and 31,816,020 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	33	32
Warrants	1,373	2,614
Additional paid-in-capital	216,204	213,624
Accumulated other comprehensive loss	(6,928)	(6,928)
Accumulated deficit	(179,464)	(148,275)
Total stockholders' equity	31,218	61,067
Total liabilities and stockholders' equity	$52,097	$69,331

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MEDAVAIL HOLDINGS, INC.
Consolidated Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(US Dollars in thousands, except share and per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales:
Pharmacy and hardware sales	$5,659	$3,926	$14,165	$7,587
Service sales	133	3,219	684	3,281
Total sales	5,792	7,145	14,849	10,868
Cost of sales:
Pharmacy and hardware cost of sales	5,539	2,132	13,744	5,343
Service cost of sales	67	30	426	116
Total cost of sales	5,606	2,162	14,170	5,459
Gross profit	186	4,983	679	5,409
Pharmacy operations	2,395	1,450	6,619	3,655
General and administrative	6,805	3,464	19,941	10,544
Selling and marketing	1,779	624	4,657	1,897
Research and development	232	154	601	532
Merger expenses	—	1,324	—	2,607
Operating loss	(11,025)	(2,033)	(31,139)	(13,826)
Other gain (loss), net	7	—	206	8
Interest income	7	—	74	15
Interest expense	(260)	(455)	(328)	(911)
Loss before income taxes	(11,271)	(2,488)	(31,187)	(14,714)
Income tax expense	(2)	—	(2)	—
Net loss	$(11,273)	$(2,488)	$(31,189)	$(14,714)
Other comprehensive income (loss):
Foreign currency translation adjustment	$—	$—	$—	$(2)
Total comprehensive loss	$(11,273)	$(2,488)	$(31,189)	$(14,716)
Net loss per share - basic and diluted	$(0.34)	$(1.22)	$(0.96)	$(7.60)
Weighted average shares outstanding - basic and diluted	32,750,831	2,045,686	32,580,199	1,936,015

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MEDAVAIL HOLDINGS, INC.
Consolidated Condensed Statements of Shareholders' Equity (Deficit)
(Unaudited)
(US Dollars in thousands, except per share amounts)

	Common Shares		Preferred Shares (1)		Warrants	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	32,583,734	$33	—	$—	$1,485	$215,700	$(168,191)	$(6,928)	$42,099
Net loss	—	—	—	—	—	—	(11,273)	—	(11,273)
Shares issued for options exercises	—	—	—	—	—	—	—	—	—
Exercise of warrants	171,191	—	—	—	(112)	139	—	—	27
Share-based compensation	—	—	—	—	—	365	—	—	365
Balance at September 30, 2021	32,754,925	$33	—	$—	$1,373	$216,204	$(179,464)	$(6,928)	$31,218

Balance at December 31, 2020	31,816,020	32	—	—	2,614	213,624	(148,275)	(6,928)	61,067
Net loss	—	—	—	—	—	—	(31,189)	—	(31,189)
Shares issued for options exercises	144,101	—	—	—	—	241	—	—	241
Exercise of warrants	794,804	1	—	—	(1,241)	1,391	—	—	151
Share-based compensation	—	—	—	—	—	948	—	—	948
Balance at September 30, 2021	32,754,925	$33	—	$—	$1,373	$216,204	$(179,464)	$(6,928)	$31,218

Balance at June 30, 2020	1,523,995	$8	10,603,217	$94,272	$1,315	$31,019	$(133,456)	$(6,952)	$(13,794)
Net loss	—	—	—	—	—	—	(2,488)	—	(2,488)
Shares issued for options exercises	12,532	—	—	—	—	19	—	—	19
Share-based compensation	—	—	—	—	—	65	—	—	65
Warrants issued	—	—	—	—	5	—	—	—	5
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—
Balance at September 30, 2020	1,536,527	$8	10,603,217	$94,272	$1,320	$31,103	$(135,944)	$(6,952)	$(16,193)

Balance at December 31, 2019	1,504,251	8	10,500,440	93,484	698	30,829	(121,230)	(6,950)	(3,161)
Net loss	—	—	—	—	—	—	(14,714)	—	(14,714)
Issuance of preferred shares	—	—	102,777	788	—	—	—	—	788
Shares issued for options exercises	32,276	—	—	—	—	50	—	—	50
Share-based compensation	—	—	—	—	—	235	—	—	235
Warrants issued	—	—	—	—	622	(11)	—	—	611
Cumulative translation adjustment	—	—	—	—	—	—	—	(2)	(2)
Balance at September 30, 2020	1,536,527	$8	10,603,217	$94,272	$1,320	$31,103	$(135,944)	$(6,952)	$(16,193)

(1) $0.001 par value, 10,000,000 shares authorized at September 30, 2021 and December 31, 2020. $0.001 par value, 16,638,421 shares authorized at September 30, 2020.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MEDAVAIL HOLDINGS, INC.
Consolidated Condensed Statement of Cash Flows
(Unaudited)
(US Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(31,189)	$(14,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant, and equipment	928	721
Amortization of intangible and leased assets, and debt discount	877	525
Bad debt and other non cash receivables adjustments	47	39
Interest accretion on debt and finance leases	—	834
Unrealized foreign currency gain	—	(2)
Other loss	—	67
Share-based compensation expense	948	235
Warrant expense	—	174
PPP loan forgiveness gain	(161)	—
Changes in operating assets and liabilities:
Change in accounts receivable	398	(243)
Change in inventory	(2,511)	(243)
Change in prepaid expenses and other current assets	772	(117)
Change in accounts payable, accrued expenses and other liabilities	2,180	2,427
Change in contract liability	42	(4,694)
Change in operating lease liability due to cash payments	(505)	(336)
Net cash used in operating activities	(28,174)	(15,327)
Cash flows from investing activities:
Purchase of property, plant and equipment	(680)	(419)
Payment of security deposits	(45)	(114)
Purchase of intangible assets and other assets	(1,544)	(82)
Net cash used in investing activities	(2,269)	(615)
Cash flows from financing activities:
Issuance of common shares upon exercise of options and warrants	392	39
Issuance of preferred shares	—	788
Proceeds from debt	10,000	8,498
Payment of debt issuance costs	(624)	(69)
Repayment of debt	(1,000)	—
Payments on finance lease obligations	(46)	(16)
Net cash provided by financing activities	8,722	9,240
Net decrease in cash, cash equivalents and restricted cash	(21,721)	(6,702)
Cash, cash equivalents and restricted cash at beginning of period	57,996	8,849
Cash, cash equivalents and restricted cash at end of period	$36,275	$2,147

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MEDAVAIL HOLDINGS, INC.
Consolidated Condensed Statement of Cash Flows
(Unaudited)
(US Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Supplemental noncash investing and financing activities:
Inventory transferred to property, plant and equipment	$1,075	$1,182
Property, plant and equipment transferred to intangible assets	$46	$—
Purchase of property, plant and equipment in accounts payable	$56	$62
Purchase of intangible assets in accounts payable	$398	$36
Conversion of other liability amount into warrants	$—	$448
Lease liabilities arising from obtaining right of use assets:
Operating leases	$2,177	$590
Finance leases	$97	$164

MEDAVAIL HOLDINGS, INC.
Notes to Consolidated Condensed Financial Statements
(Unaudited)
NOTE 1 - NATURE OF OPERATIONS
MedAvail Holdings, Inc., a Delaware corporation, or , MedAvail, or the Company, is a telehealth-enabled pharmacy technology company that has developed and commercialized an innovative self-service pharmacy, mobile application, kiosk and drive-thru solution. MedAvail's principal technology and product is the MedCenter, a pharmacist controlled, customer-interactive, prescription dispensing system akin to a “pharmacy in a box” or prescription-dispensing ATM. The MedCenter facilitates live pharmacist counselling via two-way audio-video communication with the ability to dispense prescription medicines under pharmacist control. MedAvail also operates SpotRx, or the Pharmacy, which is a full-service retail pharmacy utilizing the Company’s MedCenter technology. MedAvail also sells the MedCenter technology, which includes the MedCenter hardware, software, and related support services to customers such as healthcare providers and retailers for use within their own pharmacy operations.
Relevant accounting standards require that management make a determination as to whether or not substantial doubt exists as to our ability to continue as a going concern. If substantial doubt does exist, then management should determine if there are plans in place which alleviate that doubt. For the current nine months ended September 30, 2021, the Company has a net loss of $31.2 million, and negative cash flows from operations of $28.2 million. The Company's accumulated deficit as of September 30, 2021 is $179.5 million. Management has determined that there is not substantial doubt as to the Company’s ability to continue as a going concern. Our current cash on hand combined with our current borrowing capacity is expected to provide liquidity for the Company to support operations and growth for at least the next 12 months from the date of issuance of these unaudited interim consolidated condensed financial statements. However, we may have to raise additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our growth strategy and capital market conditions. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

NOTE 2 - BASIS OF PRESENTATION
The accompanying unaudited consolidated condensed financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for unaudited interim financial information. Accordingly, the unaudited interim consolidated condensed financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The consolidated condensed balance sheet as of December 31, 2020 was derived from the Company's audited consolidated financial statements but does not include all disclosures required by GAAP for audited financial statements. In the opinion of the Company's management, the interim information includes all adjustments, which include normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2020 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 31, 2021, or the 2020 Form 10-K.
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
The Company bases its estimates on the information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances including estimates of the impact of COVID-19. The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors, including but not limited to, the severity and duration of COVID-19, the extent to which it will impact our clinic customers, employees, suppliers, vendors, and business partners. The Company assessed certain accounting matters that require consideration of estimates and assumptions in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s recoverability of, intangible and other long-lived assets including operating lease right-of-use assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated condensed financial statements in future reporting periods. Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Actual results may differ.
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
Recently Adopted Accounting Standards
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). This guidance removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU was effective beginning in the first quarter of our fiscal year 2021. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. MedAvail assessed the impact of the new accounting standard on its consolidated condensed financial statements to facilitate its required adoption of the new standard on January 1, 2021. The adoption of ASU 2019-12 did not result in a material change to our consolidated condensed financial statements.
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

NOTE 4 - EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period.

The following table presents warrants included in weighted average shares outstanding due to their insignificant exercise price, during the period they were outstanding up to when they were exercised. After these warrants were exercised the related issued and outstanding common shares are included in weighted average shares outstanding:

Shares	Issuance Date	Exercise Date
118,228	May 9, 2018	May 10, 2021
309,698	February 11, 2020	May 10, 2021
84,911	June 29, 2020	May 10, 2021
58,518	November 18, 2020	May 10, 2021
During the three and nine months ended September 30, 2021 and 2020, there was no dilutive effect from stock options or other warrants due to the Company’s net loss position. Weighted average shares for historical periods have been adjusted for the effect of the 1.26 for 1 split on November 17, 2020. The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2021	2020	2021	2020
Net loss - basic and diluted	$(11,273)	$(2,488)	$(31,189)	$(14,714)
Weighted average shares - basic and diluted	32,750,831	2,045,686	32,580,199	1,936,015
Net loss per share - basic and diluted	$(0.34)	$(1.22)	$(0.96)	$(7.60)
As of September 30, 2021 and 2020, there were 2.9 million and 2.2 million, respectively, of option awards outstanding that were not included in the diluted shares calculation because their inclusion would have been antidilutive.

NOTE 5 - FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

		Fair Value Hierarchy
(In thousands)	September 30, 2021	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$35,875	$35,875	$—	$—
Restricted cash	400	400	—	—
Total assets	$36,275	$36,275	$—	$—

		Fair Value Hierarchy
(In thousands)	December 31, 2020	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$57,936	$57,936	$—	$—
Restricted cash	60	60	—	—
Total assets	$57,996	$57,996	$—	$—
The carrying amount of the Company’s short-term notes and PPP loan approximates fair value due to their short-term nature and the loans carry a current market rate, a Level 2 input. The carrying amount of the Company's term loan approximates fair value based upon market interest rates available to us for debt of similar risk and maturities, a Level 2 input. Refer to Note 7, Debt, for further information.

NOTE 6 - BALANCE SHEET AND OTHER INFORMATION
Restricted cash
MedAvail considers cash to be restricted when withdrawal or general use is legally restricted. During the three months ended September 30, 2021, MedAvail recovered the prior $0.06 million restricted cash balance that was held as a guarantee for certain purchasing cards. During the same period, pursuant to a Loan and Security Agreement with Silicone Valley Bank (See Note 7), MedAvail issued letters of credit to secure certain operating leases, and MedAvail is required to maintain a $0.40 million balance with the bank to secure the outstanding letters of credit. Due to the nature of the deposit, the balance is classified as restricted cash. Restricted cash is included in the balance for cash presented in the statements of cash flows.
Inventories
The following table presents detail of inventory balances:

	September 30,	December 31,
(In thousands)	2021	2020
Inventories:
MedCenter hardware	$1,739	$1,655
Pharmacy	1,985	837
Spare parts	529	325
Total inventories	$4,253	$2,817
Pharmacy inventory was recognized in pharmacy and hardware cost of sales at $5.0 million an $1.9 million during the three months ended September 30, 2021 and 2020, respectively, and $12.2 million and $4.8 million during the nine months ended September 30, 2021 and 2020, respectively. MedCenter hardware was recognized in pharmacy and hardware cost of sales at $0.13 million and $0.04 million during the three months ended September 30, 2021 and 2020, respectively, and $0.48 million and $0.14 million during the nine months ended September 30, 2021 and 2020, respectively.
Property, plant and equipment
The following tables present property, plant and equipment balances:

	Estimated useful lives	September 30,	December 31,
(In thousands)		2021	2020
Property, plant and equipment:
MedCenter equipment	5 years	$5,268	$4,622
IT equipment	1 - 3 years	2,269	1,999
Leasehold improvements	lesser of useful life or term of lease	866	799
General plant and equipment	5 - 8 years	567	353
Office furniture and equipment	5 - 8 years	369	329
Vehicles	5 years	54	54
Construction-in-process		534	90
Total historical cost		9,927	8,246
Accumulated depreciation		(5,295)	(4,451)
Total property, plant and equipment, net		$4,632	$3,795
Depreciation expense of property and equipment was $0.3 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $0.9 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively. Depreciation expense included in pharmacy and hardware cost of sales was $0.04 million and $0.05 million for the three months ended September 30, 2021 and 2020, respectively, and $0.13 million and $0.15 million for the nine months ended September 30, 2021 and 2020, respectively.

Intangible assets
The following table presents intangible asset balances:

	September 30,	December 31,
(In thousands)	2021	2020
Gross intangible assets:
Intellectual property	$3,857	$3,857
Software	3,731	1,815
Website and mobile application	583	583
Total intangible assets	8,171	6,255
Accumulated amortization:
Intellectual property	(3,857)	(3,857)
Software	(1,781)	(1,588)
Website and mobile application	(583)	(583)
Total accumulated amortization	(6,221)	(6,028)
Total intangible assets, net	$1,950	$227
Amortization expense of intangible assets was $0.09 million and $0.01 million for the three months ended September 30, 2021 and 2020, respectively, and $0.19 million and $0.07 million for the nine months ended September 30, 2021 and 2020, respectively, and are included in operating expenses.
Software includes internal use software costs that are accounted for in accordance with ASC 350. Costs associated with application development are capitalized as intangible assets. All other costs including planning, training, and conceptual evaluation are expensed.
Lessee leases
Balance sheet amounts for lease assets and leases liabilities are as follows:

	September 30,	December 31,
(In thousands)	2021	2020
Assets:
Operating	$2,720	$1,108
Finance	182	131
Total assets	$2,902	$1,239
Liabilities:
Operating:
Current	$661	$612
Long-term	2,178	572
Finance:
Current	81	53
Long-term	101	79
Total liabilities	$3,021	$1,316

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s leases as follows:

	September 30,	December 31,
(In thousands)	2021	2020
Finance leases:
Weighted-average remaining lease term (years)	1.8	2.4
Weighted-average discount rate	8.7%	6.0%
Operating leases:
Weighted-average remaining lease term (years)	4.1	2.5
Weighted-average discount rate	6.8%	6.0%
Maturities of operating leases liabilities are as follows, in thousands:

Remaining period in 2021	$176
2022	884
2023	773
2024	562
2025	478
2026	410
Thereafter	26
Total lease payments	3,309
Less: present value discount	(470)
Total leases	$2,839
Maturities of finance lease liabilities are as follows, in thousands:

Remaining period in 2021	$24
2022	95
2023	65
2024	19
2025	—
2026	—
Thereafter	—
Total finance lease payments	203
Less: imputed interest	(21)
Total leases	$182
Operating lease expense was $0.3 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $0.7 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 7 - DEBT
The following table presents debt balances at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
(In thousands)	2021	2020
Short-term note due May 2021	$—	$1,000
Short-term note due November 2021	1,000	1,000
PPP loan	—	161
Term loan	10,039	—
Term loan issuance costs, net	(573)	—
Total debt, net	10,466	2,161
Less short term debt	(1,000)	(2,161)
Long-term debt, net	$9,466	$—
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
The Loans mature on April 1, 2026. Principal repayment will commence on May 1, 2024 in equal monthly installments of the outstanding Loan balance through the maturity date. The Loans bear interest at a floating rate equal to the greater of 7.25% or the Prime Rate plus 4.0% (7.25% at September 30, 2021).
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
NOTE 8 - INCOME TAXES
The Company incurred minimal income tax expense for the three and nine months ended September 30, 2021, respectively, due to ongoing losses and minimum state income tax obligations. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of the ongoing losses.
As of September 30, 2021, the Company recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future.
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

NOTE 10 - SHARE-BASED COMPENSATION AND WARRANTS
Share-based compensation
The following table presents the Company's expense related to share-based compensation, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Share-based compensation	$365	$65	$948	$235
The share-based compensation expense for the three and nine months ended September 30, 2021, included $0.03 million from 2020 ESPP expense. Expense remaining to be recognized for unvested awards from the 2012, 2018, and 2020 plans as of September 30, 2021 was $3.8 million, which will be recognized on a weighted average basis over the next 3.0 years.
The following table presents the Company's outstanding option awards activity during the nine months ended September 30, 2021:

(in thousands, except for share and per share amounts)	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	2,439,020	$1.59		$0.77		$32,791
Granted	670,850	8.14		4.44		—
Exercised/Released	(144,101)	1.67	$14.66	0.83		1,872
Cancelled/Forfeited	(1,909)	1.65		0.83		24
Outstanding, end of period	2,963,860	$3.05		$1.59	7.99	$3,173
Vested and exercisable, end of the period	1,854,062	1.88		0.91	7.34	2,438
Vested and unvested exercisable, end of the period	1,854,062	1.88		0.91	7.34	2,348
Vested and expected to vest, end of the period	2,865,212	2.98		1.55	7.95	3,122
During the nine months ended September 30, 2021, the Company granted approximately 285,899 restricted stock units or RSUs to employees with a weighted average fair value of $6.50 per RSU and total aggregate intrinsic value of $1.9 million. None of the RSUs were vested as of September 30, 2021, and expense remaining to be recognized for unvested awards of $1.4 million will be recognized on a weighted average basis over the next 2.7 years.

As of September 30, 2021 and December 31, 2020, there was an aggregate of 4.2 million and 5.0 million shares of common stock, respectively, available for grant under the 2020 Plan.
Warrants
During the nine months ended September 30, 2021 no warrants were issued.
During the nine months ended September 30, 2021, warrants were exercised in exchange for issuing 794,804 shares of the Company’s common stock with total cash proceeds of $151 thousand.
Warrants exercised during the nine months ended September 30, 2021, included 565,496 held by related parties (investors), with 626,339 related party warrants outstanding as of September 30, 2021.

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
The following table presents sales and costs of sales by segment, in thousands:

	Retail Pharmacy Services	Pharmacy Technology	Total
Three Months Ended September 30, 2021
Sales:
Pharmacy and hardware sales:
Retail pharmacy sales	$5,445	$—	$5,445
Hardware	—	106	106
Subscription sales	—	108	108
Total pharmacy and hardware sales	5,445	214	5,659
Service sales:
Software integration	—	—	—
Software	—	51	51
Maintenance and support	—	44	44
Installation	—	11	11
Professional services and other	—	27	27
Total service sales	—	133	133
Total sales	5,445	347	5,792
Cost of sales	5,366	240	5,606
Gross profit	$79	$107	$186

	Retail Pharmacy Services	Pharmacy Technology(1)	Total
Three Months Ended September 30, 2020
Sales:
Pharmacy and hardware sales:
Retail pharmacy sales	$2,186	$—	$2,186
Hardware	—	1,625	1,625
Subscription sales	—	115	115
Total pharmacy and hardware sales	2,186	1,740	3,926
Service sales:
Software integration	—	3,168	3,168
Software	—	15	15
Maintenance and support	—	17	17
Installation	—	—	—
Professional services and other	—	19	19
Total service sales	—	3,219	3,219
Total sales	2,186	4,959	7,145
Cost of sales	2,042	120	2,162
Gross profit	$144	$4,839	$4,983
(1) Includes $1.5 million of hardware sales and $3.2 million of software integration sales associated with a non-recurring commercial agreement.

	Retail Pharmacy Services	Pharmacy Technology	Total
Nine Months Ended September 30, 2021
Sales:
Pharmacy and hardware sales:
Retail pharmacy sales	$13,357	$—	$13,357
Hardware	—	470	470
Subscription sales	—	338	338
Total pharmacy and hardware sales	13,357	808	14,165
Service sales:
Software integration	—	—	—
Software	—	125	125
Maintenance and support	—	115	115
Installation	—	39	39
Professional services and other	—	405	405
Total service sales	—	684	684
Total sales	13,357	1,492	14,849
Cost of sales	13,130	1,040	14,170
Gross profit	$227	$452	$679

	Retail Pharmacy Services	Pharmacy Technology(1)	Total
Nine Months Ended September 30, 2020
Sales:
Pharmacy and hardware sales:
Retail pharmacy sales	$5,196	$—	$5,196
Hardware	—	2,048	2,048
Subscription sales	—	343	343
Total pharmacy and hardware sales	5,196	2,391	7,587
Service sales:
Software integration	—	3,168	3,168
Software	—	25	25
Maintenance and support	—	40	40
Installation	—	28	28
Professional services and other	—	20	20
Total service sales	—	3,281	3,281
Total sales	5,196	5,672	10,868
Cost of sales	5,059	400	5,459
Gross profit	$137	$5,272	$5,409
(1)Includes $1.5 million of hardware sales and $3.2 million of software integration sales associated with a non-recurring commercial agreement.
The following table presents assets and liabilities by segment, in thousands:

	Retail Pharmacy Services	Pharmacy Technology	Corporate	Total
September 30, 2021
Assets	$11,867	$4,740	$35,490	$52,097
Liabilities	$5,976	$4,108	$10,795	$20,879
December 31, 2020
Assets	$6,012	$5,547	$57,772	$69,331
Liabilities	$2,203	$3,422	$2,639	$8,264
The following table presents long-lived assets, which include property, plant, and equipment and right-of-use-assets by geographic region, based on the physical location of the assets, in thousands:

	September 30,	December 31,
	2021	2020
Long-lived assets:
United States	$7,108	$4,533
Canada	426	501
Total long-lived assets	$7,534	$5,034

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with our audited historical consolidated condensed financial statements for the year ended December 31, 2020, which are included in the Annual Report on Form 10-K, filed with the SEC on March 31, 2021, and our unaudited consolidated condensed financial statements for the three and nine months ended September 30, 2021 included elsewhere in this Quarterly Report on Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Quarterly Report on Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q, Part II, Item 1A. "Risk Factors" of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and Part I, Item 1A. "Risk Factors" of the 2020 Form 10-K for the year ended December 31, 2020. Unless otherwise indicated or the context otherwise requires, references herein to “MedAvail,” “MedAvail Holdings,” “we,” “us,” “our,” and the “Company” refers to MedAvail Holdings, Inc. and its subsidiaries.
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
Our kiosks come in two models: the M4 MedCenter and the M5 MedCenter. The M4 MedCenter kiosk is designed to fit in waiting rooms, hallways, and lobbies. The M5 MedCenter is a larger kiosk designed as a full pharmacy replacement with the ability to serve 3-4 customers simultaneously. It can also be configured for drive through dispensing, similar to bank ATM drive through lanes.
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
Components of Operating Results for the Nine Months Ended September 30, 2021
We are not profitable and have incurred operating losses in each year since inception. Our net losses were $31.2 million and $14.7 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $179.5 million. Substantially all of our operating losses resulted from expenses incurred in connection with building out our retail pharmacy services operating footprint and from general and administrative costs associated with our operations.
We expect to incur significant additional expenses and operating losses for the foreseeable future as we initiate and continue the technology development, deployment of our MedCenter technology and adding personnel necessary to operate as a public company with rapidly growing retail pharmacy operations in the United States. In addition, operating as a publicly traded company involves the hiring of additional financial and other personnel, upgrading our financial information systems and incurring costs associated with operating as a public company. We expect that our operating losses will decrease and turn positive as we execute our growth strategies within our operating segments. If our management accelerates deployment into new states, operating losses could increase in the near-term, as we grow and scale our operations; we expect operating performance to turn positive once each state reaches sufficient scale in sales volume.
As of September 30, 2021, we had cash and cash equivalents of $35.9 million. We will continue to require additional capital to continue our technology development and commercialization activities and build out our pharmacy operations to serve our growing customer base. Accordingly, in November 2020 we completed the sale of additional equity through a private placement funding, where we raised $83.9 million. Additionally, in June 2021 we entered into a term loan and borrowed $10.0 million. Although we believe the proceeds from the private placement, loan proceeds, and borrowing capacity provide sufficient funding to execute our current growth plan, due to market risks (as outlined in the "Risk Factors" section of this Quarterly Report on Form 10-Q), we expect a need to raise additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our growth strategy and capital market conditions. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop product candidates.
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

Results of Operations for the Three Months Ended September 30, 2021
Sales – Retail Pharmacy and Hardware and Service
Retail pharmacy and hardware sales
Retail pharmacy sales from the retail pharmacy services segment are derived from sales of prescription medications and over-the-counter products to patients. Medications are sold and delivered by various methods including dispensing product directly from the MedCenter, patient pick up at MedAvail’s SpotRx pharmacy locations or home delivery of medications to patient residences. Hardware sales from the pharmacy technology segment are derived from either the sales or subscription of the MedCenter to customers.
Service sales
Services sales from the pharmacy technology segment are derived from installation and support services.

Sales

	Three Months Ended September 30,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Pharmacy and hardware sales:	(in thousands)
Retail pharmacy sales	$5,445	$2,186	$3,259	149%
Hardware	106	1,625	(1,519)	(93)%
Subscription sales	108	115	(7)	(6)%
Total pharmacy and hardware sales	5,659	3,926	1,733	44%
Service sales:
Software integration	—	3,168	(3,168)	—%
Software	51	15	36	240%
Maintenance and support	44	17	27	159%
Installation	11	—	11	—%
Professional services and other	27	19	8	42%
Total service sales	133	3,219	(3,086)	(96)%
Total sales	$5,792	$7,145	$(1,353)	(19)%
During the three months ended September 30, 2021, retail pharmacy and hardware sales increased $1.7 million to $5.7 million compared to the same period in 2020. The $1.7 million increase was due to a $3.3 million increase from volume growth in prescription sales at existing sites and additional sites launched in the remaining period in 2020 and 2021 in Arizona, California and Michigan, offset by the decrease in hardware sales from the third quarter 2020. During the third quarter 2020, MedAvail and a significant customer agreed that we had no further obligation to the customer related to a commercial contract. This revenue is non-recurring and was recorded as $1.5 million of hardware sales and $3.2 million of software integration sales for contract obligations that were in progress but not completed.

During the three months ended September 30, 2021, services sales decreased $3.09 million to $0.13 million compared to the same period in 2020. The decrease was primarily due to the aforementioned commercial agreement.
Cost of Sales – Pharmacy and Hardware and Service
Pharmacy and hardware cost of sales
Cost of sales consists primarily of prescription medications, and other over-the-counter health products; and costs associated with MedCenters sold to third-party customers.
Service cost of sales
Cost of sales consists primarily of costs incurred to install and maintain MedCenters at third-party customer locations.

Costs of sales

	Three Months Ended September 30,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Retail pharmacy and hardware cost of sales:	(in thousands)
Prescription drugs	$4,969	$1,916	$3,053	159%
Shipping	396	125	271	217%
Hardware	129	44	85	193%
Depreciation	45	47	(2)	(4)%
Total retail pharmacy and hardware cost of sales	5,539	2,132	3,407	160%
Service cost of sales:
Professional services	16	—	16	—%
Maintenance and support services	46	30	16	53%
Installation services	5	—	5	—%
Total service cost of sales	67	30	37	123%
Total cost of sales	$5,606	$2,162	$3,444	159%
During the three months ended September 30, 2021, retail pharmacy and hardware cost of sales increased $3.4 million to $5.5 million compared to the same period in 2020. The increase was primarily due to costs associated with volume growth in prescription sales at existing sites and additional sites launched in the remaining period in 2020 and 2021 in Arizona, California and Michigan. Shipping costs, related to our home delivery service via third-party courier, increased $0.3 million compared to the same period in 2020. This increase is due to increased utilization of the service due to higher telehealth clinic visits caused by the Covid-19 pandemic.
During the three months ended September 30, 2021, service cost of sales were reasonably consistent with prior period.
Pharmacy operations
Pharmacy operations consist of costs incurred to operate retail pharmacies including pharmacy labor costs, and pharmacy license fees. Wages and salaries consist of compensation costs incurred for all pharmacy operations related employees and contractors including bonuses, health plans, severance, and contractor costs.
Other pharmacy operations expenses consist of consulting and professional fees, maintenance fees, supply costs, and other costs.
Depreciation of property, plant and equipment includes depreciation on MedCenters, IT equipment, leasehold improvements, general plant and equipment, software, office furniture and equipment and vehicles. Amortization of intangible assets consists of amortization of intellectual property, website and mobile applications and software.

	Three Months Ended September 30,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Pharmacy operations expenses:	(in thousands)
Wages and salaries	$1,605	$1,131	$474	42%
Other pharmacy operations expenses	476	54	422	781%
Depreciation of property, plant and equipment	220	252	(32)	(13)%
Amortization of intangible assets	94	13	81	623%
Total pharmacy operations expenses	$2,395	$1,450	$945	65%
During the three months ended September 30, 2021, pharmacy operations expenses increased $0.9 million to $2.4 million compared to the same period in 2020. This increase was primarily due to the opening of three additional central pharmacy locations in the remaining period in 2020, including two in California and one in Michigan. Additionally, volume growth continued to ramp at existing pharmacy locations, thus increasing pharmacy personnel and supplies during the remaining period in 2020 and into 2021, resulting in increased operating costs. Amortization of intangible assets has increased as a result of deploying internally developed software in our pharmacy operations.

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
We have a stock option plan whereby awards are granted to certain of our employees. The fair value of the stock options and restricted stock units granted by us to our employees is recognized as compensation expense on a straight-line basis over the applicable vesting period. We measure the fair value of the stock options using the Black-Scholes option pricing model as of the grant date. Shares issued upon the exercise of stock options and vesting of restricted stock units are new shares. We estimate forfeitures based on historical experience and expense related to awards is adjusted over the term of the awards to reflect their probability of vesting. All fully vested awards are expensed.

	Three Months Ended September 30,		2021 vs. 2020
	2021	2020	Amount Change	% Change
General and administrative expenses:	(in thousands)
Wages and salaries	$4,005	$2,274	$1,731	76%
Professional services	549	247	302	122%
Rent and utilities	484	362	122	34%
Office and IT supplies	454	346	108	31%
Insurance	462	64	398	622%
Share-based compensation	365	65	300	462%
Travel and other employee expenses	174	45	129	287%
Other general and administrative expenses	312	61	251	411%
Total general and administrative expenses	$6,805	$3,464	$3,341	96%
During the three months ended September 30, 2021, general and administrative costs increased approximately $3.3 million to $6.8 million compared to the same period in 2020. This increase was primarily due to hiring additional administrative staff as well as other investments necessary for our growth and becoming a public company. Additionally, increases in other general expenses, such as director and officer insurance, auditor fees, and legal fees were also partly a consequence of operating as a public company.
Selling and marketing
Selling and marketing expenses consist of marketing and advertising costs, personnel costs, and marketing related expenses for outside professional services. Wages and salaries consist of compensation costs incurred for all selling and marketing employees, and contractors including bonuses, health plans, severance, and contractor costs.

	Three Months Ended September 30,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Selling and marketing expenses:	(in thousands)
Wages and salaries	$1,538	$523	$1,015	194%
Marketing	110	82	28	34%
Travel and other employee expenses	117	15	102	680%
Other selling and marketing expenses	14	4	10	250%
Total selling and marketing expenses	$1,779	$624	$1,155	185%
During the three months ended September 30, 2021, selling and marketing costs increased approximately $1.2 million to $1.8 million compared to the same period in 2020. This increase was primarily due to personnel related costs associated with hiring additional Clinic Account Managers (CAMs) and Regional Directors, which directly support the medical clinic’s staff and patients at the clinics where we are deployed.

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

	Three Months Ended September 30,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Research and development expenses:	(in thousands)
Wages and salaries	$165	$136	$29	21%
Materials	53	17	36	212%
Other expenses	14	1	13	1300%
Total research and development expenses	$232	$154	$78	51%
During the three months ended September 30, 2021, research and development costs increased approximately $0.08 million. This increase was primarily due to ongoing product improvement activities, including efforts to integrate our MedPlatform® Enterprises Software to the EPIC pharmacy management system.
Other gain (loss)
During the three months ended September 30, 2021, other gain (loss) of $7 thousand was not significant.
Interest income and expense
Interest expense consists of accrued interest on outstanding debt and is payable monthly.

	Three Months Ended September 30,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Interest income:	(in thousands)
Interest income	$7	$—	$7	0%
Total interest income	$7	$—	$7	0%
Interest expense:
Interest expense	$(260)	$(455)	$195	(43)%
Total interest expense	$(260)	$(455)	$195	(43)%
During the three months ended September 30, 2021, interest expense decreased compared to the same period in 2020 due to a convertible note that was outstanding through the third quarter in 2020 and settled in November 2020. On March 24, 2016, MedAvail and a significant customer and investor entered into a subordinated secured convertible promissory five-year note agreement for $10.0 million or the Convertible Note. This Convertible Note was convertible into common shares at the holder’s request. The Convertible Note, including accrued interest, was repaid in its entirety on November 17, 2020. For more detail on outstanding debt and associated maturities, see Note 7 to the unaudited consolidated condensed financial statements presented elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations for the Nine Months Ended September 30, 2021
Sales – Retail Pharmacy and Hardware and Service
Retail pharmacy and hardware sales
Retail pharmacy sales from the retail pharmacy services segment are derived from sales of prescription medications and over-the-counter products to patients. Medications are sold and delivered by various methods including dispensing product directly from the MedCenter, patient pick up at MedAvail’s SpotRx pharmacy locations or home delivery of medications to patient residences. Hardware sales from the pharmacy technology segment are derived from either the sales or subscription of the MedCenter to customers.
Service sales
Services sales from the pharmacy technology segment are derived from installation and support services.
Sales

	Nine Months Ended September 30,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Pharmacy and hardware sales:	(in thousands)
Retail pharmacy sales	$13,357	$5,196	$8,161	157%
Hardware	470	2,048	(1,578)	(77)%
Subscription sales	338	343	(5)	(1)%
Total pharmacy and hardware sales	14,165	7,587	6,578	87%
Service sales:
Software integration	—	3,168	(3,168)	—%
Software	125	25	100	400%
Maintenance and support	115	40	75	188%
Installation	39	28	11	39%
Professional services and other	405	20	385	1925%
Total service sales	684	3,281	(2,597)	(79)%
Total sales	$14,849	$10,868	$3,981	37%
During the nine months ended September 30, 2021, retail pharmacy and hardware sales increased $6.6 million to $14.2 million compared to the same period in 2020. The $6.6 million increase was due to a $8.2 million increase from volume growth in prescription sales at existing sites and additional sites launched in the remaining period in 2020 and 2021 in Arizona, California and Michigan, offset by the decrease in hardware sales. During the third quarter 2020, MedAvail and a significant customer agreed that we had no further obligation to the customer related to a commercial contract. This revenue is non-recurring and was recorded as $1.5 million of hardware sales and $3.2 million of software integration sales for contract obligations that were in progress but not completed.
During the nine months ended September 30, 2021, services sales decreased $2.6 million to $0.7 million compared to the same period in 2020. The decrease was primarily due to the aforementioned agreement. The increase in software sales was due to the related increase in pharmacy and hardware sales, and professional services associated with contracted software work enabling a large health system customer to fully integrate their back-end pharmacy management system with our MedPlatform® Enterprise Software that was completed during the third quarter 2021.
Cost of Sales – Pharmacy and Hardware and Service
Pharmacy and hardware cost of sales
Cost of sales consist primarily of prescription medications, and other over-the-counter health products; and costs associated with MedCenters sold to third-party customers.
Service cost of sales
Cost of sales consists primarily of costs incurred to install and maintain MedCenters at third-party customer locations.

Costs of sales

	Nine Months Ended September 30,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Retail pharmacy and hardware cost of sales:	(in thousands)
Prescription drugs	$12,154	$4,778	$7,376	154%
Shipping	976	281	695	247%
Hardware	482	137	345	252%
Depreciation	132	147	(15)	(10)%
Total retail pharmacy and hardware cost of sales	13,744	5,343	8,401	157%
Service cost of sales:
Professional services	301	—	301	—%
Maintenance and support services	105	90	15	17%
Installation services	20	26	(6)	(23)%
Total service cost of sales	426	116	310	267%
Total cost of sales	$14,170	$5,459	$8,711	160%
During the nine months ended September 30, 2021, retail pharmacy and hardware cost of sales increased $8.4 million to $13.7 million compared to the same period in 2020. The increase was primarily due to costs associated with volume growth in prescription sales at existing sites and additional sites launched in the remaining period in 2020 and 2021 in Arizona, California and Michigan. Shipping costs, related to our home delivery service via third-party courier, increased $0.7 million compared to the same period in 2020. This increase is due to increased utilization of the service due to higher telehealth clinic visits caused by the Covid-19 pandemic.
During the nine months ended September 30, 2021, service cost of sales increased $0.3 million to $0.4 million compared to the same period in 2020. The increase was due primarily to costs associated with contracted software integration work enabling a large health system customer to fully integrate their backend pharmacy management system with our MedPlatform® Enterprise Software.
Pharmacy operations
Pharmacy operations consist of costs incurred to operate retail pharmacies including pharmacy labor costs, and pharmacy license fees. Wages and salaries consist of compensation costs incurred for all pharmacy operations related employees and contractors including bonuses, health plans, severance, and contractor costs.
Other pharmacy operations expenses consist of consulting and professional fees, maintenance fees, supply costs, and other costs.
Depreciation of property, plant and equipment includes depreciation on MedCenters, IT equipment, leasehold improvements, general plant and equipment, software, office furniture and equipment and vehicles. Amortization of intangible assets consists of amortization of intellectual property, website and mobile applications and software.

	Nine Months Ended September 30,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Pharmacy operations expenses:	(in thousands)
Wages and salaries	$4,788	$2,841	$1,947	69%
Other pharmacy operations expenses	997	130	867	667%
Depreciation of property, plant and equipment	641	615	26	4%
Amortization of intangible assets	193	69	124	180%
Total pharmacy operations expenses	$6,619	$3,655	$2,964	81%
During the nine months ended September 30, 2021, pharmacy operations expenses increased $3.0 million to $6.6 million compared to the same period in 2020. This increase was primarily due to the opening of three additional central pharmacy locations in the remaining period in 2020, including two in California and one in Michigan. Additionally, volume growth continued to ramp at existing pharmacy locations, this increasing pharmacy personnel and supplies during the remaining period in 2020 and into 2021, resulting in increased operating costs. Amortization of intangible assets has increased as a result of deploying internally developed software in our pharmacy operations.

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

	Nine Months Ended September 30,		2021 vs. 2020
	2021	2020	Amount Change	% Change
General and administrative expenses:	(in thousands)
Wages and salaries	$10,965	$6,773	$4,192	62%
Professional services	2,714	669	2,045	306%
Rent and utilities	1,303	1,014	289	29%
Office and IT supplies	1,147	920	227	25%
Insurance	1,357	167	1,190	713%
Share-based compensation	948	235	713	303%
Travel and other employee expenses	552	321	231	72%
Other general and administrative expenses	955	445	510	115%
Total general and administrative expenses	$19,941	$10,544	$9,397	89%
During the nine months ended September 30, 2021, general and administrative costs increased approximately $9.4 million to $19.9 million compared to the same period in 2020. This increase was primarily due to hiring additional administrative staff as well as other investments necessary for our growth and becoming a public company. Additionally, increases in other general expenses, such as director and officer insurance, auditor fees, and legal fees were also partly a consequence of operating as a public company.
Selling and marketing
Selling and marketing expenses consist of marketing and advertising costs, personnel costs, and marketing related expenses for outside professional services. Wages and salaries consist of compensation costs incurred for all selling and marketing employees, and contractors including bonuses, health plans, severance, and contractor costs.

	Nine Months Ended September 30,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Selling and marketing expenses:	(in thousands)
Wages and salaries	$4,032	$1,532	$2,500	163%
Marketing	379	260	119	46%
Travel and other employee expenses	226	76	150	197%
Other selling and marketing expenses	20	29	(9)	(31)%
Total selling and marketing expenses	$4,657	$1,897	$2,760	145%
During the nine months ended September 30, 2021, selling and marketing costs increased approximately $2.8 million to $4.7 million compared to the same period in 2020. This increase was primarily due to personnel related costs associated with hiring additional Clinic Account Managers (CAMs) and Regional Directors, which directly support the medical clinic’s staff and patients at the clinics where we are deployed.

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

	Nine Months Ended September 30,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Research and development expenses:	(in thousands)
Wages and salaries	$498	$385	$113	29%
Materials	73	140	(67)	(48)%
Other expenses	30	7	23	329%
Total research and development expenses	$601	$532	$69	13%
During the nine months ended September 30, 2021, research and development costs increased approximately $0.07 million. This increase was primarily due to ongoing product improvement activities, including efforts to integrate our MedPlatform® Enterprises Software to the EPIC pharmacy management system; partially offset by a decrease in materials costs associated with the completion of certain development work related to our M5 MedCenter technology in 2020.
Other gain (loss)
During the nine months ended September 30, 2021, other gain (loss) included a gain of $0.2 million, primarily from PPP loan forgiveness. MedAvail received forgiveness of the loan on March 30, 2021 in accordance with the terms of the CARES Act.
Interest income and expense
Interest expense consists of accrued interest on outstanding debt and is payable monthly.

	Nine Months Ended September 30,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Interest income:	(in thousands)
Interest income	$74	$15	$59	393%
Total interest income	$74	$15	$59	393%
Interest expense:
Interest expense	$(328)	$(911)	$583	(64)%
Total interest expense	$(328)	$(911)	$583	(64)%
During the nine months ended September 30, 2021, interest expense decreased compared to the same period in 2020 due to a convertible note that was outstanding through the third quarter in 2020 and settled in November 2020. On March 24, 2016, MedAvail and a significant customer and investor entered into a subordinated secured convertible promissory five-year note agreement for $10.0 million or the Convertible Note. This Convertible Note was convertible into common shares at the option holder’s request. The Convertible Note, including accrued interest, was repaid in its entirety on November 17, 2020. For more detail on outstanding debt and associated maturities, see Note 7 to the unaudited consolidated condensed financial statements presented elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
Sources of Liquidity
Since inception through September 30, 2021, our operations have been financed primarily by net cash proceeds from the sale of stock from private placements, the sale of redeemable preferred stock and debt. As of September 30, 2021, we had $35.9 million in cash and cash equivalents and an accumulated deficit of $179.5 million. Although we believe our cash and cash equivalents and borrowing capacity are sufficient to execute our current growth plan for the foreseeable future, due to market risks (as outlined in the "Risk Factors" section of this Quarterly Report on Form 10-Q) and opportunities, we expect a need to raise additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our growth strategy and capital market conditions. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates. Our management actively evaluates matters of liquidity and growth capital needs, including evaluating debt and equity as sources of growth capital with a focus on lower overall weighted average cost of capital and favorable financing terms.
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		2021 vs. 2020
(In thousands)	2021	2020	Amount Change	% Change
Cash used in operating activities	$(28,174)	(15,327)	$(12,847)	84%
Cash used in investing activities	(2,269)	(615)	(1,654)	269%
Cash provided by financing activities	8,722	9,240	(518)	(6)%
Net decrease in cash and cash equivalents, and restricted cash	$(21,721)	$(6,702)	$(15,019)	224%
Operating Activities
During the nine months ended September 30, 2021, cash used in operating activities increased $12.8 million to $28.2 million compared to the same period in 2020. The increase was primarily due to an increase in inventory, operating expenses from wages and salaries, and costs attributable to the launch and growth of our retail pharmacy operations in Arizona, California, Michigan, and Florida, and operating as a public company.
Investing Activities
During the nine months ended September 30, 2021, cash used in investing activities increased $1.7 million to $2.3 million compared to the same period in 2020. The increase was primarily due to an increase in investment in property, plant and equipment and intangible assets associated with investments in retail pharmacy services operations in Arizona, California, Michigan, and Florida.
Financing Activities
During the nine months ended September 30, 2021, cash provided by financing activities decreased $0.5 million to $8.7 million compared to the same period in 2020. During the nine months ended September 30, 2020, the activity was primarily from the issuance of preferred stock and debt, and in the same period in 2021 the activity was primarily from issuing debt.

Critical Accounting Policies and Estimates
There were no significant changes in our critical accounting policies in the nine months ended September 30, 2021, from those previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed below as well as in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) and in Part II, Item 1A – Risk Factors contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the “Q1 2021 Quarterly Report”) which could materially affect our business, financial condition or operating results. The risks described in this Quarterly Report on Form 10-Q, in our 2020 Annual Report and in the Q1 2021 Quarterly Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.
Risks Related to Ownership of the Company’s Securities
The terms of our credit agreement require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
We entered into a senior secured term loan facility with Silicon Valley Bank, or SVB, on June 7, 2021, or the Loan Agreement, pursuant to which we borrowed $10.0 million in aggregate initial term loans, or the Initial Loans. The Company may borrow up to an additional $20.0 million in aggregate term loans (or, together with the Initial Loans, the Loans) on or before April 30, 2022, subject to no material adverse change or event of default (each as defined in the Loan Agreement) having occurred and continuing. The Loans are secured by substantially all of our assets, subject to certain exceptions. The Loan Agreement contains a number of restrictive covenants, and the terms may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. See Note 7 to our unaudited interim condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information. The Loan Agreement includes customary representations and covenants that, subject to exceptions and qualifications, restrict our ability to do the following things: engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; engage in businesses that are not related to our existing business; add or change business locations; incur additional indebtedness; incur additional liens; make loans and investments; declare dividends or redeem or repurchase equity interests; and make certain amendments or payments in respect of any subordinated debt. In addition, the Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, maintenance of our bank accounts, protection of our intellectual property, reporting requirements, compliance with applicable laws and regulations, and formation or acquisition of new subsidiaries. The Loan Agreement also contains customary events of default. If we fail to comply with such covenants, payments or other terms of the Loan Agreement, our lender could declare an event of default, which would give it the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, our lender would have the right to proceed against the assets we provided as collateral pursuant to the Loan Agreement. If the debt under the Loan Agreement was accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay this debt, which would harm our business and financial condition.
The Company does not expect to pay any cash dividends in the foreseeable future
We expect to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock is expected to be its stockholders’ sole source of gain, if any, for the foreseeable future. In addition, the terms of the Loan Agreement restrict our ability to pay dividends to limited circumstances. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	November 18, 2020
3.2	Amended and Restated Bylaws of the Registrant	8-K	3.2	November 18, 2020
4.1	Form of Common Stock Purchase Warrant issued by MedAvail, Inc.	8-K	4.1	November 18, 2020
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant, MedAvail, Inc., and certain stockholders, dated October 9, 2020	S-4/A	4.9	October 9, 2020
4.3	Form of Common Stock Purchase Warrant issued by the Registrant to H.C. Wainwright & Co., LLC or its affiliates	8-K	4.3	November 18, 2020
10.1#	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant	8-K	10.15	November 18, 2020
10.2#	MedAvail Holdings, Inc. 2020 Equity Incentive Plan and related form agreements	8-K	10.11	November 18, 2020
10.3#	MedAvail Holdings, Inc. 2020 Employee Stock Purchase Plan	8-K	10.12	November 18, 2020
10.4#	MedAvail, Inc. 2012 Equity Incentive Plan, as amended, and related form agreements	8-K	10.13	November 18, 2020
10.5#	MedAvail, Inc. 2018 Equity Incentive Plan and related form agreements	8-K	10.14	November 18, 2020
10.6	Product Distribution Agreement, dated October 31, 2018, by and between MedAvail Pharmacy Inc. and Priority Healthcare Distribution, Inc.	S-4	10.21	September 3, 2020
10.7§	Pharmacy Provider Agreement, dated September 11, 2017, by and between MedAvail Pharmacy Inc. and Express Scripts, Inc.	S-4	10.23	September 3, 2020
10.8§	Manufacturing and Supply Agreement, dated August 17, 2020, by and between MedAvail Technologies Inc. and KITRON TECHNOLOGIES	S-4	10.24	September 3, 2020
10.9	Industrial Lease, dated August 13, 2012, by and between MedAvail Technologies Inc. and The Great-West Life Assurance Company and 801611 Ontario Limited, as amended on February 11, 2019	S-4	10.8	September 3, 2020
10.10#§	Offer Letter, dated November 1, 2012, by and between MedAvail, Inc. and Ed Kilroy	S-4	10.15	September 3, 2020
10.11#§	Offer Letter, dated December 30, 2019, by and between MedAvail, Inc. and Ryan Ferguson	S-4	10.16	September 3, 2020
10.12#§	Offer Letter, dated May 16, 2018, by and between MedAvail, Inc. and William Misloski	S-4	10.17	September 3, 2020
10.13#§	Offer Letter, dated May 7, 2019, by and between MedAvail, Inc. and David Rawlins	S-4	10.18	September 3, 2020
10.14#§	Offer Letter, dated June 20, 2019, by and between MedAvail, Inc. and Neil Prezioso	S-4	10.19	September 3, 2020
10.15	Loan and Security Agreement Dated June 7, 2021	8-K	10.1	June 11, 2021
10.16#	Offer Letter, dated August 12, 2021, by and between MedAvail Technologies (US), Inc. and Ramona Seabaugh	8-K	10.1	September 20, 2021
10.17#	Change in Control and Severance Agreement, dated August 31, 2021, by and between MedAvail Technologies (US), Inc. and Ramona Seabaugh	8-K	10.1	September 20, 2021
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
101*	Inline XBRL Document Set for the consolidated condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q
104*	Inline XBRL for the cover page of this Quarterly on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set
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

MEDAVAIL HOLDINGS, INC.

Date: November 9, 2021	By:	/s/ Ed Kilroy
Ed Kilroy
President, Chief Executive Officer, and Principal Executive Officer

	By:	/s/ Ramona Seabaugh
Ramona Seabaugh
Chief Financial Officer and Principal Financial Officer