Form 10-K
period 2021-12-31
MedAvail Holdings, Inc.
filed 2022-03-29
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price of $12.25 for the registrant’s common shares on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter as reported on the Nasdaq Capital Market, was approximately $399.2 million.
As of March 24, 2022, there were 32,908,922 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

MedAvail Holdings, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2021

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
•the expectations regarding the impact of the COVID-19 pandemic on our business;
•existing regulations and regulatory developments in the United States, Canada and other jurisdictions;
•the impact of laws and regulations;
•our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
•our financial performance;
•the period over which we estimate our existing cash, cash equivalents and available-for-sale investments will be sufficient to fund our future operating expenses and capital expenditure requirements;
•our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act;
•our anticipated use of our existing resources; and
•developments and projections relating to our competitors or our industry.
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
Overview
We are a pharmacy technology and services company that has developed and commercialized an innovative self-service pharmacy, mobile application, kiosk, and drive-thru solution. Our principal technology and product is the MedCenter kiosk, a pharmacist controlled, patient-interactive, prescription dispensing system akin to a “pharmacy in a box” or prescription-dispensing ATM. The MedCenter kiosk facilitates live pharmacist counselling via two-way audio-video communication with the ability to dispense prescription medicines under pharmacist control. We also operate SpotRx Pharmacy, or SpotRx, a full-service retail pharmacy utilizing our automated pharmacy technology.
Business Segments
Our operations consist of two business segments: Retail Pharmacy Services and Pharmacy Technology.
Retail Pharmacy Services Segment
Our Retail Pharmacy Services Segment comprises MedAvail Pharmacy Inc., an Arizona corporation, that is a wholly owned subsidiary of MedAvail, and does business under the trade name “SpotRx Pharmacy” or “SpotRx”. SpotRx pharmacy operations consist of MedCenter kiosk generated sales to patients, including pharmaceuticals and merchandise. SpotRx is a full-service retail pharmacy platform operating in the United States, that is structured as a hub-and-spoke model; where a centralized pharmacy supports and operates a network of MedCenter kiosks. Payors include the patient and third-party payors (e.g., pharmacy benefit managers, insurance companies and governmental agencies). The SpotRx Pharmacy segment focuses on the Medicare (65+ year old) market and the medical clinics where Medicare recipients receive care. We typically pay rent to the healthcare site operator where the MedCenter kiosk is located. As of December 31, 2021, SpotRx had 81 MedCenter kiosks deployed, 68 of which were actively dispensing and generating revenue, and we were operating seven central pharmacies including two in Arizona, three in California, one in Florida, and one in Michigan.
Pharmacy Technology Segment
The Pharmacy Technology Segment comprises MedAvail Technologies, Inc., a Canadian corporation, MedAvail Technologies (US) Inc., a Delaware corporation, both collectively referred to as “MedAvail Technologies”. MedAvail Technologies sells the MedPlatform System, which includes the MedCenter prescription dispensing kiosk, software, integration services, and maintenance services. The customer provides and conducts all pharmacy staff and operations, including procuring and packaging all medications for stocking in the MedCenter kiosks. The MedPlatform agreement consideration includes either an initial lump sum payment upon MedCenter kiosk integration and installation, with monthly payments thereafter, for software and maintenance services; or a combined monthly payment that includes the MedCenter kiosk, integration services, software, and maintenance services.
The major steps of our deployment process include integration with the customer’s pharmacy software, including educating and training customer pharmacy staff, and MedCenter kiosk site planning and installation. The deployment process typically runs one to two months.
Core Strengths
Published studies have shown that medical clinics and other health care sites with an embedded pharmacy have higher patient medication adherence, with resulting improved health outcomes (Wright & Gorman 2016). However, deploying a traditional retail pharmacy in a medical clinic is costly. Many medical clinics cannot support the cost of establishing and running a physical pharmacy.
Our proprietary hardware and software technology has the following unique strengths:
•The SpotRx Pharmacy provides an embedded pharmacy with no capital investment or operational costs to the health care site location operator;
•The MedPlatform systems reduce customer pharmacy capital costs and operating cost through telehealth technology, automation, and shared centralized resources;
•The MedCenter kiosk and support software are a proprietary real time telehealth platform, delivering remote pharmacy team, dispensing medications, answering patient questions, and supporting administrative functions;

•The SpotRx and MedPlatform software support systems share data with the healthcare practitioners to support patient adherence to improve patient health outcomes; and
•The SpotRx centralized pharmacy team supports medication adherence by combining regular refill reminders via text, phone or email, and convenient MedCenter kiosk dispensing, or home courier delivery.
Growth Opportunities
The SpotRx Retail Pharmacy Services segment primarily targets medical clinics that write at least 10,000 Medicare prescription claims per year. Based on Centers for Medicare & Medicaid Services, or CMS, data, there are approximately 260 clinics in Arizona, 1,200 clinics in California, 1,500 clinics in Florida, and 800 clinics in Michigan that qualify as potential target sites. Currently SpotRx Pharmacy expansion is focused on six key states: Arizona, California, Florida, and Michigan; future expansion into Illinois and Texas is being considered. When we enter a state, we focus on large health care provider chains that mainly support a Medicare population and then seek growth within those chains.
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
The consequences of the COVID-19 pandemic highlighted the SpotRx Pharmacy and MedPlatform benefits. As a result, health systems such as Texas Health Resources began to deploy our MedPlatform technology to increase their pharmacy footprint, with an initial focus on their emergency departments. Certain states changed their regulations to allow our technology (e.g. Florida and Washington implemented new laws effective July 1, 2020). Additionally, Texas and Nevada enacted permanent laws to allow MedCenter kiosk deployments in 2021 and 2022, respectively.
Sales and Marketing
Both business segments are supported by one sales and business development team that currently consists of our Chief Commercial Officer, and Vice Presidents of Business Development. This team is responsible for identifying and engaging large Medicare focused primary care and specialty clinic chains, as well as independent physician groups in our focus markets. For customers that want us to operate pharmacy operations for them, we contract to provide full retail pharmacy services through SpotRx. If the customer desires to purchase our MedCenter kiosk and lease the associated proprietary software, the customer will contract with us through our Pharmacy Technology segment.
Research and Development
Our research and development process begins with customer and health care provider collaboration to develop solutions for unmet customer and industry needs. We have a team of software architects and hardware engineers that design and prototype our MedCenter kiosk hardware and software technology.
Manufacturing and Inventory
The MedCenter kiosk equipment produced is available in the M4 or M5 models. The M4 MedCenter kiosk is a compact design utilized for the SpotRx Pharmacy operations and available to MedPlatform customers. The M5 MedCenter kiosk is a modular and scalable design available to MedPlatform customers.
The MedCenter kiosk hardware is produced through an agreement with a contract manufacturer that specializes in complex electronic kiosk manufacturing. Through January 2020, we contracted with an electronics manufacturer in South Carolina. In August 2020, we signed a manufacturing and supply agreement with a new contract manufacturer, Kitron Technologies, or Kitron. Under this agreement, Kitron manufactures our MedCenter kiosks for an initial term of three years.
Intellectual Property
We own or license rights to certain know-how, proprietary information and technology, copyrights, patents, and other intellectual property upon which our business depends. To protect our intellectual property rights, we rely on trade secret laws, patents, copyrights, trademarks and confidentiality agreements and contracts with employees, consultants and other parties.

As of December 31, 2021, we have the following patents and trademarks issued and pending:
•12 US patents, 4 Canadian patents, 1 European patent, that expire beginning in July 2027 through June 2031;
•6 US trademarks, 7 US trademarks pending;
•7 Canadian trademarks, 1 Canadian trademark pending; and
•4 European registered trademarks.
Competition
We operate in the increasingly complex and challenging medical technology marketplace. Technological advances and scientific discoveries have accelerated the pace of change in medical technology, and the regulatory environment of medical products is becoming more complex and vigorous. We compete directly with several companies in the medication management automations solutions market, as well as the medication adherence solutions market, based on many factors, including price, quality, customer outcome and cost of operation, innovation, product features and capabilities, installation and service, reputation and brand recognition, size of installed base, range of solutions, distribution, and promotion. To remain competitive in the industries in which we operate, we continue to make investments in research and development, quality management, quality improvement, product innovation and productivity improvement in support of our operating segments.
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
When analyzing the United States market, we view states as:
•Open to deploy;
•2022 rule making in-process to be open to deploy;
•Favorable waiver rules in place to allow deployment; and
•Restrictive or unfavorable rules.

Open to deploy
2022 Rule making in process to be open to deploy
Favorable waiver rules available to allow deployment
Restrictive or unfavorable rules

Federally, we are regulated by the United States Drug Enforcement Administration, or the DEA, with respect to controlled substances that are dispensed through our MedCenters kiosks and SpotRx Pharmacies services. At this time, we cannot dispense any controlled substances through the MedCenter. SpotRx patients requiring controlled substances have these medicines delivered to them through our home delivery service, which is executed by the SpotRx central pharmacy for the applicable area.
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
Professional Licensure
Pharmacists, nurses and certain other healthcare professionals employed by us are required to be individually licensed or certified under applicable state law. We perform criminal, government exclusion and other background checks on employees. Additionally, we take steps to ensure that our employees possess all necessary licenses and certifications, and our employees comply with applicable licensure laws.
State Corporate Practice of Medicine and Fee Splitting Laws
The corporate practice of medicine doctrine and fee splitting laws, which are enforced by many states, are intended to prevent unlicensed persons from interfering with or influencing the physician’s or other medical professional’s professional judgment, and prohibiting the sharing of professional services income with non-professional or business interests. These laws vary from state to state and are subject to broad interpretation and enforcement by state regulators. A determination of non-compliance could lead to adverse judicial or administrative action against us, civil or criminal penalties, receipt of cease and desist orders from state regulators, loss of professional licenses, or a restructuring of our business arrangements.
Pharmacy Licensing and Registration
State laws require that each of our pharmacy locations be appropriately licensed and/or registered to dispense pharmaceuticals in that state. We are licensed in all states that require such licensure and comply with all state licensing laws applicable to our business.

Laws enforced by the DEA, as well as some similar state agencies, require our pharmacy locations to individually register to handle controlled substances, including prescription pharmaceuticals. A separate registration is required at each principal place of business where we dispense controlled substances. Federal and state laws also require that we follow specific labeling, reporting and record-keeping requirements for controlled substances. We maintain DEA registrations for each of our facilities that require such registration and follow procedures intended to comply with all applicable federal and state requirements regarding controlled substances.
Food, Drug and Cosmetic Act
Certain provisions of the federal Food, Drug and Cosmetic Act govern the handling and distribution of pharmaceutical products. This law exempts many pharmaceuticals and medical devices from federal labeling and packaging requirements, if they are not adulterated or misbranded and are dispensed in accordance with and pursuant to a valid prescription. We comply with all applicable requirements.
Fraud and Abuse Laws — Anti-Kickback Statute
The federal Anti-Kickback Statute prohibits individuals and entities from knowingly and willfully paying, offering, receiving, or soliciting money or anything else of value in order to induce the referral of patients or to induce a person to purchase, lease, order, arrange for, or recommend services or goods covered by Medicare, Medicaid, or other federal healthcare programs. The federal courts have held that an arrangement violates the Anti-Kickback Statute if any one purpose of the remuneration is to induce the referral of patients covered by the Medicare or Medicaid programs, even if another purpose of the payment is to compensate an individual for rendered services. The Anti-Kickback Statute is broad and potentially covers many standard business arrangements. Violations can lead to significant penalties, including criminal fines of up to $100,000 per violation and/or ten years imprisonment, civil monetary penalties of up to $50,000 per violation plus treble damages and/or exclusion from participation in Medicare, Medicaid and other federal healthcare programs. Certain types of payments are excluded from the statutory prohibition. Additionally, in an effort to clarify the conduct prohibited by the Anti-Kickback Statute, the Office of the Inspector General of HHS, or the OIG, publishes regulations that identify a limited number of safe harbors. Business arrangements that satisfy all of the elements of a safe harbor are immune from criminal enforcement or civil administrative actions. The Anti-Kickback Statute is an intent-based statute and the failure of a business relationship to satisfy all of the elements of a safe harbor does not, in and of itself, mean that the business relationship violates the Anti-Kickback Statute. The OIG, in its commentary to the safe harbor regulations, has recognized that many business arrangements that do not satisfy a safe harbor nonetheless operate without the type of abuses the Anti-Kickback Statute is designed to prevent.We attempt to structure our business relationships to satisfy an applicable safe harbor. However, in those situations where a business relationship does not fully satisfy the elements of a safe harbor, we attempt to satisfy as many elements of an applicable safe harbor as possible. The OIG is authorized to issue advisory opinions regarding the interpretation and applicability of the Anti-Kickback Statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions.
Several states have statutes and regulations that prohibit the same general types of conduct as those prohibited by the Anti-Kickback Statute described above. Some state anti-fraud and anti-kickback laws apply only to goods and services covered by Medicaid. Other state anti-fraud and anti-kickback laws apply to all healthcare goods and services, regardless of whether the source of payment is governmental or private. Where applicable, we structure our business relationships to comply with these statutes and regulations.
Fraud and Abuse Laws — False Claims Act
We are subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim or causing a claim to be presented for payment from a federal healthcare program that is false or fraudulent. The standard for “knowing and willful” may include conduct that amounts to a reckless disregard for the accuracy of information presented to payors. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare or Medicaid programs and imprisonment. One of the most prominent of these laws is the federal False Claims Act, which may be enforced by the federal government directly or by a private plaintiff by filing a qui tam lawsuit on the government’s behalf. Under the False Claims Act, the government and private plaintiffs, if any, may recover monetary penalties in the amount of $11,803 to $23,607 per false claim, subject to adjustment for inflation, as well as an amount equal to three times the amount of damages sustained by the government as a result of the false claim. Several states, including states in which we operate, have adopted their own false claims statutes as well as statutes that allow individuals to bring qui tam actions. In recent years, federal and state government authorities have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws, and they have conducted numerous investigations of pharmaceutical manufacturers, or pharmacy benefit managers “PBMs”, pharmacies and healthcare providers with respect to false claims, fraudulent billing and related matters. We have procedures in place to ensure the accuracy of our claims.
Ethics in Patient Referrals Law — Stark Law
The federal Physician Self-Referral Prohibition, commonly known as the Stark Law, generally prohibits a physician from ordering Designated Health Services for Medicare and Medicaid patients from an entity with which the physician or an immediate family member has a financial relationship and prohibits the entity from presenting or causing to be presented claims to Medicare or Medicaid for those referred services, unless an exception applies. A financial relationship is generally defined as an ownership, investment, or compensation relationship. Designated Health Services include, but are not limited to, outpatient pharmaceuticals, parenteral and enteral nutrition products, home health services, durable medical equipment, physical and occupational therapy services, and inpatient and outpatient hospital services. Among other sanctions, a civil monetary penalty of over $15,000 may be imposed for each bill or claim for a service a person knows or should know is for a service for which payment may not be made due to the Stark Law. Such persons or entities are also subject to exclusion from the Medicare and Medicaid programs. Any person or entity participating in a circumvention scheme to avoid the referral prohibitions is liable for a civil monetary penalty of up to $100,000 per scheme or arrangement. A fine of over $20,000 may be imposed for failure to comply with reporting requirements regarding an entity’s ownership, investment and compensation arrangements for each day for which reporting is required to have been made under the Stark Law.
The Stark Law is a broad prohibition on certain business relationships, with detailed exceptions. However, unlike the Anti-Kickback Statute under which an activity may fall outside a safe harbor and still be lawful, a referral for Designated Health Services that does not fall within an exception is strictly prohibited by the Stark Law. We structure all our relationships with physicians who make referrals to us in compliance with an applicable exception to the Stark Law.
In addition to the Stark Law, many of the states in which we operate has comparable restrictions on the ability of physicians to refer patients for certain services to entities with which they have a financial relationship. Certain of these state statutes mirror the Stark Law while others may be more restrictive. We structure all of our business relationships with physicians to comply with any applicable state self-referral laws.
HIPAA and Other Privacy and Confidentiality Legislation
Our activities involve the receipt, use and disclosure of confidential health information, including disclosure of the confidential information to a patient’s health benefit plan, as permitted in accordance with applicable federal and state privacy laws. In addition, we use and disclose identified data for analytical and other purposes. Many state laws restrict the use and disclosure of confidential medical information, and similar new legislative and regulatory initiatives are underway at the state and federal levels.
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
We are a covered entity under HIPAA in connection with our operation of specialty service pharmacies. To the extent that we provide services other than as a covered entity and we perform a function or activity, or provide a service to, a covered entity that involves PHI, the covered entity may be required to enter into a business associate agreement with us. Business associate agreements mandated by the Privacy Rule create a contractual obligation for us, as a business associate, to perform our duties for the applicable covered entity in compliance with the Privacy Rule. In addition, HITECH subjects us to certain aspects of the Privacy Rule and the HIPAA security regulations when we act as a business associate, including imposing direct liability on business associates for impermissible uses and disclosures of PHI and the failure to disclose PHI to the covered entity, the individual, or the individual’s designee (as specified in the business associate agreement), as necessary to satisfy a covered entity’s obligations with respect to an individual’s request for an electronic copy of PHI. The Final Omnibus Rule also extends the business associate provisions of HIPAA to subcontractors where the function, activity, or service delegated by the business associate to the subcontractor involves the creation, receipt, maintenance, or transmission of PHI. As such, business associates are required to enter into business associate agreements with subcontractors for services involving access to PHI and may be subject to civil monetary penalties for the acts and omissions of their subcontractors.

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
If we fail to comply with HIPAA or our policies and procedures are not sufficient to prevent the unauthorized disclosure of PHI, we could be subject to liability, fines and lawsuits under federal and state privacy laws, consumer protection statutes and other laws. Criminal penalties and civil sanctions may be imposed for failing to comply with HIPAA standards either as a covered entity or business associate, and these penalties and sanctions have significantly increased under HITECH. In addition to imposing potential monetary penalties, HITECH also requires the Office of Civil Rights of HHS to conduct periodic compliance audits and empowers state attorneys general to bring actions in federal court for violations of HIPAA on behalf of state residents harmed by such violations. Several such actions have already been brought, and continued enforcement actions are likely to occur in the future.
The transactions and code sets regulation promulgated under HIPAA requires that all covered entities that engage in certain electronic transactions, directly or through a third-party agent, use standardized formats and code sets. We, in our role as a business associate of a covered entity, must conduct such transactions in accordance with such transaction rule and related regulations that require the use of operating rules in connection with HIPAA transactions. In our role as a specialty pharmacy operator, it must also conduct such transactions in accordance with such regulations or engage a clearinghouse to process our covered transactions. HHS promulgated a National Provider Identifiers, or NPI, Final Rule that requires covered entities to utilize NPIs in all standard transactions. NPIs replaced National Association of Boards of Pharmacy numbers for pharmacies, DEA numbers for physicians and similar identifiers for other healthcare providers for purposes of identifying providers in connection with HIPAA standard transactions. Covered entities may be excluded from federal healthcare programs for violating these regulations.
The security regulations issued pursuant to HIPAA mandate the use of administrative, physical and technical safeguards to protect the confidentiality of electronic PHI. Such security rules apply to covered entities and business associates.
We must also comply with the “breach notification” regulations, which implement provisions of HITECH. In the case of a breach of “unsecured PHI,” covered entities must promptly notify affected individuals and the HHS Secretary, as well as the media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to the HHS Secretary on an annual basis. The regulations also require business associates of covered entities to notify the covered entity of such breaches by the business associate.
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
HIPAA generally preempts state laws, except when state laws are more protective of PHI or are more restrictive than HIPAA requirements. Therefore, to the extent states continue to enact more protective or restrictive legislation, we could be required to make significant changes to our business operations. In addition, independent of any statutory or regulatory restrictions, individual health plan clients could increase limitations on our use of medical information, which could prevent us from offering certain services.
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
Health Reform Legislation
Congress passed major health reform legislation, including the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, or the ACA, which enacted a number of significant healthcare reforms. Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act of 2017 (Tax Act) was enacted, which, among other things, removed penalties for not complying with ACA’s individual mandate to carry health insurance, effective January 1, 2019. In June 2021 the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and healthcare measures promulgated by the Biden administration will impact the ACA, our business, financial condition and results of operations. On January 28, 2021, President Biden issued an executive order to initiate a special enrollment period to help people obtain health insurance coverage through the ACA marketplace. This executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.
Managed Care Reform
In addition to health reforms enacted by the ACA, legislation has been considered, proposed and/or enacted at the state level, aimed at providing additional rights and access to drugs to individuals enrolled in managed care plans. This legislation may impact the design and implementation of prescription drug benefit plans sponsored by our PBM health plan clients and/or the services we provide to them. Both the scope of the managed care reform proposals considered by state legislatures and reforms enacted by states to date vary greatly, and the scope of future legislation that may be enacted is uncertain.
21st Century Cures Act
The 21st Century Cures Act, or the Cures Act, enacted in December 2016, among other things implemented Average Sales Price pricing for Part B DME infusion drugs in January 2017 and delayed payment for the home infusion services necessary to administer these drugs until January 2021. Given our current understanding of the Cures Act, we do not believe that it will have a significant impact on our business.
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
Human Capital
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants, into our company. The principal purposes of our cash and equity incentive plans are to attract, retain and reward personnel through the granting of cash-based and stock-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our short- and long-term business goals.

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
As new employees join us, they learn more about our policies and culture through orientation and onboarding, our Employee Handbook, Code of Conduct, and compliance trainings. These all provide guidance on how we expect to operate in order to foster diversity, equity and inclusion.
Health, Safety, and Wellness
We are committed to maintaining a healthy, safe, and secure work environment that protects our employees and visitors. Many of our employees are working from home and personal protective equipment has been provided to all employees coming into the office. Where feasible, physical distancing has been implemented. We use a multi-faceted approach to ensure the health and safety of our employees, from our Code of Conduct to our policies governing the way we act within and outside of our Company. We comply with applicable health, safety, and environmental laws as well as our policies and procedures. We have a zero-tolerance policy against aggressive behavior, violence, direct and indirect threats, harassment, intimidation, and possession of weapons on our property. Moreover, we strive to conduct our everyday business activities in an environmentally sustainable way through wellness programs, and webinars through our health insurance providers.
Commitment to Competitive and Fair Compensation
We believe that employees should be compensated fairly for their contributions to the company. We practice paying competitive salaries and hourly wages. In order to ensure we pay our employees competitively, annual benchmarking is completed on all our positions. We use external benchmarking surveys to guide our assessment of salary competitiveness. Each position is evaluated based on level of the role, the complexity of the position, and years of experience required. The Compensation Committee is responsible for our executive compensation programs for our executive officers and reports to our board of directors on its discussions, decisions and other actions.
Workforce Development
The growth and success of our employees is a top priority. We are investing heavily to build in-house tools and resources to support managers and employees on the road to success and ongoing growth.
Employees
As of December 31, 2021, we had 287 full-time employees worldwide. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. None of our employees are represented by a labor union or are a party to a collective bargaining agreement.
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
Our principal executive offices are located at 6665 Millcreek Dr. Unit 1, Mississauga ON L5N 5M4 Canada, and our telephone number is (905) 812-0023. Our website address is www.medavail.com. Investors and others should note that we announce material financial information to our investors using SEC filings, press releases, our investor relations website, public conference calls and webcasts. We use these channels to communicate with investors, customers and the public about us, our products and other issues. The information on, or that may be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this Annual Report on Form 10-K.

Item 1A. Risk Factors
We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Our business could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations and future prospects. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. Please also see “Cautionary Notes Regarding Forward-Looking Statements.”
Risk Factors Summary
Below is a summary of some of the more significant risks and uncertainties we face. This summary is not exhaustive and is qualified by reference to the full set of risk factors set forth in this Part I, Item A. The principal factors and uncertainties that make investing in our company risky include, among others:
•We have determined that there is substantial doubt about our ability to continue as a going concern, and we will need additional financings to execute our business plan and to fund our operations.
•Our pharmacy business is dependent upon access to payor networks. If we are not able to maintain adequate levels of third-party coverage and reimbursement for our pharmacy drug sales, if third parties rescind or modify their coverage, or if patients are left with significant out-of-pocket costs, it would have a material adverse effect on our business, financial condition and results of operations.
•We rely on a limited number of prescription drug wholesalers to supply our pharmacies. The loss of any of these relationships and/or fluctuations in pharmaceutical prices could disrupt our business and adversely impact our business, financial condition and results of operations.
•The retail pharmacy market is highly competitive. If our competitors are able to develop new products and services that gain greater acceptance in the marketplace than any products and services we develop, our commercial opportunities will be reduced. If our competitors are better able to respond to changes in market dynamics, our business position, financial condition and results of operations could be adversely affected.
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
•General market conditions and other factors unrelated to our operating performance or the operating performance of our competitors, including deteriorating market conditions due to investor concerns regarding inflation and ongoing military activity between Russia and Ukraine.
•The military action launched by Russian forces in Ukraine, the actions that have been and could be taken by other countries, including new and stricter sanctions and actions taken in response to such sanctions, have impacted, and may continue to impact, our business and results of operations, including our supply chains.
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
Risks Related to Our Business and Operations
We are an early-stage company with a history of net losses, and expect to incur operating losses in the future and may not be able to achieve or sustain profitability. We have a limited history operating as a commercial company and have determined that there is substantial doubt about our ability to continue as a going concern. We will need additional financings to execute our business plan and to fund our operations.
We have incurred net losses since our inception in 2012. For the years ended December 31, 2021 and 2020, we had net losses of $43.8 million, and $26.8 million, respectively, and we expect to continue to incur additional losses in the future. As of December 31, 2021, we had an accumulated deficit of $192.1 million. To date, we financed our operations primarily through equity and debt financings and from deployments of our MedCenter kiosk solution and the operation of our full-service retail pharmacy platform. Our ability to obtain financing is subject to multiple risks, many of which are beyond our control. We have and will continue to monitor our recurring operation costs, and we intend to raise additional capital in order to fund our operations and grow our business and are exploring options to raise capital. However, no assurance can be provided that we will be able to do so on commercially reasonable terms, or at all. To the extent that we are unable to do so, we may need to curtail or cease our operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. We do not yet generate sufficient revenues from our operations to fund our activities and are therefore dependent upon external sources for financing our operations. As a result, our financial statements include disclosures expressing substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. This disclosure with respect to our ability to continue as a going concern could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Future reports on our financial statements may continue to include such disclosures. If we cannot continue as a going concern, our stockholders may lose their entire investment in our common stock. The losses and accumulated deficit have primarily been due to the substantial investments that we have made to develop our products, as well as for costs related to general research and development, including clinical and regulatory initiatives to obtain marketing approval, sales and marketing efforts and infrastructure improvements.
We began commercializing our products in the United States in 2016 and therefore do not have a long history operating as a commercial company. Over the next several years, we expect to continue to devote a substantial amount of our resources to, among other matters, expand commercialization efforts, increase adoption for our products and develop additional products. In addition, as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. Accordingly, we expect to continue to incur operating losses for the foreseeable future and we cannot assure that we will achieve profitability in the future or that, if we become profitable, that we will sustain profitability. Our failure to achieve and sustain profitability in the future will make it more difficult to finance our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline. In addition, failure of our products to significantly penetrate the target markets would negatively affect our business, financial condition and results of operations.
Our core technology the MedCenter has been in market since 2015 at limited volume. Over the past three years we opened our own retail pharmacy, SpotRx Pharmacy, which focuses on the Medicare Provider market. This new focus comprises a substantial portion of our current revenue, and thus the model has a limited operating history; this makes it difficult to predict our future operating results.
We began shipping our first products in 2015. Given the constantly evolving market for retail pharmacy, regulatory changes to government healthcare programs and the constant competitive pressures in this market, our limited operating history with this market provides a limited basis upon which to evaluate our ability to accomplish our business objectives. We are in the early stages of deployment, and there are many risks associated with the rapidly changing retail pharmacy and Medicare market. We may not be successful in addressing these risks; and our limited operating history adds to the difficulty in forecasting our future revenue and planning expenses accordingly and, therefore, predicting our future operating results.
We face risks relating to the availability, pricing and safety profiles of prescription drugs that we purchase and sell.
Our path to profitability is dependent upon the utilization of prescription drug products. We dispense significant volumes of brand name and generic drugs. Our revenues, operating results and cash flows may decline if physicians cease writing prescriptions for drugs or the utilization of drugs is reduced due to:
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

In addition, increased utilization of generic drugs, which normally yield a higher gross profit rate than equivalent brand name drugs, has resulted in pressure to decrease reimbursement payments to us and pharmacies in general for generic drugs, causing a reduction in our margins on sales of generic drugs. Consolidation within the generic drug manufacturing industry and other external factors may enhance the ability of manufacturers to sustain or increase pricing of generic drugs and diminish our ability to negotiate reduced generic drug acquisition costs. Any inability to offset increased brand name or generic prescription drug acquisition costs or to modify our activities to lessen the financial impact of such increased costs could have a significant adverse effect on our operating results.
We purchase a significant amount of prescription drugs from a limited number of wholesalers. The loss of any of these relationships could disrupt our business and adversely impact our revenues for one or more fiscal quarters.
The loss of any of these relationships, the failure by the suppliers to fulfill our purchase orders on a timely basis or at all, or a contractual dispute could significantly disrupt our business and adversely impact our revenues for one or more fiscal quarters. In the event of a contractual dispute, we could become involved in litigation, the outcome of which may be uncertain or difficult to predict and could result in our incurrence of substantial costs regardless of the outcome.
Our business could also be harmed by any governmental enforcement actions, regulatory proceedings, inquiries and investigations, or similar actions, or similar private proceedings, that would alter how drug manufacturers promote or sell products and services.
The specialty pharmacy and pharmacy benefit managers, or PBM, industries are highly litigious and future litigation or other proceedings could subject us to significant monetary damages or penalties or require us to change our business practices, which could impair our reputation and result in a material adverse effect on our business.
We are subject to risks relating to litigation, enforcement actions, regulatory proceedings, government inquiries and investigations, and other similar actions in connection with our business operations. While we are currently not subject to any material litigation of this nature relating to our business operations, such litigation is not unusual in our industry. Further, while certain costs are covered by insurance, we may incur uninsured costs related to the defense of such proceedings that could be material to our financial performance. In addition, any material decline in the market price of our common stock may expose us as a public company to purported class action lawsuits that, even if unsuccessful, could be costly to defend or indemnify (to the extent not covered by insurance) and a distraction to management. The results of legal proceedings are often uncertain and difficult to predict, and we could from time to time incur judgments, enter into settlements, materially change our business practices or technologies or revise our expectations regarding the outcome of certain matters. In addition, the costs incurred in litigation can be substantial, regardless of the outcome. If one or more of these proceedings or any future proceeding has an unfavorable outcome, we cannot provide any assurance it would not have a material adverse effect on our business and results of operations, including our ability to attract and retain clients as a result of any negative reputational impact of such an outcome.
Our products, both hardware and software, are complex and require precision in design and manufacturing. Any errors in product performance could result in significant harm to our reputation and our business.
The development and production of new products with high technology content, such as our MedCenter Kiosk, is complicated and often involves problems with software, components and manufacturing methods. Our products have contained and may continue to contain one or more undetected errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by consumers. We suspect that errors, including potentially serious errors, may be found from time to time in our products. Our MedCenter Kiosk may suffer degradation of performance and reliability over time. Furthermore, because we outsource the manufacturing of almost all of the key hardware components of our MedCenter Kiosk, we may also be subject to product performance problems as a result of the acts or omissions of these third parties.
If reliability, quality or other problems develop, a number of negative effects on our business could result, including:
•costs associated with fixing or replacing products;
•reduced orders from existing customers; and
•declining interest from potential customers.
Reduced access to payor networks would have significant impact to our business.
Access to payor networks which reimburse our pharmacy upon dispense is renewed on an annual basis. Any inability to renew in a network would exclude us from filling prescriptions for those Medicare patients and impact our ability to operate.

We experienced significant growth, and if we are unable to manage our administrative and operational infrastructures in view of this growth, then we will suffer significant harm.
We will require further expansion of our infrastructure and headcount if we are to achieve planned expansion of our product offerings and planned increases in our customer base. Our growth has placed, and is expected to continue to place, a significant strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies, and reporting systems and procedures.
We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. If we are unable to manage future expansion, our ability to provide high quality products and services could be harmed, which would damage our reputation and brand and substantially harm our business and results of operations.
We depend on access to clinics and need to maintain good working relationships with the clinics in order to continue to grow our business.
We are dependent upon access to clinics to acquire customers and run our MedCenter Kiosks at sites where treatment is rendered and prescriptions generated. We need to continue to have access to clinics in order to acquire new customers to grow our business. We must maintain good working relationships with the managers of those clinics. In the event that we do not maintain those relationships we may lose access to clinics and that may have a material and adverse relationship on our ability to grow and will negatively impact the results of our operations as a result.
Our business results depend on our ability to successfully manage ongoing organizational change and business transformation and achieve cost savings and operating efficiency initiatives.
If we are unable to continually obtain productivity improvements, while continuing to invest in business growth, or if the volume and nature of change overwhelms available resources, our business operations and financial results could be materially and adversely impacted. Our ability to successfully manage and execute these initiatives and realize expected savings and benefits in the amounts and at the times anticipated is important to our business success. Any failure to do so, which could result from our inability to successfully execute organizational change and business transformation plans, changes in global or regional economic conditions, competition, changes in the industries in which we compete, unanticipated costs or charges, loss of key personnel and other factors described herein, could have a material adverse effect on our businesses, financial condition and results of operations.
Our recent management and board transition may divert resources and attention from the daily operation of our business
We believe that our success depends largely on the efforts and abilities of our senior executive management team and the members of our board of directors. Their experience and industry contacts significantly benefit us. Our future success also depends in large part on our ability to attract, retain and motivate key management and operating personnel. We completed our previously announced Chief Executive Officer transition, Chief Financial Officer transition, Chief Pharmacy Officer transition, and changes to our Board of Directors on January 10, 2022. These transitions or other transitions in the future may create uncertainty and involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies and result in a material adverse impact on our business, financial condition, results of operations or cash flows.
We face significant competition in attracting and retaining talented employees. Further, managing succession for, and retention of, key executives is critical to our success, and our failure to do so could adversely affect our businesses, operating results and/or future performance.
Our ability to attract and retain qualified and experienced employees is essential to meet our current and future goals and objectives. There is no guarantee we will be able to attract and retain such employees or that competition among potential employers will not result in increased compensation and/or benefits costs. In addition, our success is highly dependent on the services of key members of our executive management team and others in key management positions. Any of our employees may terminate their employment with us at any time. If we lose one or more key employees, or are unable to retain existing employees, or attract additional employees, or we experience an unexpected loss of leadership again at the executive level, then we may experience difficulties in competing effectively, developing our technologies, or implementing our business strategy, and, as a result, we could experience a material adverse effect on our businesses, operating results and/or future performance.
In addition, our failure to adequately plan for succession of senior management and other key management roles or the failure of key employees to successfully transition into new roles could have a material adverse effect on our businesses, operating results and/or future performance. The succession plans we have in place and our employment arrangements with certain key executives do not guarantee the services of these executives will continue to be available to us.

If we or the businesses we interact with do not maintain the privacy and security of sensitive customer and business information, that could damage our reputation and we could suffer a loss of revenue, incur substantial additional costs and become subject to litigation and regulatory scrutiny.
The protection of customer, employee, and our data is critical to our businesses. Cybersecurity and other information technology security risks, such as a breach of customer, employee, or company data, could create significant workflow disruption, attract substantial media attention, damage our customer relationships, reputation and brand, and result in lost sales, claims, demands or lawsuits from private parties, investigations and other proceedings by governmental authorities, and fines, penalties, and other liabilities. Throughout our operations, we receive, retain and transmit certain personal information that our customers and others provide to purchase products or services, fill prescriptions, enroll in promotional programs, participate in our customer loyalty programs, register on our websites, or otherwise communicate and interact with us. In addition, aspects of our operations depend upon the secure transmission of confidential information over public networks. Like other global companies, we and businesses we interact with have experienced threats to data and systems, including by perpetrators of random or targeted malicious cyber-attacks, computer viruses, ransomware, worms, bot attacks or other destructive or disruptive software and attempts to access, use, misappropriate, or otherwise process, customer information, including credit card information, and other information of ours or our service providers processor maintain, and cause system failures and disruptions. Our security measures and those of our third-party service providers may be undermined due to the actions of outside parties, employee error, malfeasance, or otherwise. Any security breach or incident or other compromise of our data security systems or measures or of those of our service providers or other businesses with whom we interact, which results in disruption to our business or operations or personal information, intellectual property, or other confidential or sensitive information being accessed, obtained, damaged, rendered unavailable, lost, used, or otherwise processed by unauthorized or improper persons, or any perception that any of the foregoing have occurred, could harm our reputation and expose us to regulatory investigations, proceedings, and other actions, customer attrition, harm to our market position, expenses to remediate and otherwise respond to the incident, and claims from customers, financial institutions, payment card associations and other persons, any of which could materially and adversely affect our business operations, financial condition and results of operations. Because the techniques used to obtain unauthorized access to, disrupt, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of having occurred, we may be unable to anticipate these techniques or to implement adequate preventative measures, and we may face difficulties or delays in identifying or responding to security breaches and incidents. In addition, a security breach or incident could require that we expend substantial additional resources related to the security of information systems and disrupt our businesses. These risks may be increased as a result of an increase in personnel working remotely.
We depend on and interact with the information technology networks and systems of third-parties for many aspects of our business operations, including payors, strategic partners and cloud service providers. These third parties may have access to information it maintains about us or our operations, customers, employees and vendors, or operating systems that are critical to or can significantly impact our business operations. Like us, these third-parties are subject to risks imposed by security breaches and incidents and cyber-attacks and other events or actions that could damage, disrupt, or close down their networks or systems or result in unauthorized access to or processing of information stored on or otherwise processed by such networks or systems. Any expansion of information technology outsourcing, including through arrangements with our strategic partners, may increase vulnerabilities and weaknesses relating to cybersecurity and data management. Security processes, protocols and standards that we have implemented and contractual provisions requiring security measures that we may have sought to impose on such third-parties may not be sufficient or effective at preventing such events, which could result in unauthorized access to, or disruptions or denials of access to, or misuse , unauthorized acquisition, use, disclosure or other unauthorized processing of, information or systems that are important to our business, including proprietary information, sensitive or confidential data, and other information about our operations, customers, employees and suppliers, including personal information.
The regulatory environment surrounding data security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements across businesses and geographic areas. We are required to comply with increasingly complex and changing data security and privacy regulations in the United States and in other jurisdictions in which we operate that regulate the collection, use, transfer and other processing of personal data, including the transfer of personal data between or among countries. In the United States, for example, HIPAA imposes extensive privacy and security requirements governing the transmission, use and disclosure of health information by covered entities in the health care industry, including health care providers such as pharmacies, and their business associates. In addition, the California Consumer Privacy Act, which went into effect on January 1, 2020, imposes stringent requirements on the use and treatment of “personal information” of California residents, which term is broadly defined to include, among other things, information that identifies, relates to, describes, is capable of being associated with, or could reasonably be linked to a consumer or household. In addition, it is anticipated that the California Consumer Privacy Act will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020 becomes operative. Other U.S. states have enacted, or are proposing similar laws related to the protection of personal data. In addition, the U.S. federal government is considering federal privacy legislation. Outside the United States, many of our business units operate in countries with stringent data protection regulations, and these laws continue to change. For example, the European Union’s General Data Protection Regulation, which became effective in May 2018, greatly increased the jurisdictional reach of European Union data protection laws and added a broad array of requirements for handling personal data, including the public disclosure of significant data breaches, and provides for greater penalties for noncompliance. Other countries have enacted or are considering enacting data localization laws that require certain data to stay within their borders.
New and evolving legal and regulatory requirements associated with privacy, data protection, and information security, and our efforts to comply with them, require us to incur substantial costs and may require changes to our business practices in certain jurisdictions, any of which could materially and adversely affect our business operations and operating results. We may also face audits, investigations or other proceedings by one or more domestic or foreign government agencies relating to our compliance with these laws and regulations, and may face claims, demands, and litigation from private parties relating to any actual or asserted failure by us to comply with these laws and regulations. Compliance with new and evolving privacy, data protection, and information security laws, standards, and other actual or asserted obligations may result in significant expense due to factors such as requirements for increased investment in technology and the development of new operational processes. If we or those with whom we share or permit to process information fail to comply with these laws and regulations or experience a data security breach or incident, or any of these events is perceived to have occurred, our reputation could be damaged and we could be subject to additional litigation and regulatory risks, particularly to the extent the breach relates to sensitive data.
With laws, regulations and other obligations relating to privacy, data protection, and data security imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Any failure or perceived failure by us or our service providers to comply with applicable policies or notices relating to privacy or data protection, contractual or other obligations to third parties, or any other actual or asserted legal obligations relating to privacy or data protection, may result in governmental investigations or enforcement actions, litigation, claims and other proceedings, harm our reputation and market position, and could result in significant liability.
We cannot provide assurance that any insurance we maintain will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or material adverse effects arising out of our privacy, data protection, or data security practices, or that such coverage will be available on acceptable terms or at all. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.
Our business success and operating results depend in part on effective information technology systems and on continuing to develop and implement improvements in technology. Pursuing multiple initiatives simultaneously could make this continued development and implementation significantly more challenging.
Many aspects of our operations are dependent on our information systems and the information collected, processed, stored, and handled by these systems. We rely heavily on our computer systems to manage our ordering, pricing, point-of-sale, pharmacy fulfillment, inventory replenishment, claims processing, customer loyalty and subscription programs, finance and other processes. Throughout our operations, we collect, process, maintain, retain, evaluate, utilize and distribute large amounts of confidential and sensitive data and information, including personally identifiable information and protected health information, that our customers, members and other constituents provide to purchase products or services, enroll in programs or services, register on our websites, interact with our personnel, or otherwise communicates with us. In addition, for these operations, we depend in part on the secure transmission of confidential information over public networks.
We have many different information and other technology systems supporting our businesses. Our businesses depend in large part on these systems to adequately price our products and services; accurately establish reserves, process claims and report operating results; and interact with providers, employer plan sponsors, customers, members, consumers and vendors in an efficient and uninterrupted fashion. In addition, recent trends toward greater consumer engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Certain of our technology systems, including software, are older, legacy systems that are less flexible, less efficient and require a significant ongoing commitment of capital and human resources to maintain, protect and enhance them and to integrate them with our other systems. We must re-engineer and reduce the number of these systems to meet changing consumer and vendor preferences and needs, improve our productivity and reduce our operating expenses. We also need to develop or acquire new technology systems, contract with new vendors or modify certain of our existing systems to support the consumer-oriented and transformation products and services we are developing, operating and expanding and/or to meet current and developing industry and regulatory standards, including to keep pace with continuing changes in information processing technology and emerging cybersecurity risks and threats. If we fail to achieve these objectives, our ability to profitably grow our business and/or our operating results may be adversely affected.
In addition, information technology and other technology and process improvement projects frequently are long-term in nature and may take longer to complete and cost more than we expect and may not deliver the benefits we project once they are complete. If we do not effectively and efficiently secure, manage, integrate and enhance our technology portfolio, including vendor sourced systems, we could, among other things, have problems determining health care and other benefit cost estimates and/or establishing appropriate pricing, meeting the needs of customers, consumers, providers, members and vendors, developing and expanding our consumer-oriented products and services or keeping pace with industry and regulatory standards, and our operating results may be adversely affected.
We could be adversely affected by product liability, product recall, personal injury or other health and safety issues.
We could be adversely impacted by the supply of defective or expired products, including the infiltration of counterfeit products into the supply chain, errors in re-labeling of products, product tampering, product recall and contamination or product mishandling issues. Errors in the dispensing and packaging of pharmaceuticals, including related counseling could lead to serious injury or death. Product liability or personal injury claims may be asserted against us with respect to any of the products or pharmaceuticals we sell or services we provide. For example, from time to time, the FDA issues statements alerting patients that products in our and other pharmacies supply chains may contain impurities or harmful substances, and claims relating to the sale or distribution of such products may be asserted against us or arise from these statements. Should a product or other liability issue arise, the coverage limits under our insurance programs and third-party indemnification amounts available to us may not be adequate to protect us against claims and judgments. We also may not be able to maintain this insurance on acceptable terms in the future.
Changes in economic conditions could adversely affect consumer buying practices.
Our performance has been, and may continue to be, adversely impacted by changes in global, national, regional or local economic conditions and consumer confidence. These conditions can also adversely affect our key vendors and customers. External factors that affect consumer confidence and over which we exercise no influence include the impact of COVID-19 and any future pandemics, unemployment rates, inflation, levels of personal disposable income, levels of taxes and interest and global, national, regional or local economic conditions, as well as acts of war or terrorism. Changes in economic conditions and consumer confidence could adversely affect consumer preferences, purchasing power and spending patterns, which could lead to a decrease in overall consumer spending as well as in prescription drug and health services utilization and which could be exacerbated by the increasing prevalence of high-deductible health insurance plans and related plan design changes.
In addition, inflationary pressures and shortages have increased and we expect will continue to increase costs for certain materials, components, supplies and services. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in this risk factors section could be heightened. We determine our operating expenses largely on the basis of anticipated revenues and a high percentage of our expenses are fixed in the short and medium term. As a result, a failure or delay in generating or recognizing revenue could cause significant variations in our operating results and operating margin from quarter to quarter. Failure to sustain or improve our gross margins reduces our profitability and may have a material adverse effect on our business and stock price.
We may experience inflationary pressures, caused by the COVID-19 pandemic or as a result of general macroeconomic factors, which could increase our manufacturing costs and operating expenses and have a material adverse impact on our results of operations.
We continuously monitor the effects of inflationary factors, such as increases in our cost of goods sold and selling and operating expenses, which may adversely affect our results of operations. Specifically, we may experience inflationary pressure affecting the cost of the components for our MedCenter kiosks and in the wages that we pay our employees due to challenging labor market conditions. Competitive and regulatory conditions may restrict our ability to fully recover these costs through price increases. As a result, it may be difficult to fully offset the impact of persistent inflation. Our inability or failure to do so could have a material adverse effect on our business, financial condition and results of operations or cause us to need to obtain additional capital in future earlier than anticipated.
We could be adversely impacted by changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters.
Generally Accepted Accounting Principles, or GAAP, and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our businesses, including, but not limited to, revenue recognition, asset impairment, impairment of goodwill and other intangible assets, inventories, equity method investments, vendor rebates and other vendor consideration, lease obligations, self-insurance liabilities, pension and postretirement benefits, tax matters, unclaimed property laws and litigation and other contingent liabilities are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition. For example, changes in accounting standards and the application of existing accounting standards particularly related to the measurement of fair value as compared to carrying value for our reporting units, including goodwill, intangible assets and investments in equity interests, may have an adverse effect on our financial condition and results of operations. Factors that could lead to impairment of goodwill and intangible assets include significant adverse changes in the business climate and declines in the financial condition of a reporting unit. Factors that could lead to impairment of investments in equity interests of the companies in which we invested include a prolonged period of decline in their operating performance or adverse changes in the economic, regulatory and legal environments of the countries in which they operate.
We may be required to pay significant penalties if we are not able to fulfill all of our registration requirements under an outstanding registration rights agreement.
We have registration rights obligations with respect to shares of Common Stock held by legacy MedAvail stockholders. Pursuant to these obligations, we filed a registration statement on May 12, 2021, which was declared effective as of May 14, 2021, and we have an obligation to maintain the effectiveness of such registration statement until the earlier of (i) such time as such shares have been sold by such legacy stockholders or (ii) the date under which such shares could be sold in any 90 day period pursuant to Rule 144. The failure to keep such registration effective could result in the payment of liquidated damage by us, which could be as much as approximately $150,000 per month until the certain registration statement is re-declared effective. There can be no assurance that we will not incur damages with respect to such agreement.
Risks Related to Insurance and Payments and Pricing and Reimbursement Plans
Significant and increasing pressure from third-party payors to limit reimbursements could materially and adversely impacts our profitability, results of operations and financial condition.
The continued efforts of health maintenance organizations, managed care organizations, pharmacy benefit managers, or PBMs, government programs (such as Medicare, Medicaid and other federal and state funded programs), and other third-party payors to limit pharmacy reimbursements, as well as litigation and other legal proceedings or governmental regulation related to how drugs are priced, may adversely impact our profitability. While manufacturers have increased the price of drugs, payors have generally decreased reimbursement rates as a percentage of drug cost.
Pharmacy Benefit Managers:
We derive a significant portion of our sales from prescription drug sales reimbursed through prescription drug plans administered by a limited number of PBM companies and health plans. PBM companies typically administer multiple prescription drug plans that expire at various times and provide for varying reimbursement rates, and often limit coverage to specific drug products on an approved list, known as a formulary, which might not include all of the approved drugs for a particular indication. Reimbursements received from PBMs are determined pursuant to agreements. Should PBMs seek to negotiate reduced reimbursement rates or to adjust reimbursement rates downward, or change products covered under their formulary, this could negatively impact our profitability. In addition, PBMs may not be willing to accept or otherwise restrict our participation in networks of pharmacy providers to comply with PBM demands. We may elect not to continue or enter into participation in a pharmacy provider network if reimbursements are too low. Should we exit a pharmacy provider network and later resume participation, we may not achieve the same level of business and clients or the PBMs may not choose to include us again in the pharmacy network for their plans. In such events, we may incur increased marketing and other costs to offset these client losses through other strategic initiatives. As a result, we may lose sales, and if we are unable to replace any such lost sales, our operating results could be materially and adversely affected.
Medicare and Medicaid:
Reimbursement from government programs is subject to a myriad of requirements, including but not limited to statutory and regulatory, administrative rulings, interpretations, retroactive payment adjustments, governmental funding restrictions, and changes to, or introduction of, legislation, all of which may materially affect the amount and timing of reimbursement payments to us. These changes may reduce our revenue and profitability on services provided to Medicare and Medicaid patients and increase our working capital requirements.
The utilization of Medicare Part D by cash and state Medicaid customers, with established pharmacy network payments based on actual acquisition cost, has resulted in increased utilization and decreased pharmacy gross margin rates. In addition, changes to Medicare Part D, such as the elimination of the tax deductibility of the retiree drug subsidy payment received by sponsors of retiree drug plans, could result in our PBM clients deciding to discontinue providing prescription drug benefits to their Medicare-eligible members. To the extent this occurs, the adverse effects of increasing customer migration into Medicare Part D may outweigh the benefits we realize from the growth of our Medicare Part D business.
Given the significant competition in the industry, we have limited bargaining power to counter payor demands for reduced reimbursement rates. If we are unable to negotiate for acceptable reimbursement rates or replace unfavorable contracts with new business on acceptable terms, our revenues and business could be adversely affected. Should we experience a loss of sales as a result of reduced reimbursement rates and be unable to appropriately adjust staffing levels in a timely and efficient manner, this may negatively impact our financial condition or results of operations.

There have been multiple executive, congressional and judicial attempts to modify or repeal the ACA. We cannot predict the success or effect any modification or repeal and any subsequent legislation would have on reimbursement levels. Furthermore, a third-party payor may not be able to pay timely, or may delay payment of, amounts owed to us due to budgetary constraints or deterioration of financial condition. Recent or future changes in prescription drug reimbursement policies and practices may materially and adversely affect our results of operations.
The amount of DIR fees charged by PBMs, as well as the timing of assessing such fees and the methodology in calculating such fees, may have a material adverse impact on our financial performance and, to the extent such fees are material, may limit our ability to provide accurate financial guidance for future periods.
Some PBMs charge certain direct and indirect remuneration, or DIR, fees, often calculated and charged several months after adjudication of a claim, which adversely impacts our profitability. DIR fees is a term used by The Centers for Medicare & Medicaid Services, or CMS, to address price concessions that ultimately may impact the prescription drug reimbursement of Medicare Part D plans, but are not captured at the point of sale. Further, the timing of assessments, changes in the manner in which DIR fees are assessed and methodology in computing DIR fees may materially impact our ability to provide accurate financial guidance to investors and analysts, and may result in a future change in the estimated DIR fees we have recognized. In addition, as reimbursement pressure increases throughout the industry and as our business grows, the amount of DIR fees assessed is expected to increase, which could have an adverse impact on our revenues and results of operations.
Shifts in pharmacy mix toward lower margin drugs could negatively impact our financial condition.
A shift in the mix of pharmacy prescription volume towards lower margin drugs could negatively impact our financial condition. If our prescription volume shifts towards lower margin drugs or drugs with lower reimbursement rates and we are not able to generate additional prescription volume or other business that is sufficient to offset the impact of lower margin or reimbursement rates decline from current levels in future years, our financial condition could be materially and adversely affected.
Industry pricing benchmarks may change, negatively impacting the revenue we derive from product sales.
It is possible that the pharmaceutical industry or regulators may evaluate and/or develop an alternative pricing reference to replace average wholesale price, or AWP, which is the pricing reference used for many pharmaceutical purchase agreements, retail network contracts, specialty payor agreements and other contracts with third party payors in connection with the reimbursement of specialty drug payments. Future changes to the use of AWP or to other published pricing benchmarks used to establish pharmaceutical pricing, including changes in the basis for calculating reimbursement by federal and state health programs and/or other payors, could negatively impact our pricing arrangements. The effect of these possible changes on our business cannot be predicted at this time.
Programs funded in whole or in part by the U.S. federal government account for a significant portion of our revenues, and we expect that percentage to increase over time.
Programs funded in whole or in part by the U.S. federal government account for a significant portion of our revenues, and we expect that percentage to increase. As our government funded businesses grow, our exposure to changes in federal and state government policy with respect to and/or regulation of the various government funded programs in which we participate also increases.
Our revenues from government funded programs are dependent on annual funding by the federal government and/or applicable state or local governments. Funding for these programs is dependent on many factors outside our control, including general economic conditions, continuing government efforts to contain health care costs and budgetary constraints at the federal or applicable state or local level and general political issues and priorities.
An extended federal government shutdown or a delay by Congress in raising the federal government’s debt ceiling also could lead to a delay, reduction, suspension or cancellation of federal government spending and a significant increase in interest rates that could, in turn, have a material adverse effect on the value of our investment portfolio, our ability to access the capital markets and our businesses, operating results, cash flows and liquidity.
We could be adversely affected by a decrease in the introduction of new brand name and generic prescription drugs as well as increases in the cost to procure prescription drugs.
The profitability of our pharmacy businesses depends upon the utilization of prescription drugs. Utilization trends are affected by, among other factors, the introduction of new and successful prescription drugs as well as lower-priced generic alternatives to existing brand name drugs. Inflation in the price of drugs also can adversely affect utilization, particularly given the increased prevalence of high-deductible health insurance plans and related plan design changes. New brand name drugs can result in increased drug utilization and associated sales, while the introduction of lower priced generic alternatives typically results in relatively lower sales, but relatively higher gross profit margins. Accordingly, a decrease in the number or magnitude of significant new brand name drugs or generics successfully introduced, delays in their introduction, or a decrease in the utilization of previously introduced prescription drugs, could materially and adversely affect our results of operations.
In addition, if we experience an increase in the amounts we pay to procure pharmaceutical drugs, including generic drugs, it could have a material adverse effect on our results of operations. Our gross profit margins would be adversely affected to the extent we are not able to offset such cost increases. Any failure to fully offset any such increased prices and costs or to modify our activities to mitigate the impact could have a material adverse effect on our results of operations. Additionally, any future changes in drug prices could be significantly different than our expectations.
Risks Related to Our Industry
The industries in which we operate are highly competitive and constantly evolving. New entrants to the market, existing competitor actions or other changes in market dynamics could adversely impact us.
The market for retail medication pharmacy is highly competitive and rapidly evolving. The market is subject to changing technology trends, shifting customer needs and expectations and frequent introduction of new products. We expect competition to persist and intensify in the future as the market for retail pharmacy grows and new and existing competitors devote considerable resources to introducing and enhancing products and services. We face competition from several of the world’s largest providers that provide alternatives, including Genoa, which was acquired by OptumRx, as well as major chains such as Walgreens, CVS, Walmart and Rite Aid.
Our current and potential competitors may have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. In addition, many of our competitors have more extensive customer relationships than we do, and, therefore, our competitors may be in a stronger position to respond quickly to new technologies and may be able to market or sell their products more effectively. Moreover, further consolidation in the retail pharmacy market could adversely affect our customer relationships and competitive position. Our services may not continue to compete favorably. We may not be successful in the face of increasing competition from new products and services introduced by existing competitors or new companies entering the markets in which we operate.
The level of competition in the retail pharmacy industry is high. Changes in market dynamics or actions of competitors or manufacturers, including industry consolidation and the emergence of new competitors and strategic alliances, could materially and adversely impact us. Disruptive innovation, or the perception of potentially disruptive innovation, by existing or new competitors could alter the competitive landscape in the future and require us to accurately identify and assess such changes and if required make timely and effective changes to our strategies and business model to compete effectively. We face intense competition including other drugstore and pharmacy chains, independent drugstores and pharmacies, mail-order pharmacies and various other retailers such as grocery stores, convenience stores, mass merchants, online and omni-channel pharmacies and retailers, warehouse clubs, dollar stores and other discount merchandisers, some of which are aggressively expanding in markets we serve. Competition may also come from other sources in the future.
We also could be adversely affected if we fail to identify or effectively respond to changes in market dynamics. As technology, consumer behavior, omni-channel and differential retail models, and market conditions continue to evolve in the United States, it is important that we maintain the relevance of our brand and product and service offerings to customers and patients.
Consolidation in the healthcare industry could materially adversely affect our business, financial condition and results of operations.
Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with significant market power, and we expect such trend to continue. For example, in November 2018 CVS acquired Aetna and in December 2018 Cigna acquired Express Scripts. As provider networks and managed care organizations consolidate, thereby decreasing the number of market participants, competition to provide products and services like ours will become more intense, and the importance of establishing relationships with key industry participants will become greater. In addition, industry participants may try to use their increased market power to negotiate price reductions for our products and services. We expect that market demand, government regulation, third party reimbursement policies and societal pressures will continue to cause the healthcare industry to evolve, potentially resulting in further business consolidations and alliances among the industry participants with whom we engage. If we are forced to reduce prices as a result of either an imbalance of market power or decreased demand for our products, revenue would be reduced, and we could become significantly less profitable.
Each of our segments operates in a highly competitive and evolving business environment; and gross margins in the industries in which we compete may decline.
We operate in a highly competitive and evolving business environment. Specifically:

•As competition increases in the geographies in which we operate, including competition from new entrants, a significant increase in price compression and/or reimbursement pressures could occur, and this could require us to reevaluate our pricing structures to remain competitive.
•Our success is dependent on our ability to establish and maintain contractual relationships with network pharmacies as PBM clients evaluate adopting narrow or restricted retail pharmacy networks.
•Our competitive advantage is dependent on our ability to establish and maintain contractual relationships with PBMs and other payors on acceptable terms as the payors’ clients evaluate adopting narrow or restricted retail pharmacy networks.
In addition, competitors in each of our businesses may offer services and pricing terms that it may not be willing or able to offer. Competition also may come from new entrants and other sources in the future. Unless we can demonstrate enhanced value to our clients through innovative product and service offerings in the rapidly changing health care industry, we may be unable to remain competitive.
Disruptive innovation by existing or new competitors could alter the competitive landscape in the future and require us to accurately identify and assess such alterations and make timely and effective changes to our strategies and business model to compete effectively. Consumers also are increasingly seeking to access consumer goods and health care products and services locally and through other direct channels such as mobile devices and websites. To compete effectively in the consumer-driven marketplace, we will be required to develop or acquire new capabilities, attract new talent and develop new service and distribution relationships that respond to consumer needs and preferences.
Changes in marketplace dynamics or the actions of competitors or manufacturers, including industry consolidation, the emergence of new competitors and strategic alliances, and decisions to exclude us from new restricted retail pharmacy networks could materially and adversely affect our businesses, operating results, cash flows and/or prospects.
Our results of operations are subject to the risks and uncertainties of fluctuations in pharmaceutical prices, availability and safe profiles.
Our revenue and gross profit are subject to fluctuation based upon the timing and extent of manufacturer price increases. If the frequency or rate of pharmaceutical price increases slows, the results of our operations could be adversely affected. In addition, our profitability is impacted by the utilization of prescription drugs. If utilization declines due to inflation in the price of drugs, particularly given the increased usage of high-deductible health insurance plans, our profitability could be adversely affected. Our gross profits are also subject to price deflation. If pharmaceutical price deflation occurs, our results of operations could be adversely affected.
Furthermore, increases in the amounts we pay to procure pharmaceutical drugs, including generic drugs, could have material adverse effects on the results of our operations. If we fail to offset such cost increases or modify our activities to reduce the impact, our results of operations could be materially adversely affected. Our expectations could be materially different than, and any future change in drug prices could be significantly different from, our expectations.
The profitability of our pharmacy services is dependent upon the utilization of prescription drug products. Our revenues, operating results and cash flows may decline if physicians cease writing prescriptions for drugs or the utilization of drugs is reduced, including due to:
•increased safety risk profiles or regulatory restrictions;
•manufacturing or other supply issues;
•a reduction in drug manufacturers’ participation in federal programs;
•certain products being withdrawn by their manufacturers or transitioned to over-the-counter products;
•future FDA rulings restricting the supply or increasing the cost of products;
•the introduction of new and successful prescription drugs or lower-priced generic alternatives to existing brand name products; or
•inflation in the price of drugs.
In addition, increased utilization of generic drugs has resulted in pressure to decrease reimbursement payments to pharmacies for generic drugs, causing a reduction in our margins on sales of generic drugs. Consolidation within the generic drug manufacturing industry and other external factors may enhance the ability of manufacturers to sustain or increase pricing of generic drugs and diminish our ability to negotiate reduced generic drug acquisition costs. Any inability to offset increased brand name or generic prescription drug acquisition costs or to modify our activities to lessen the financial impact of such increased costs could have a significant adverse effect on our operating results.

Legal Risks
We could be subject to securities class action litigation.
In the past, securities class action litigation has often been brought against public companies in connection with business combinations and merger transactions, alleging that the directors breached their fiduciary duties in connection with such transactions. Following MYOS’s and our announcement of the execution of the Merger Agreement on June 30, 2020, MYOS received separate litigation demands from purported MYOS stockholders on September 16, 2020 and October 20, 2020, respectively seeking certain additional disclosures in the Form S-4 Registration Statement filed with the Securities and Exchange Commission on September 2, 2020, collectively, the Demands. Thereafter, on September 23, 2020, a complaint regarding the transactions contemplated within the Merger Agreement was filed in the Supreme Court of the State of New York, County of New York, captioned Faasse v. MYOS RENS Technology Inc., et. al., Index No.: 654644/2020 (NY Supreme Ct., NY Cnty., September 23, 2020), or the New York Complaint. On October 12, 2020, a second complaint regarding the transactions was filed in the District Court of Nevada, Clark County Nevada, captioned Vigil v. Mannello, et. al., Case No. A-20-822848-C, or the Nevada Complaint, and together with the New York Complaint, the Complaints, and collectively with the Demands, the Litigation.
The Demands and the Complaints that comprise the Litigation generally alleged that the directors of MYOS breached their fiduciary duties by entering into the Merger Agreement, and MYOS and we disseminated an incomplete and misleading Form S-4 Registration Statement. The New York Complaint also alleged we aided and abetted such breach of fiduciary duties.
MYOS and we believe that the claims asserted in the Litigation are without merit, and believe that the Form S-4 Registration Statement disclosed all material information concerning the Merger and no supplemental disclosure is required under applicable law. However, in order to avoid the risk of the Litigation delaying or adversely affecting the Merger and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, MYOS determined to voluntarily supplement the Form S-4 Registration Statement as described in the Current Report on Form 8-K on November 2, 2020. Subsequently, the Nevada Complaint and the New York Complaint were voluntarily dismissed. The remainder of the Litigation remains outstanding. MYOS and we specifically deny all allegations in the Litigation and/or that any additional disclosure was or is required.
The outcome of the Litigation is uncertain. If the Litigation remains unresolved or we are required to defend or settle any Litigation, this could result in significant costs to us, including costs associated with the indemnification of our directors and officers, other damages or settlement amounts, and other significant defense costs. Such payments could adversely affect our operations. Other plaintiffs may also file lawsuits against us and/or our directors and officers in connection with the Merger, resulting in substantial costs to us and requiring us and our directors and officers to defend against multiple lawsuits potentially filed in different jurisdictions and divert management’s attention and resources. This could adversely affect the operation of our business or otherwise adversely affect our business, financial condition, results of operations and cash flows.
We maintain liability insurance; however, if any costs or expenses associated with the Litigation or any other litigation exceed our insurance coverage, and we may be forced to bear some or all of these costs and expenses directly, which could be substantial.
We are exposed to risks related to litigation and other legal proceedings.
We operate in a highly regulated and litigious environment. We may become involved in legal proceedings, including litigation, arbitration and other claims, and investigations, inspections, audits, claims, inquiries and similar actions by pharmacy, healthcare, tax and other governmental authorities.
Legal proceedings, in general, and securities, derivative action and class action and multi-district litigation, in particular, can be expensive and disruptive. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years.
Like other companies in the retail pharmacy, we are subject to extensive regulation by national, state and local government agencies in the United States and other countries in which it may operate. There continues to be a heightened level of review and/or audit by regulatory authorities of, and increased litigation regarding, our and the rest of the health care and related industry’s business, compliance and reporting practices. As a result, we are regularly the subject of government actions of the types described above. In addition, under the qui tam or “whistleblower” provisions of the federal and various state false claims acts, persons may bring lawsuits alleging that a violation of the federal anti-kickback statute or similar laws has resulted in the submission of “false” claims to federal and/or state healthcare programs, including Medicare and Medicaid. After a private party has filed a qui tam action, the government must investigate the private party’s claim and determine whether to intervene in and take control over the litigation. These actions may remain under seal while the government makes this determination.

We cannot predict with certainty the outcomes of any legal proceedings and other contingencies, and the costs incurred in litigation can be substantial, regardless of the outcome. Substantial unanticipated verdicts, fines and rulings do sometimes occur. As a result, we could from time to time incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could harm our reputation and have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid. In addition, as a result of governmental investigations or proceedings, we may be subject to damages, civil or criminal fines or penalties, or other sanctions, including the possible suspension or loss of licensure and/or suspension or exclusion from participation in government programs. The outcome of some of these legal proceedings and other contingencies could require us to take, or refrain from taking, actions which could negatively affect our operations. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources.
Risks Related to Government Regulation
If we fail to comply with applicable laws and regulations, many of which are highly complex, we could be subject to significant adverse regulatory actions or suffer brand and reputational harm.
We are subject to extensive regulation and oversight by state, federal and international governmental authorities. See “Business - Government Regulation.” The laws and regulations governing our operations and interpretations of those laws and regulations are increasing in number and complexity, change frequently and can be inconsistent or conflict with one another. In general, these laws and regulations are designed to benefit and protect customers, members and providers rather than us or our investors. In addition, the governmental authorities that regulate our businesses have broad latitude to make, interpret and enforce the laws and regulations that govern us and continue to interpret and enforce those laws and regulations more strictly and more aggressively each year. We also must follow various restrictions on certain of our businesses and the payment of dividends by certain of our subsidiaries put in place by certain state regulators.
In addition, during the past several years, the United States health care industry has been subject to an increase in governmental regulation and enforcement activity at both the federal and state levels. Further, uncertainties exist regarding the application of many of these legal requirements to our business. In addition, it is possible that certain provisions of the current health care reform legislation may be modified, repealed or otherwise invalidated. Changes in these laws and regulations and the related interpretations and enforcement practices may require extensive system and operating changes that may be difficult to implement. Untimely compliance or noncompliance with applicable laws and regulations could adversely affect the continued operation of our business, including, but not limited to: imposition of civil or criminal penalties; significant fines or monetary penalties; suspension or disgorgement of payments from government programs; loss of required government certifications or approvals; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; or loss of registrations or licensure. The regulations to which we are subject include, but are not limited to: the laws and regulations described in the Government Regulation section; accounting standards; financial disclosure; securities laws and regulations; federal anti-trust laws; tax laws and regulations and their possible reform; laws and regulations relating to the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous materials and wastes; and laws and regulations of the FTC, the FCC, and the Consumer Product Safety Commission, as well as state regulatory authorities, governing the sale, advertisement and promotion of products that we sell, such as Boards of Pharmacy. The FDA, DEA and various states regulate the distribution of pharmaceuticals and controlled substances. We are required to hold valid DEA, if we distribute controlled substances in the future, and state-level registrations and licenses, meet various security and operating standards and comply with the federal and various states’ controlled substances acts and their accompanying regulations governing the sale, marketing, packaging, holding and distribution of controlled substances. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to suspend our registrations and licenses, seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. In addition, our business interests outside of the United States are subject to the Foreign Corrupt Practices Act and other applicable domestic and international laws and regulations. We are also subject to the terms of various government agreements and mandates, including those described in the Government Regulation section. In that regard, our business, financial position and results of operations could be adversely affected by existing and new government legislative, regulatory action and enforcement activity, including, without limitation, any one or more of the following:
•the clinical quality, patient safety and other risks inherent in the dispensing, packaging and distribution of drugs and other health care products and services, including claims related to purported dispensing and other operational errors, and our failure to adhere to the laws and regulations applicable to the dispensing of drugs could subject us to civil and criminal penalties;
•federal and state anti-kickback and other laws that govern our relationship with drug manufacturers, customers and consumers;
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
The scope of the practices and activities that are prohibited by federal and state false claims acts is uncertain and may be the subject of pending or future litigation. Claims under federal and state false claims acts can be brought by the government or by private individuals on behalf of the government through a qui tam or “whistleblower” suit. If we are convicted of fraud or other criminal conduct in the performance of a government program or if there is an adverse decision against it under the federal False Claims Act, it may be temporarily or permanently suspended from participating in government health care programs, including Medicare Advantage, Medicare Part D, Medicaid, dual eligible and dual eligible special needs plan programs, and we also may be required to pay significant fines and/or other monetary penalties. Whistleblower suits have resulted in significant settlements between governmental agencies and health care companies. The significant incentives and protections provided to whistleblowers under applicable law increase the risk of whistleblower suits.
If we fail to comply with laws and regulations that apply to government programs, we could be subject to criminal fines, civil penalties, premium refunds, prohibitions on marketing or active or passive enrollment of members, corrective actions, termination of our contracts or other sanctions which could have a material adverse effect on our ability to participate in Medicare Advantage, Medicare Part D, Medicaid, dual eligible, dual eligible special needs plan and other programs and on our operating results, cash flows and financial condition.
Our businesses, profitability and growth also may be adversely affected by (i) judicial and regulatory decisions that change and/or expand the interpretations of existing statutes and regulations, impose medical or bad faith liability, or (ii) other legislation and regulations.

Pharmacies and pharmacists must obtain federal and state licenses to operate, distribute and dispense pharmaceuticals and controlled substances. If we are unable to obtain and maintain our licenses, meet certain security and operating standards or comply with acts and regulations covering among other things, the sale, distribution and dispensing of controlled substances, or if states place burdensome restrictions or limitations on non-resident pharmacies, this could limit or affect our ability to operate in some states. In addition, each state has different laws passed by state legislatures and rules approved by state pharmacy boards governing the operation, distribution and dispensing of pharmaceuticals and there is no universal federal or international regulation. This lack of uniform laws and rules makes the costs of compliance significant and makes a violation of state laws and rules by us more likely. Furthermore, the laws and rules relating to pharmacy technology are relatively new and evolving further adding to the cost of compliance and increasing our risk of noncompliance. Federal and state regulatory authorities have broad enforcement powers, and are able to revoke licenses, seize or recall products and impose significant criminal, civil and administrative fines and sanctions for violations of such laws and regulations, any of which could have a material and adverse effect on our ability to do business.
Changes in healthcare regulatory environments may adversely affect our businesses.
Political, economic and regulatory influences are subjecting the healthcare industry to significant changes that could adversely affect our results of operations. In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. These changes include an increased reliance on managed care; cuts in certain Medicare and Medicaid funding in the United States and the funding of governmental payors in foreign jurisdictions; consolidation of competitors, suppliers and other market participants; and the development of large, sophisticated purchasing groups. We expect the healthcare industry to continue to change significantly in the future. Some of these potential changes, such as a reduction in governmental funding for certain healthcare services or adverse changes in legislation or regulations governing prescription drug pricing, healthcare services or mandated benefits, may cause customers to reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services. We expect continued governmental and private payor pressure to reduce pharmaceutical pricing. Changes in pharmaceutical manufacturers’ pricing or distribution policies could also significantly reduce our profitability.
In the United States, electoral results and changes in political leadership have generated uncertainty with respect to, and could result in, significant changes in legislation, regulation and government policy that could significantly impact our businesses and the health care and retail industries. There have been multiple attempts to repeal, modify or otherwise invalidate all, or certain provisions of the ACA, which was enacted in 2010 to provide health insurance coverage to millions of previously uninsured Americans through a combination of insurance market reforms, an expansion of Medicaid, subsidies and health insurance mandates. The ACA and related healthcare reform laws, regulations and initiatives have significantly increased regulation of managed care plans and decreased reimbursement to Medicare managed care. We cannot predict whether current or future efforts to modify these laws and/or adopt new healthcare legislation will be successful, nor can we predict the impact that such a development would have on our business and operating results. Future legislation or rulemaking or other regulatory actions or developments under the ACA or otherwise could adversely impact the number of Americans with health insurance and, consequently, prescription drug coverage, increase regulation of pharmacy services, result in changes to pharmacy reimbursement rates, and otherwise change the way we do business. We cannot predict the timing or impact of any future legislative, rulemaking or other regulatory actions, but any such actions could have a material adverse impact on our results of operations.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Moreover, there has recently been heightened governmental scrutiny over the manner in which pharmaceutical manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to drug pricing, to reform government program reimbursement methodologies for pharmaceutical products, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference to pricing systems and publication of discounts and list prices, which may adversely affect our revenue and financial condition.
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In 2020, under the Trump administration, the U.S. Department of Health and Human Services (HHS) and CMS issued various rules in November and December of 2020 that were expected to impact, among others, price reductions from pharmaceutical manufacturers to plan sponsors under Part D, fee arrangements between pharmacy benefit managers and manufacturers, importation of certain prescription drugs from Canada, manufacturer price reporting requirements under the Medicaid Drug

Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. Multiple lawsuits have been brought against the HHS challenging various aspects of the rules implemented during the Trump administration. As a result, the Biden administration and HHS have delayed the implementation or published rules rescinding some of these Trump-era policies. Congress is considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases and allowing Medicare to negotiate pricing for certain covered drug products. The impact of these regulations and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is currently unknown. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue or attain profitability. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Depending on the details of further executive, legislative and administrative actions, these measures as well as other proposals could have significant impacts for drug manufacturers, pharmacies, and providers, which may significantly and adversely affect the business of our customers as well as our ability to generate revenue and achieve profitability.
We cannot predict the enactment or content of new legislation or regulations or changes to existing laws or regulations or their enforcement, interpretation or application, or the effect they will have on our business operations or operating results. Examples of such changes include: the federal or one or more state governments fundamentally restructuring or reducing the funding available for Medicare, Medicaid, dual eligible or dual eligible special needs plan programs, increasing its involvement in drug reimbursement, pricing, purchasing and/or importation, changing the laws and regulations governing pharmacy benefit managers, prescription drug plans and/or managed care organizations’ interactions with government funded health care programs, changing the tax treatment of health or related benefits, or significantly altering the ACA. The likelihood of adverse changes remains high due to state and federal budgetary pressures, and our businesses and operating results could be materially and adversely affected by such changes, even if we correctly predict their occurrence.
We are subject to governmental audits and reviews that could result in changes to our business practices and material refunds, fines, penalties, civil liabilities, criminal liabilities and other sanctions.
We are subject to governmental audits and reviews by various federal and state agencies, regulatory authorities, attorneys general, and other state, federal and international governmental authorities. The regulations and contractual requirements applicable to us and other industry participants are complex and subject to change, making it necessary for us to invest significant resources to comply with our regulatory and contractual requirements. Ongoing vigorous law enforcement and the highly technical regulatory scheme mean that our compliance efforts in this area will continue to require significant resources. If we are not in compliance with applicable laws, governmental audits, investigations and reviews by federal, state and international regulators could result in changes to our business practices, and also could result in significant or material premium refunds, fines, penalties, civil liabilities, criminal liabilities or other sanctions, including suspension or exclusion from participation in government programs and suspension or loss of licensure. Any of these audits, investigations or reviews could have a material adverse effect on our businesses, operating results, cash flows and/or financial condition or result in significant liabilities and negative publicity for us.
Expansion of our businesses in government-funded programs, including Medicare and Medicaid, exposes us to additional risks and challenges.
As our government funded businesses grow, our exposure to changes in federal and state government policy with respect to and/or regulation of the various government funded programs in which we participate also increases. The laws and regulations governing participation in Medicare Advantage, Medicare Part D, Medicaid, and managed Medicaid plans are complex, are subject to interpretation and can expose us to penalties for non-compliance. Federal, state and local governments have the right to cancel or not to renew their contracts with us on short notice without cause or if funds are not available. Funding for these programs is dependent on many factors outside our control, including general economic conditions, continuing government efforts to contain health care costs and budgetary constraints at the federal or applicable state or local level and general political issues and priorities.
For example, in January 2021, CMS issued its final notice detailing final 2022 Medicare Advantage benchmark payment rates. Final 2022 Medicare Advantage rates resulted in an increase in industry benchmark rates of approximately 4.1%. We cannot predict future Medicare funding levels, the impact of future federal budget actions or ensure that such changes or actions will not have an adverse effect on our Medicare operating results. The expansion of our Medicare Advantage and Medicare Part D service area is subject to the ability of CMS to process our requests for service area expansions and our ability to build cost competitive provider networks in the expanded service areas that meet applicable network adequacy requirements. CMS’s decisions on our requests for service area expansions may be affected adversely by any compliance issues that we may experience in our Medicare operations.

CMS regularly audits performance of service providers or suppliers that contract with CMS to determine compliance with CMS’s regulations and contracts with CMS and to assess the quality of the services provided to Medicare members. As a result of these audits, we may be subject to significant or material fines, criminal liability, civil monetary penalties, CMS imposed sanctions (including suspension or exclusion from participation in government programs) or other restrictions on our Medicare, Medicaid and other businesses, including suspension or loss of licensure.
Medicare Part D has resulted in increased utilization of prescription medications and puts pressure on our pharmacy gross margin rates due to regulatory and competitive pressures. Our Medicare Part D operating results and our ability to expand our Medicare Part D business could be adversely affected if: the cost and complexity of Medicare Part D exceed management’s expectations or prevent effective program implementation or administration; changes to the regulations regarding how drug costs are reported for Medicare Part D are implemented in a manner that adversely affects the profitability of our Medicare Part D business; changes to the applicable regulations impact our ability to retain fees from third parties including network pharmacies; the government alters Medicare Part D program requirements or reduces funding because of the higher-than-anticipated cost to taxpayers of Medicare Part D or for other reasons; the government mandated use of point-of-sale manufacturer’s rebates effective in 2022 continues; the government enacts price controls on certain pharmaceutical products in Medicare Part D; or the government makes changes to how pharmacy pay-for-performance is calculated.
If we fail to report and correct errors discovered through our own auditing procedures or during a CMS audit or otherwise fail to comply with the applicable laws and regulations, we could be subject to fines, civil monetary penalties or other sanctions, including fines and penalties under the False Claims Act, which could have a material adverse effect on our ability to participate in Medicare Advantage, Medicare Part D or other government programs, and on our operating results, cash flows and financial condition.
The U.S. federal government and our other government customers also may reduce funding for health care or other programs, cancel or decline to renew contracts with us, or make changes that adversely affect the number of persons eligible for certain programs, the services provided to enrollees in such programs, our premiums and our administrative and health care and other benefit costs, any of which could have a material adverse effect on our businesses, operating results and cash flows. When federal funding is delayed, suspended or curtailed, we continue to receive, and we remain liable for and are required to fund, claims from providers for providing services to beneficiaries of federally funded health benefits programs in which we participate. An extended federal government shutdown or a delay by Congress in raising the federal government’s debt ceiling also could lead to a delay, reduction, suspension or cancellation of federal government spending and a significant increase in interest rates that could, in turn, have a material adverse effect on the value of our investment portfolio, our ability to access the capital markets and our businesses, operating results, cash flows and liquidity.
Possible changes in industry pricing benchmarks and drug pricing generally can adversely affect our business.
It is possible that the pharmaceutical industry, regulators, or federal policymakers may evaluate and/or develop an alternative pricing reference used for pharmacy services, drug purchase agreements, retail network contracts, specialty payor agreements and other contracts with third party payors in connection with the reimbursement of drug payments. In addition, many state Medicaid fee-for-service programs have established pharmacy network payments on the basis of Actual Acquisition Cost. It is also possible that Congress may enact some form of price negotiation for Medicare. In addition, CMS also publishes the National Average Drug Acquisition Cost (“NADAC”) for certain drugs; NADAC pricing is being adopted in an increasing number of states. Future changes to the use of various published pricing benchmarks used to establish drug pricing, including changes in the basis for calculating reimbursement by federal and state health care programs and/or other payors, could impact the reimbursement we receive from Medicare and Medicaid programs and other payors, and/or our ability to negotiate rebates and/or discounts with drug manufacturers, wholesalers or other distributors. A failure or inability to fully offset any increased prices or costs or to modify our operations to mitigate the impact of such increases could have a material adverse effect on our operating results. Additionally, any future changes in drug prices could be significantly different than our projections. We cannot predict the effect of these possible changes on our businesses.
We must comply with a variety of existing and future laws and regulations that could impose substantial costs on us and may adversely affect our business.
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
CFIUS could intervene in our previously completed fundraising rounds and require us to modify or amend the terms of those transactions, or terminate or unwind all or part of the transactions, if CFIUS determines that it is necessary to address U.S. national security concerns, without regard to whether the transaction was completed and operated in accordance with applicable law.

If relations between China and the U.S. or between Russia and the U.S. deteriorate, we may be materially and adversely affected.
Doing business internationally, such as any international supply chains that we or our suppliers or manufacturers may utilize or depend on, or sources of current or future capital, or those of our employees who are based in Canada, creates financial risks for our business. International operations entail a variety of other risks, including restrictions on foreign investors in us, enhanced oversight by CFIUS, and substantial restrictions on, and scrutiny of, foreign investment – especially Russian and Chinese investment. The relationship between the U.S. and certain other countries, including Russia and China, is subject to periodic tension, and now especially heightened concern in light of Russian’s significant military actions against Ukraine. Relations may also be compromised or become more strained if the U.S pressures the PRC government regarding its monetary, economic, or social policies or if the U.S. continues to institute or increase sanctions against Russia due to ongoing conflict between Russian and Ukraine. Changes in political conditions, particularly in Russia or China, and changes in the state of China-U.S. or Russia-U.S. relations are difficult to predict and could adversely affect our operations or financial condition. Furthermore, CFIUS has continued to apply a more stringent review of certain foreign investment in U.S. companies, including investment by Chinese entities. We cannot predict what effect any changes in China-U.S. relations or Russia-U.S. relations may have on our ability to access capital or effectively support ourself.
The impact of the military action in Ukraine has affected and may continue to affect our business.
On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is possible. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by Canada, the United Kingdom, the European Union, the U.S. and other countries and companies and organizations against officials, individuals, regions, and industries in Russia and Ukraine, and actions taken by Russia in response to such sanctions, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on our operations. Any such material adverse effect from the conflict and enhanced sanctions activity may disrupt our supply chains and affect the delivery of our products and services, or impair our ability to complete financial or banking transactions.
Risks Related to Our Relationships with Manufacturers, Providers, Suppliers and Vendors
Both our and our vendors’ operations are subject to a variety of business continuity hazards and risks, any of which could interrupt our operations or otherwise adversely affect our performance and operating results.
We and our vendors are subject to business continuity hazards and other risks, including natural disasters, utility and other mechanical failures, acts of war or terrorism, disruption of communications, data security and preservation, disruption of supply or distribution, safety regulation and labor difficulties. The occurrence of any of these or other events to us or our vendors might disrupt or shut down out operations or otherwise adversely affect our operations. We also may be subject to certain liability claims in the event of an injury or loss of life, or damage to property, resulting from such events. Although we have developed procedures for crisis management and disaster recovery and business continuity plans and maintain insurance policies that we believe are customary and adequate for our size and industry, our insurance policies include limits and exclusions and, as a result, our coverage may be insufficient to protect against all potential hazards and risks incident to our businesses. In addition, our crisis management and disaster recovery procedures and business continuity plans may not be effective. Should any such hazards or risks occur, or should our insurance coverage be inadequate or unavailable, our businesses, operating results, cash flows and financial condition could be adversely affected.
Interruptions or delays in shipments could cause our revenue for the applicable period to fall below expected levels.
We have been and could continue to be subject to manufacturing disruptions and supply chain delays, such as the recent blockade of a U.S. and Canada border crossing over COVID-19 measures, the current ongoing semiconductor chip shortage, or as a result of Russia’s significant military actions against Ukraine. Such disruptions or delays place significant pressure on our supply chain management, manufacturing, inventory and quality control management, to ensure that we have properly forecasted supply purchasing, manufacturing capacity, inventory and quality compliance and logistics. A significant interruption in these critical functions could result in delayed kiosk deployment or resupply, adversely affect our business, financial condition, results of operations and prospects and result in a decline in the market price of our common stock.
We outsource the manufacturing of our MedCenter Kiosks to a third party.
We rely on a single third party manufacturer to make our MedCenter Kiosks. Our former manufacturer is no longer manufacturing the MedCenter Kiosks for us and we signed a new manufacturing and supply agreement with Kitron Technologies. There are risks associated with Kitron Technologies’s ability to qualify and ramp a new manufacturing line. As a result, additional MedCenter Kiosks may be delayed or stalled pending the qualification and ramping up of the new manufacturing line.

Risks Related to Our Intellectual Property
If we are unable to protect our intellectual property, we will suffer substantial harm.
Our success depends upon the protection of our software and hardware designs and other proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality provisions in agreements with employees, contract manufacturers, consultants, customers and other third parties, to protect our intellectual property rights. Other parties may not comply with the terms of their agreements with us, and we may not be able to enforce our rights adequately against these parties. In addition, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology. If competitors are able to use our technology, our ability to compete effectively could be harmed. For example, if a competitor were to gain use of certain of our proprietary technology, they might be able to develop and manufacture similarly designed MedCenter Kiosks at a reduced cost, which would result in a decrease in demand for our products. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated over the course of our business. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop and obtain patents for technologies that are similar to or superior to our technologies. If that happens, we may need to license these technologies and we may not be able to obtain licenses on reasonable terms, if at all, thereby causing great harm to our business. In addition, if we resort to legal proceedings to enforce our intellectual property rights, the proceedings could become burdensome and expensive, even if we were to prevail.
Claims by others that we infringe their intellectual property could cause us to suffer substantial harm.
Many companies have significant patent portfolios and these companies and other parties may claim that our products infringe their proprietary rights. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps occur. In addition, to the extent that we gain greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims. Any party asserting that our products infringe their proprietary rights would force us to defend ourselves, and possibly our customers, against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. Such may also force us to do one or more of the following:
•stop selling, incorporating or using our products that use the challenged intellectual property;
•obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;
•redesign those products that use any allegedly infringing technology, which may be costly and time-consuming; or
•refund deposits and other amounts received for allegedly infringing technology or products.
Any claim of infringement from a third party, even those without merit, could cause us to incur substantial costs defending against such claims, and could distract our management from running our business. Even if we prevail, the cost of such litigation could deplete our financial resources. Litigation is also time consuming and could divert management’s attention and resources away from our business. Furthermore, during the course of litigation, confidential information may be disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. Disclosure of our confidential information and our involvement in intellectual property litigation could materially and adversely affect our business. Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can. In addition, any uncertainties resulting from the initiation and continuation of any litigation could significantly limit our ability to continue our operations.
Risks Related to Ownership of Our Securities
We will need to raise additional financing in the future to fund our operations, which may not be available to it on favorable terms or at all.
We will require substantial additional funds to continue to expand the core business, develop and commercialize our self-service pharmacy. The amount of our future capital requirements will depend upon a number of factors, including the: cost to manufacture additional MedCenter kiosks, development of pharmacy self-service capabilities, expenses related to initiating operations in a new state or region, cost to hire pharmacy and corporate support staff, expenses related to leasing additional real estate space for pharmacy operations and or corporate services, cost of information technology infrastructure needed to support growth across new geographical markets, expenses for licensing technologies and other required legal, audit or outside services. Raising additional capital may be costly or difficult to obtain and could significantly dilute stockholders’ ownership interests or inhibit our ability to achieve our business objectives. The terms of any securities issued in public or private financings may include liquidation or other preferences that adversely affect the rights of our common stockholders, including liquidated damages in the event we are unable to register shares in a private placement or unable to maintain registration for such shares. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, our stockholders’ ownership interest in us will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to our products, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. Even if we were to obtain sufficient funding, there can be no assurance that we will be available on terms acceptable to us or our stockholders. We have experienced recurring net losses from operations, negative cash flows from operating activities, and a significant accumulated deficit and expect to continue to incur net losses into the foreseeable future. As a result, our financial statements include explanatory disclosures expressing substantial doubt about our ability to continue as a going concern.
The market price of our Common Stock is expected to be volatile, and the market price of the common stock may drop.
The market price of our Common Stock could be subject to significant fluctuations. Our common stock traded between $17.15 and $1.25 per share during the year ended December 31, 2021. Market prices for securities of early-stage telehealth, pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our Common Stock to fluctuate include:
•our ability to obtain state board of pharmacy licenses and regulatory approvals, and delays or failures to obtain and maintain such licenses approvals;
•failure of any of our products to achieve commercial success;
•the impact of the ongoing military conflict between Ukraine and Russia and its impact on the global and domestic economy;
•the impact of the COVID-19 pandemic and any other future pandemics on our business;
•our failure to maintain our existing third-party license and supply agreements;
•failure by us or our licensors to prosecute, maintain, or enforce our intellectual property rights;
•changes in laws or regulations applicable to us;
•any inability to obtain adequate supply of our products or the inability to do so at acceptable prices;
•adverse regulatory authority decisions;
•introduction of new products, services or technologies by our competitors;
•failure to meet or exceed financial and development projections we may provide to the public and the investment community;
•the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
•disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•additions or departures of key personnel;
•significant lawsuits, including patent or stockholder litigation;
•changes in the market valuations of similar companies;
•general market or macroeconomic conditions;
•trading volume of our common stock;
•announcements by commercial partners or competitors of new commercial products, significant contracts, commercial relationships or capital commitments;
•adverse publicity generally, including with respect to other products and potential products in such markets;

•the introduction of technological innovations that compete with our potential products;
•changes in the structure of health care payment systems;
•period-to-period fluctuations in our financial results;
•investors’ reactions to the prospects of our business; or
•changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates.
Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our Common Stock.
In the past, following periods of volatility in the market price of our securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.
Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock.
If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, such as the corporate governance requirements, the minimum closing bid price requirement, or the minimum stockholders’ equity requirement, Nasdaq may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock, impair our ability to raise additional funds, and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with Nasdaq’s listing requirements.
We will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies.
We will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as applicable securities laws and rules and regulations implemented by the SEC and Nasdaq. These rules and regulations are expected to increase our legal and financial compliance costs and to make some activities more time consuming and costly. For example, some members of our management team have not previously managed and operated a public company. These executive officers and other personnel will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. These rules and regulations also may make it difficult and expensive for us to obtain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers, which may adversely affect investor confidence in us and could cause our business or stock price to suffer.
Our certificate of incorporation and bylaws, Delaware law and/or our agreements with certain stockholders may impede the ability of our stockholders to make changes to our board of directors or impede a takeover.
Certain provisions of our certificate of incorporation and bylaws, as well as provisions of the Delaware General Corporation Law, or the DGCL, could make it difficult for stockholders to change the composition of the board of directors or discourage, delay, or prevent a merger, consolidation, or acquisitions that stockholders may otherwise consider favorable. These provisions include the authorization of the issuance of “blank check” preferred stock that could be issued by the board of directors, limitations on the ability of stockholders to call special meetings, and advance notice requirements for nomination for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings. As a Delaware corporation, we are subject to the provisions of Section 203 of the DGCL, which prohibits us, except under specified circumstances, from engaging in any mergers, significant sales of stock or assets, or business combinations with any stockholder or group of stockholders who own 15% or more of our common stock.
While these provisions will not make us immune from takeovers or changes in the composition of the board of directors, and are intended to protect our stockholders from, among other things, coercive or otherwise unfair tactics, these provisions could have the effect of making it difficult for stockholders to change the composition of the board of directors or discouraging, delaying, or preventing a merger, consolidation, or acquisitions that stockholders may otherwise consider favorable.
There are a number of additional business risks that could materially and adversely affect our businesses and financial results.
Many other factors could materially and adversely affect our businesses and financial results, including:

•our ability to establish effective advertising, marketing and promotional programs;
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
•adverse publicity and potential losses, liabilities and reputational harm stemming from any public incident, whether occurring online, in social media, in our stores or our other facilities, or elsewhere, involving us, our personnel or our brands, including any such public incident involving our customers, products, services, stores or other property, or those of any of our vendors or other parties with which we do business;
•negative publicity, even if unwarranted, related to safety or quality, human and workplace rights, or other issues damaging our brand image and corporate reputation, or that of any of our vendors or strategic allies; and
•technological innovation that changes delivery of healthcare resulting new modes of medication distribution.
The terms of our credit agreement require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
We entered into a senior secured term loan facility with Silicon Valley Bank, or SVB, on June 7, 2021, or the Loan Agreement, pursuant to which we borrowed $10.0 million in aggregate initial term loans, or the Initial Loans. We may borrow up to an additional $20.0 million in aggregate term loans (or, together with the Initial Loans, the Loans) on or before April 30, 2022, subject to no material adverse change or event of default (each as defined in the Loan Agreement) having occurred and continuing. The Loans are secured by substantially all of our assets, subject to certain exceptions. The Loan Agreement contains a number of restrictive covenants, and the terms may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions.
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
We do not expect to pay any cash dividends in the foreseeable future.
We expect to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock is expected to be our stockholders’ sole source of gain, if any, for the foreseeable future. In addition, the terms of the Loan Agreement restrict our ability to pay dividends to limited circumstances. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

An active trading market for our Common Stock may not develop and our stockholders may not be able to resell their shares of Common Stock for a profit, if at all.
Prior to our reverse merger with MYOS, there had been no public market for MedAvail’s common stock. An active trading market for our shares of Common Stock may never develop or be sustained. If an active market for our common stock does not develop or is not sustained, it may be difficult for our stockholders to sell their shares at an attractive price or at all.
Future sales of shares by existing stockholders could cause our stock price to decline.
If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale, the trading price of our common stock could decline. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that equity research analysts publish about us and our business. Equity research analysts may elect not to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. In the event we do have equity research analyst coverage, we will not have any control over the analysts, or the content and opinions included in their reports. The price of our common stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases covering us or fails to publish reports on us regularly, demand for our common stock could decrease, which in turn could cause our stock price or trading volume to decline.
If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.
We are subject to the reporting requirements of the Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act and the rules and regulations of Nasdaq and the SEC. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. As a private company, MedAvail has never been required to test our internal controls within a specified period or for an extended period of time. This will require that we incur substantial professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We may experience difficulty in meeting these reporting requirements in a timely manner.
We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our common stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.
If we fail to attract and retain management and other key personnel, we may be unable to continue to successfully develop or commercialize our products or otherwise implement our business plan.
Our ability to compete in the highly competitive healthcare industry depends on our ability to attract and retain highly qualified managerial, pharmacy technology, legal, sales and marketing and other personnel. We will be highly dependent on our management and pharmacy personnel. The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product pipeline or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among telehealth, biotechnology, pharmaceutical and other businesses competing for talent.

We have undergone recent changes to our senior management team and if we are unable to integrate new members of our senior management team, or if we lose the services of any of our senior management or other key personnel, our business, operating results, and financial condition could be adversely affected.
In January, 2022, as part of a succession plan, Ed Kilroy, our Chief Executive Officer resigned and the Board of Directors appointed Mark Doerr as our Chief Executive Officer. In June 2021, our former Chief Financial Officer resigned and Ramona Seabaugh was appointed our new Chief Financial Officer in September 2021. In addition, over the last twelve months, we have had several senior management changes including the hiring of Steven Hess as our Executive Vice President, General Manager, of SpotRx, and the resignation of our Chief Pharmacy Officer in September 2021. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure the timely and suitable replacement and a smooth transition could hinder our strategic planning, business execution and future performance. In particular, this or any future leadership transition may result in a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives, and has the potential to disrupt our operations and relationships with employees and customers due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity and increased turnover. We must successfully integrate our new leadership team members within our organization to achieve our operating objectives.
Our future success depends in large part on the continued service of senior management and other key personnel. In particular, we are highly dependent on the services of our senior management team, many of whom are critical to the development of our technology, platform, future vision, and strategic direction. We rely on our leadership team in the areas of operations, security, marketing, sales, support, and general and administrative functions, and on individual contributors on our research and development team. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives. If we lose the services of senior management or other key personnel, or if our senior management team cannot work together effectively, our business, operating results, and financial condition could be adversely affected.
We are a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to us will make our common stock less attractive to investors.
As a smaller reporting company, we may take advantage of reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements in our SEC filings. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of the reporting exemptions applicable to a smaller reporting company until we are no longer a smaller reporting company, which status would end once we have a public float greater than $250 million. In that event, however, we could still be a smaller reporting company if our annual revenues were below $100 million and we have a public float of less than $700 million.
COVID-19 Pandemic Related Risk Factors.
COVID-19 has and may continue to delay our deployment of MedCenters into third-party owned Medicare-focused healthcare clinics. COVID-19 can limit our access to the clinics where the SpotRx pharmacy is deployed and significantly impair our ability to acquire new customers. In addition, COVID-19 has impacted and will continue to impact our revenue growth. The potential impact of COVID-19 includes, but is not limited to, the following:
•fewer patients see their physicians and seek medical attention at clinics;
•some clinics have been closed and staffing at other clinics has been reduced affecting their ability to service their customers;
•we are dependent on our supply chain for purchasing medication. If demand spikes for certain medications it can impact our ability to acquire and resell the medication to serve our customers;
•we are dependent on a single contract manufacture, who assemble our MedCenter kiosks. Any disruption of their supply capability due to COVID-19 would impact our ability to deploy new sites as well as sell our solution to other new clients;
•we outsource the majority of our hardware maintenance to third parties who repair MedCenters with technical issues as well as install new MedCenters as required. Any disruption to their ability to supply services to us will impact both currently operating MedCenters as well as slow down deployment of new sites; and
•the focus of the healthcare system is on treating COVID-19 and as a result resources are concentrated there as opposed to on other matter.

The existence and persistence of COVID-19 and other pandemics may negatively impact our revenue and growth and may adversely affect the results of our operations in the future.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We currently lease approximately 16,460 square feet for our corporate headquarters, development and storage facility located in Ontario, under a lease agreement which will expire in November 2023. We also lease approximately 6,107 square feet for our corporate office in Phoenix, Arizona, under a lease agreement which will expire in March 2027. We believe that this facility is sufficient to meet our current and future near term needs and that additional space can be obtained on commercially reasonable terms as needed and in other locations as needed to support the business.
We additionally lease space for our pharmacies as follows:

Central Pharmacy Location	Usage	Square Feet	Lease Termination
Phoenix, Arizona	Phoenix Home Pharmacy	7,504	12/31/2026
Tucson, Arizona	Tucson Home Pharmacy	1,565	Month to month
Buena Park, California	Buena Park Home Pharmacy	2,700	11/30/2022
Laguna Hills, California	Laguna Hills Home Pharmacy	4,551	2/28/2025
San Fernando, California	San Fernando Home Pharmacy	985	1/31/2023
Southfield, Michigan	Southfield Home Pharmacy	3,038	9/30/2025
Orlando, Florida	Orlando Home Pharmacy	2,091	7/31/2026
Torrance, California	Torrance Home Pharmacy	2,004	8/31/2024
We additionally lease other facilities as follows:

Central Pharmacy Location	Usage	Square Feet	Lease Termination
Tucson, Arizona	Tucson Office Space	1,496	Month to month
Rosemont, Illinois	Not used, Sub-leased	4,308	3/30/2022
Schiller Park, Illinois	Field Service Location and M4 Storage	1,354	3/1/2023

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

	Dollars per Share
Year Ended December 31, 2021	High	Low
	$17.15	$1.25
Holders of Common Stock
As of March 24, 2022, we had approximately 69 record holders of the common stock, and the closing price per share of our common stock was $1.18. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this Item 5 regarding equity compensation plans is incorporated by reference from the information under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” that will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Recent Sales of Unregistered Securities
None.

Item 6. [Reserved]

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
Overview
Business Overview
We are a technology-enabled retail pharmacy technology and services company, we have developed and commercialized an innovative self-service pharmacy, mobile application, kiosk, and drive-thru solution. Through our full-stack pharmacy technology platform, and personal one-on-one service, we bring pharmacy-dispensing capability to the point of care, resulting in lower costs, higher patient satisfaction, improved medication adherence, and better health outcomes.
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
Traditional retail pharmacies are built around a physical store front. In order to dispense medication, these stores must have a pharmacist onsite for all hours of operation. Many pharmacies have reduced hours of operation based on customer purchasing patterns in order to contain labor cost, which results in further reduced consumer access. Furthermore, retail pharmacy wait times are typically 30 to 60 minutes or more, causing substantial delays for the consumer. During the COVID-19 pandemic, many people are looking to minimize the amount of physical contact that can lead to further disease contraction, especially for those most vulnerable, such as the elderly or those with compromised immune systems. Consequently, some patients are foregoing filling their prescribed medications, leading to declining health, increased healthcare costs and increased morbidity.
Outlook
Medicare insurance plans and healthcare providers are increasingly operating under an ‘at-risk’ model, with reimbursement based on health outcomes and not based on a traditional fee-for-service model. The at-risk model is driving Medicare to focus on providing an increasing number of services to their members which can positively impact the health outcomes of these members. Such services include:
•Free rides from patient’s home to doctor visits;
•Gymnasium memberships;

•In-home visits;
•Onsite vision and dental; and
•Onsite pharmacy services.
It is well documented that medication adherence has a leading impact on health outcomes. As a result, our strategy is to embed a pharmacy into clinics via our MedCenter technology. An onsite presence can allow us to:
•Provide first-fill and refill dispensing onsite for patients;
•Acquire new patients as customers;
•Integrate ourselves into the clinic processes and become part of the onsite care team;
•Offer next day courier delivery of medication to Medicare patients;
•Share real-time data with health care providers regarding patients that may be at risk of being non-adherent and therefore at-risk of lower health outcomes; and
•The Medicare market in the US is extremely large, is growing, and has the highest value patients in the industry. MedAvail’s addressable market size for its current initial target markets – six US States (AZ, CA, FL, IL, TX, and MI) exceeds $16 billion and is forecast to continue to grow. MedAvail added Texas and Michigan to its target state markets in 2020 based on demand from Medicare providers as well as due to changing pharmacy regulations with the states.
Our strategy for the Medicare market is as follows:
•Identify, screen and contract with the Medicare clinic chains to deploy MedCenters onsite;
•Deploy MedCenters and onsite Customer Account Managers or CAMs;
•Acquire and retain high value Medicare patients as customers;
•Deploy a high touch customer service model with patients via our onsite presence, home delivery, refill reminders and follow up calls while achieving high patient satisfaction;
•Ramp prescription volume and revenue to target levels at each clinic; and
•Generate greater medication adherence metrics, which may drive higher reimbursement rates to clinics from insurers and improve health outcomes for patients.
Our primary business model is to generate revenue on the sale of medication to high value Medicare patients through the SpotRx retail pharmacy business. Currently, SpotRx operates in Arizona, California, Florida, and Michigan. As of December 31, 2021, we have 81 MedCenter kiosks deployed in Medicare-focused sites throughout our operating geographies, 68 of which were actively generating revenue.
Components of Operating Results
Our fiscal year ends on December 31, and our fiscal quarters end on the last day of each third calendar month. The years ended December 31, 2021 and December 31, 2020 are referred to as 2021 and 2020.
We have never been profitable and we incurred operating losses in each year since inception. Net losses were $43.8 million and $26.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $192.1 million. Our operating losses resulted from expenses incurred for research and development programs, build out of retail pharmacy services operating footprint, and from general and administrative costs associated with operations.
We expect to incur significant additional expenses and operating losses for at least the next two years as we initiate and continue the technology development, deployment of MedCenter technology and add personnel necessary to operate as a public company with rapidly growing retail pharmacy operations in the United States. In addition, operating as a publicly traded company involved the hiring of additional financial and other personnel, upgrading financial information systems, and incurring costs associated with operating as a public company. We expect that operating losses will lessen and turn positive as we execute our growth strategies within our operating segments. If management accelerates deployment into new states, operating losses could increase in the near-term.

As of December 31, 2021, we had cash and cash equivalents of $19.7 million. We will continue to require additional capital to continue technology development and commercialization activities and build out our pharmacy operations with a growing customer base. Accordingly, in 2020 we pursued a sale of additional equity through the Private Placement funding, where we raised $83.9 million, with closing prior to the Merger closing. We expect to raise additional capital to continue funding operations. The amount and timing of future funding requirements will depend on many factors, including the pace and results of our growth strategy and capital market conditions. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop product candidates.
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
Results of Operations
Revenue – Retail Pharmacy and Hardware, and Service
Retail pharmacy and hardware revenue
Retail pharmacy revenue from the Retail Pharmacy Services segment are derived from sales of prescription medications and over-the-counter products to patients. Medications are sold and delivered by various methods including dispensing product directly from the MedCenter, patient pick up at MedAvail’s SpotRx pharmacy locations or home delivery of medications to patient residences. Hardware revenues from the Pharmacy Technology Segment are derived from either the sales or subscription of the MedCenter to customers.
Service revenue
Service revenue from the Pharmacy Technology Segment is derived from installation and support services.

Revenue

	Year Ended December 31,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Pharmacy and hardware revenue:	(in thousands)
Retail pharmacy revenue	$20,203	$7,728	$12,475	161%
Hardware	470	2,401	(1,931)	(80)%
Subscription revenue	446	467	(21)	(4)%
Total pharmacy and hardware revenue	21,119	10,596	10,523	99%
Service revenue:
Professional services and other	551	47	504	1072%
Software integration	—	3,168	(3,168)	(100)%
Software	259	44	215	489%
Maintenance and support	161	58	103	178%
Installation	39	55	(16)	(29)%
Total service revenue	1,010	3,372	(2,362)	(70)%
Total revenue	$22,129	$13,968	$8,161	58%
During the year ended December 31, 2021, pharmacy and hardware revenue increased $10.5 million to $21.1 million compared to the same period in 2020. The increase was due to volume growth in prescription revenue at existing sites in Arizona and California, as well as growth from newly launched sites in Florida and Michigan throughout 2021. During the third quarter 2020, MedAvail and a significant customer agreed that we had no further obligation to the customer related to a commercial contract. This revenue is non-recurring and was recorded as $1.5 million of hardware revenue and $3.2 million of software integration revenue for contract obligations that were in progress but not completed.
During the year ended December 31, 2021, service revenue decreased $2.4 million to $1.0 million compared to the same period in 2020. The decrease was primarily due to the aforementioned commercial agreement.
Cost of products sold and services
Pharmacy and hardware cost of products sold
Cost of products sold consists primarily of prescription medications, and other over-the-counter health products; and costs associated with MedCenters sold to third-party customers.
Service costs
Service costs consists primarily of costs incurred to install and maintain MedCenters at third-party customer locations.

Costs of Products and Services

	Year Ended December 31,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Retail pharmacy and hardware cost of products sold:	(in thousands)
Prescription drugs	$18,519	$7,260	$11,259	155%
Shipping	1,512	484	1,028	212%
Hardware	1,116	655	461	70%
Depreciation	159	194	(35)	(18)%
Total retail pharmacy and hardware cost of products sold	21,306	8,593	12,713	148%
Service costs:
Professional services	335	59	276	468%
Maintenance and support services	149	119	30	25%
Installation services	22	34	(12)	(35)%
Total service costs	506	212	294	139%
Total cost of products sold and services:	$21,812	$8,805	$13,007	148%
During the year ended December 31, 2021, retail pharmacy and hardware cost of products sold increased $12.7 million to $21.3 million compared to the same period in 2020. The increase was primarily due to costs associated with volume growth in prescription revenue at existing sites in Arizona and California and additional sites launched in 2021 in Florida and Michigan. Shipping costs, related to our home delivery service via third-party courier, increased $1.0 million compared to the same period in 2020. This increase is due to increased utilization of the service from increased sales volume and higher telehealth clinic visits caused by the COVID-19 pandemic.
During the year ended December 31, 2021, service costs increased $0.3 million to $0.5 million compared to the same period in 2020. Service costs were reasonably consistent with prior period.
Pharmacy Operations
Pharmacy operations consist of costs incurred to operate retail pharmacies and our call center. Wages and salaries consist of compensation costs incurred for all pharmacy operations related employees and contractors including bonuses, health plans, severance, and contractor costs. Facility expenses consist of rent and utilities directly associated with our pharmacy operations.
Other pharmacy operations expenses consist of supply costs, and other costs.
Depreciation of property, plant and equipment includes depreciation on MedCenters, IT equipment, leasehold improvements, general plant and equipment, software, office furniture and equipment and vehicles. Amortization of intangible assets consists of amortization of mobile applications and software.

	Year Ended December 31,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Pharmacy operations expenses:	(in thousands)
Wages and salaries	$9,844	$4,486	$5,358	119%
Depreciation of property, plant and equipment	826	655	171	26%
Rent and utilities	558	275	283	103%
Repairs and maintenance	316	97	219	226%
Amortization of intangible assets	578	21	557	2652%
Other pharmacy operations expenses	1,374	612	762	125%
Total pharmacy operations expenses	$13,496	$6,146	$7,350	120%
During the year ended December 31, 2021, pharmacy operations operating expenses increased $7.4 million to $13.5 million compared to the same period in 2020. This increase was primarily due to a full year of operations at the five central pharmacies opened in 2020, and the opening of two additional central pharmacies in 2021, including one in California and one in Florida. Additionally, as volume growth continued to ramp at existing pharmacy locations, additional pharmacy personnel and supplies were added throughout 2021, resulting in increased operating costs.

General and Administrative
General and administrative expenses consist of personnel costs, facility expenses and expenses for outside professional services, including legal, audit and accounting services. Personnel costs consist of salaries, benefits and share-based compensation. Facility expenses consist of rent and other related costs specific to our corporate and technology activities. Corporate insurance, office supplies and technology expenses are also captured within general and administrative expenses. We incurred and expect to incur additional expenses as a result of being a public company, including expenses related to compliance with the rules and regulations of the SEC, Nasdaq, additional insurance, investor relations and other administrative expenses and professional services.
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

	Year Ended December 31,		2021 vs. 2020
	2021	2020	Amount Change	% Change
General and administrative expenses:	(in thousands)
Wages and salaries	$10,980	$9,682	$1,298	13%
Professional services	3,457	2,001	1,456	73%
Insurance	1,780	503	1,277	254%
Rent and utilities	1,338	1,242	96	8%
Share-based compensation	1,205	380	825	217%
Software licenses and support	1,179	419	760	181%
Travel and other employee expenses	736	359	377	105%
Office and IT supplies	393	441	(48)	(11)%
Depreciation of property, plant and equipment	188	167	21	13%
Other general and administrative expenses	1,021	669	352	53%
Total general and administrative expenses	$22,277	$15,863	$6,414	40%
During the year ended December 31, 2021, general and administrative costs increased approximately $6.4 million to $22.3 million compared to the same period in 2020. This increase was primarily due to hiring of additional administrative staff as well as other investments necessary for our growth and becoming a public company including director and officer insurance, advisory fees, legal fees, and enhancing our data infrastructure capabilities.
Selling and Marketing
Selling and marketing expenses consist of personnel costs, marketing and advertising costs, and marketing related expenses for outside professional services. Wages and salaries consist of compensation costs incurred for all selling and marketing employees including our in clinic customer account managers, and contractors including bonuses, health plans, and severance.

	Year Ended December 31,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Selling and marketing expenses:	(in thousands)
Wages and salaries	$6,238	$2,725	$3,513	129%
Marketing	523	360	163	45%
Travel and other employee expenses	403	152	251	165%
Other selling and marketing expenses	40	46	(6)	(13)%
Total selling and marketing expenses	$7,204	$3,283	$3,921	119%
During the year ended December 31, 2021, selling and marketing costs increased approximately $3.9 million to $7.2 million compared to the same period in 2020. This increase was primarily due to additional customer account managers supporting deployment of our new and existing MedCenters, and marketing efforts.

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

	Year Ended December 31,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Research and development expenses:	(in thousands)
Wages and salaries	$664	$527	$137	26%
Other expenses	185	155	30	19%
Total research and development expenses	$849	$682	$167	24%
During the year ended December 31, 2021, research and development costs increased approximately $0.2 million, which is reasonably consistent with 2020.
Merger expenses
Merger expenses consist of professional service fees associated with the preparation for the Merger transaction, including legal, audit and other compliance related services. Merger expenses consisting of legal, accounting, consulting, filing fees and other costs related to preparing agreements, preparing and reviewing filings, public company compliant audits of current and prior years, and various management and technical expertise required to affect the transaction and be ready to conduct public company reporting.
No such merger expenses were incurred during the year ended December 31, 2021.
Other gain (loss)
During the year ended December 31, 2021, other gain (loss) primarily consisted of $0.2 million gain from PPP loan forgiveness. During the year ended December 31, 2020 other gain (loss) consisted of $0.2 million gain from PPP loan forgiveness, and $0.1 million other gain, as offset by other expense of $0.4 million.
Interest income and expense
During 2021 interest expense primarily consists of accrued interest on outstanding debt that is payable monthly. During 2020 interest expense primarily consists of accrued interest on outstanding debt that was payable upon maturity.

	Year Ended December 31,		2021 vs. 2020
	2021	2020	Amount Change	% Change
Interest income:	(in thousands)
Interest income	79	43	$36	84%
Total interest income	$79	$43	$36	84%
Interest expense:
Interest expense	(589)	(1,241)	652	53%
Total interest expense	$(589)	$(1,241)	$652	(53)%
During the year ended December 31, 2021, interest expense decreased compared to the same period in 2020 due to settling the outstanding convertible promissory note and note offering in November 2020, and then entering into a term loan in June 2021. For more detail on outstanding debt and associated maturities, see Note 13 to our Annual Financial Statements presented elsewhere in this Annual Report on Form 10-K.
Income Tax
The Company’s effective tax rate during the years ended December 31, 2021 and 2020 was 0%, as the Company continues to believe its deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance remains recorded against net deferred taxes as of December 31, 2021 and 2020.

Net Loss and Diluted Earnings per Share

	Year Ended December 31,
	2021	2020
	(in thousands)
Net loss - basic and diluted	$(43,815)	$(26,810)
Weighted average shares - basic and diluted	32,656,325	5,722,095
Net loss per share - basic and diluted	$(1.34)	$(4.69)
During the years ended December 31, 2021 and 2020, there was no potential dilution from stock options or other warrants due to our net loss position. Weighted average shares for historical periods have been adjusted for the effect of the 1.26 for 1 split on November 17, 2020 as part of the Merger.
For the years ended December 31, 2021 and 2020, there were a weighted average of 2.8 million and 2.6 million option awards outstanding that were not included in the diluted shares calculation because their inclusion would have been antidilutive.

Liquidity and Capital Resources
Sources of Liquidity
Since inception through December 31, 2021, our operations have been financed primarily by net cash proceeds from the sale of stock from private placements, the sale of redeemable preferred stock and debt. As of December 31, 2021, we had $19.7 million in cash and cash equivalents and an accumulated deficit of $192.1 million. We added to our liquidity resources in 2021 through a senior secured term loan facility with Silicon Valley Bank or the Loan Agreement, pursuant to which we have borrowed $10.0 million in aggregate initial term loans and under which we may borrow up to an additional $20.0 million in aggregate term loans on or before April 30, 2022, subject to no material adverse change or event of default (each as defined in the Loan Agreement) having occurred and continuing. Management is also exploring additional sources of financing, the success of which is dependent on market conditions. Management has concluded that the aforementioned conditions, including the ongoing uncertainty related to the negative impacts of the COVID-19 pandemic and the uncertainties related to the conflict in Ukraine resulting from the military actions of Russia, including on the global economy and our supply chain, raise substantial doubt about our ability to continue as a going concern within 12 months from the date of issuance of the financial statements. Our plans to address this uncertainty include raising additional funding, as necessary, through public or private equity or debt financings. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity securities to raise additional funds, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates. Our management actively evaluates matters of liquidity and growth capital needs, including evaluating debt and equity as sources of growth capital with a focus on lower overall weighted average cost of capital and favorable financing terms. Our primary uses of liquidity are operating activities, capital expenditures, and lease payments.
Cash Flows
The following table summarizes our cash flows:

	Year Ended December 31,		2021 vs. 2020
	2021	2020	Amount Change	% Change
	(in thousands)
Cash used in operating activities	$(42,519)	$(28,634)	$(13,885)	48%
Cash used in investing activities	(3,314)	(817)	(2,497)	306%
Cash provided by financing activities	7,926	78,598	(70,672)	(90)%
Net decrease in cash	$(37,907)	$49,147	$(87,054)	(177)%
Operating Activities
During the year ended December 31, 2021, cash used in operating activities increased $13.9 million to $42.5 million compared to the same period in 2020. The increase was primarily due to an increase in operating expenses from wages and salaries and costs attributable to the growth of our retail pharmacy operations in Arizona, California, and Michigan and launch in Florida.

Investing Activities
During the year ended December 31, 2021, cash used in investing activities increased $2.5 million to $3.3 million compared to the same period in 2020. The increase was primarily due to an increase in investment in property, plant and equipment and intangible assets related to expansion of pharmacy services operations in Arizona, California, and Michigan and launch in Florida.
Financing Activities
During the year ended December 31, 2021, cash provided by financing activities decreased $70.7 million to $7.9 million compared to the same period in 2020. The decrease was primarily due to issuance of common stock in 2020 associated with the private placement of approximately $83.9 million, with no similar activity in 2021, as well as proceeds from debt arrangements of $13.0 million, which was partially offset by issuing a $10.0 million term loan in 2021.
Capital Resources
On June 7, 2021, we entered into the Loan Agreement, with Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P., pursuant to which we borrowed $10.0 million in aggregate initial term loans, or the Initial Loans. We may borrow up to an additional $20.0 million in aggregate term loans (or, together with the Initial Loans, the Loans) on or before April 30, 2022, subject to no material adverse change or event of default (each as defined in the Loan Agreement) having occurred and continuing. The Loans mature on April 1, 2026. Principal repayment will commence on May 1, 2024 in equal monthly installments of the outstanding Loan balance through the maturity date.
Contractual Obligations
The following table summarizes certain estimated future cash requirements under our various contractual obligations at December 31, 2021, in total and disaggregated into current and long-term obligations (in thousands):

Contractual obligations	Total	Current	Long term
Lease liabilities	$2,709	$682	$2,027
Long-term debt	9,538	—	9,538
Total contractual obligations	$12,247	$682	$11,565
Impact of Inflation
We continuously monitor the effects of inflationary factors, such as increases in cost of products sold and selling and operating expenses, which may adversely affect our results of operations. Specifically, we may experience inflationary pressure affecting the cost of the components for our MedCenter kiosks, the price of prescription drugs sold by our SpotRx pharmacy operations, and in the wages paid to our employees due to challenging labor market conditions. Competitive and regulatory conditions may restrict our ability to fully recover these costs through price increases. As a result, it may be difficult to fully offset the impact of persistent inflation. Our inability or failure to do so could have a material adverse effect on our business, financial condition and results of operations or cause us to need to obtain additional capital in future earlier than anticipated
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements and, therefore, we consider these to be our critical accounting estimates. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Please refer to Note 4 in our consolidated financial statements included in Item 8 in this Annual Report on Form 10-K for information about these significant accounting policies, as well as a description of our other significant accounting policies.
Revenue Recognition
Pharmacy Services Segment
Revenue from the sale of pharmaceutical products is recorded net of variable consideration which includes an estimate of direct and indirect remuneration or DIR fees associated with prescription drugs dispensed. DIR fees are calculated by pharmacy benefit managers or PBMs after the sale is completed. The DIR fees under these arrangements are accounted for as variable consideration, estimated at the time of sale using the most likely amount method, and recognized as a reduction in revenue. The DIR fees reserve for such variable consideration included within accounts receivable amounted to $0.7 million and $0.2 million as of December 31, 2021 and 2020, respectively. Management determines the estimated DIR fees based on historical trends adjusted for product mix and PBM mix.
Pharmacy Technology Segment
MedPlatform sales agreements generally contain an agreement to provide a MedCenter prescription dispensing kiosk, and often include software, hardware and maintenance services which are necessary for the operation of the MedCenter, and can only be provided by us. To the extent an agreement includes multiple promised goods or services, we must apply judgment to determine whether the customer can benefit from the goods or services either on their own (distinct) or together with other resources that are readily available to the customer. If these criteria are not met, the promised services are accounted for as a single performance obligation.
The transaction price is determined based on the consideration that we will be entitled to in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price, generally utilizing the expected value method. During 2021 and 2020, none of our contracts included variable consideration. Determining the transaction price requires judgment. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price or SSP basis. We determine each SSP based on our history of selling such performance obligations as standalone goods or services. When no observable evidence exists, we estimate SSP using cost plus method. In cases where the cost plus method is used, we utilize all observable data points including, market and industry data points and our pricing practices to help establish the gross margin.
Right-of-Use Assets and Lease Liabilities
We determine if an arrangement contains a lease at the inception of a contract. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date of the lease, renewal date of the lease or significant remodeling of the lease space based on the present value of the remaining future minimum lease payments. As the interest rate implicit in our leases is not readily determinable, we utilize our incremental borrowing rate, determined by class of underlying asset, to discount the lease payments. The operating lease right-of-use assets also include lease payments made before commencement and are reduced by lease incentives. We evaluate the recoverability of our right-of-use assets as described in “Long-Lived Asset Impairment” below.
The Company’s real estate leases typically contain options that permit renewals for additional periods of up to five years each. For real estate leases, the options to extend are not considered reasonably certain at lease commencement because we reevaluate each lease on a regular basis to consider the economic and strategic incentives of exercising the renewal options and may regularly change locations to align with our operating strategy. Generally, the renewal option periods are not included within the lease term and the associated payments are not included in the measurement of the right-of-use asset and lease liability. Similarly, renewal options are not included in the lease term for non-real estate leases because they are not considered reasonably certain of being exercised at lease commencement. Leases with an initial term of 12 months or less are not recorded on the balance sheets, and lease expense is recognized on a straight-line basis over the term of the short-term lease.
For real estate leases, we account for lease components and nonlease components as a single lease component. Certain real estate leases require additional payments for reimbursement of real estate taxes, common area maintenance and insurance, which are expensed as incurred as variable lease costs.
Long-Lived Asset Impairment
We evaluate the recoverability of long-lived assets, whenever events or changes in circumstances indicate that the carrying value of such an asset may not be recoverable. We group and evaluate these long-lived assets for impairment at the lowest level at which individual cash flows can be identified. If indicators of impairment are present, we first compare the carrying amount of the asset group to the estimated future cash flows associated with the asset group (undiscounted). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset group, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset group to the asset group’s estimated future cash flows (discounted). If required, an impairment loss is recorded for the portion of the asset group’s carrying value that exceeds the asset group’s estimated future cash flows (discounted).
The long-lived asset impairment loss calculation contains uncertainty since management must use judgment to estimate each asset group’s future revenue, profitability and cash flows. When preparing these estimates, we consider historical results and current operating trends and consolidated revenue, profitability and cash flow results and forecasts. These estimates can be affected by a number of factors including general economic and regulatory conditions, efforts of third party organizations to reduce their prescription drug costs and/or increased member co-payments, the continued efforts of competitors to gain market share and consumer spending patterns.

New Accounting Pronouncements
See Note 5, Recent accounting pronouncements included in Item 8 of this 10-K for a description of new accounting pronouncements applicable to the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

MEDAVAIL HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of MedAvail Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MedAvail Holdings, Inc. and its subsidiaries (together, the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit) and cash flows for the years then ended, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Substantial Doubt About the Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor are we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

Revenue Recognition – Allocation of transaction price to multiple performance obligations in MedPlatform Systems contracts
As described in Notes 4 and 20 to the consolidated financial statements, the Company’s contracts with customers for the sale of MedPlatform Systems, which represent a significant portion of Pharmacy Technology revenue in the amount of $1.9 million for the year ended December 31, 2021, often include promises to transfer multiple products and services. Contracts that include multiple promised goods or services require management to apply judgment to determine whether the customer can benefit from the goods or services either on their own or together with other resources that are readily available to the customer and if the promise to transfer the goods or services to the customer is separately identifiable from other promises in the contract. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (SSP) basis. Management determines each SSP based on past history of selling such performance obligations as standalone goods or services. When no observable evidence exists, management estimates SSP for performance obligations using the cost plus method. In cases where the cost plus method is used, management utilizes observable data points including market and industry data points and the Company’s pricing practices to establish the gross margins.
The principal considerations for our determination that performing procedures relating to the revenue recognition – allocation of transaction price to multiple performance obligations in MedPlatform Systems contracts is a critical audit matter are the judgment by management when estimating the SSPs for the performance obligations and allocating the transaction price on a relative SSP basis to those individual performance obligations. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to management’s estimates of SSP and the allocation of transaction price to the individual performance obligations.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing management’s process for estimating the SSPs, which involved: (i) evaluating the appropriateness of the methods used by management in establishing the SSPs; (ii) assessing the reasonableness of the gross margins developed by management for a sample of contracts by considering consistency with external industry data; and (iii) testing the source data utilized in management’s estimate of the SSPs for a sample of contracts. These procedures also included testing the relative allocation of transaction price to individual performance obligations for a sample of contracts.
/s/PricewaterhouseCoopers LLP
Chartered Professional Accountants, Licensed Public Accountants
Oakville, Canada
March 29, 2022
We have served as the Company's auditor since 2012.

MEDAVAIL HOLDINGS, INC.
Consolidated Balance Sheets
(in thousands, except share and per-share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$19,689	$57,936
Restricted cash	400	60
Accounts receivable (net of allowance for doubtful accounts of $66 thousand for 2021 and $40 thousand for 2020)	1,189	1,520
Inventories	3,916	2,817
Prepaid expenses and other current assets	2,191	1,534
Total current assets	27,385	63,867
Property, plant and equipment, net	5,692	3,795
Intangible assets, net	2,300	227
Right-of-use assets	2,538	1,239
Other assets	228	203
Total assets	$38,143	$69,331
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$6,740	$4,512
Short-term debt	—	2,161
Deferred revenue	83	275
Current portion of lease obligations	682	665
Total current liabilities	7,505	7,613
Long-term debt	9,538	—
Long-term portion of lease obligations	2,027	651
Total liabilities	19,070	8,264
Commitments and contingencies (Note 18)
Stockholders' equity (deficit):
Common shares ($0.001 par value, 100,000,000 shares authorized, 32,902,048 and 31,816,020 shares issued and outstanding at December 31, 2021 and 2020, respectively)	33	32
Warrants	1,373	2,614
Additional paid-in-capital	216,685	213,624
Accumulated other comprehensive loss	(6,928)	(6,928)
Accumulated deficit	(192,090)	(148,275)
Total shareholders’ equity	19,073	61,067
Total liabilities and shareholders’ equity	$38,143	$69,331
The accompanying notes are an integral part of these consolidated financial statements.
Going concern (Note 2).

MEDAVAIL HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per-share amounts)

	Year Ended December 31,
	2021	2020
Revenue:
Pharmacy and hardware revenue	$21,119	$10,596
Service revenue	1,010	3,372
Total revenue	22,129	13,968
Cost of products sold and services:
Pharmacy and hardware cost of products sold	21,306	8,593
Service costs	506	212
Total cost of products sold and services	21,812	8,805
Operating expense:
Pharmacy operations	13,496	6,146
General and administrative	22,277	15,863
Selling and marketing	7,204	3,283
Research and development	849	682
Merger expenses	—	4,691
Total operating expense	43,826	30,665
Operating loss	(43,509)	(25,502)
Other income (loss), net	206	(110)
Interest income	79	43
Interest expense	(589)	(1,241)
Loss before income taxes	(43,813)	(26,810)
Income tax expense	(2)	—
Net loss	$(43,815)	$(26,810)
Other comprehensive income (loss):
Foreign currency translation adjustment	$—	22
Total comprehensive loss	$(43,815)	$(26,788)
Net loss per share - basic and diluted	$(1.34)	$(4.69)
Weighted average shares outstanding - basic and diluted	32,656,325	5,722,095
The accompanying notes are an integral part of these consolidated financial statements.

MEDAVAIL HOLDINGS, INC.
Consolidated Statements of Shareholders' Equity (Deficit)
(in thousands, except shares)

	Common Shares		Preferred Shares (1)		Treasury Stock	Warrants	Additional Paid-in-Capital	Accumulated Equity (Deficit)	Accumulated Other Comprehensive Loss	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares
Balance at December 31, 2019	1,504,251	$8	10,500,440	$93,484	—	$698	$30,829	$(121,230)	$(6,950)	$(3,161)
Net loss	—	—	—	—	—	—	—	(26,810)	—	(26,810)
Shares issued in transaction	12,336,913	12	—	—	—	—	83,890	—	—	83,902
Issuance of preferred shares	—	—	102,777	788	—	—	—	—	—	788
Conversion of debt	1,924,995	2	—	—	—	—	13,088	—	—	13,090
Conversion of preferred shares	14,866,151	15	(10,603,217)	(94,272)	—	—	94,257	—	—	—
Issuance of common shares in connection with merger	1,015,983	1	—	—	—	—	(1)	—	—	—
Exercise of warrants	7,635	—	—	—	—	12	—	—	—	12
Shares issued for options exercises	160,092	—	—	—	—	—	313	—	—	313
Share-based compensation	—	—	—	—	—	—	380	—	—	380
Purchase of treasury stock	(67,188)	—	—	—	67,188	—	—	(892)	—	(892)
Issuance of treasury stock for options exercise	67,188	—	—	—	(67,188)	—	—	657	—	657
Warrants issued	—	—	—	—	—	1,904	(465)	—	—	1,439
Stock offering expense	—	—	—	—	—	—	(3,658)	—	—	(3,658)
Cumulative translation adjustment	—	—	—	—	—	—		—	22	22
Consideration paid in merger	—	—	—	—	—	—	(5,000)	—	—	(5,000)
Adjustments related to merger	—	(6)	—	—	—	—	(9)	—	—	(15)
Balance at December 31, 2020	31,816,020	$32	—	$—	—	$2,614	$213,624	$(148,275)	$(6,928)	$61,067
Net loss	—	—	—	—	—	—		(43,815)	—	(43,815)
Exercise of warrants	794,804	1	—	—	—	(1,241)	1,391	—	—	151
Shares issued for options exercises	248,485	—	—	—	—	—	393	—	—	393
Share-based compensation	—	—	—	—	—	—	1,205	—	—	1,205
ESPP	42,739	—	—	—	—	—	72	—	—	72
Balance at December 31, 2021	32,902,048	$33	—	$—	—	$1,373	$216,685	$(192,090)	$(6,928)	$19,073
(1) $0.001 par value, 10,000,000 shares authorized at December 31, 2021 and 2020.
The accompanying notes are an integral part of these consolidated financial statements.

MEDAVAIL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(43,815)	$(26,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant, and equipment	1,174	1,016
Amortization of intangible and leased assets	1,403	789
Bad debt and other non-cash receivables adjustments	83	242
Term loan discount amortization and interest accretion on debt	162	1,455
Unrealized foreign currency loss	—	21
Share-based compensation expense	1,205	380
Provisions for inventory	626	219
PPP loan forgiveness gain	(161)	—
Changes in operating assets and liabilities:
Change in accounts receivable	248	(1,346)
Change in inventory	(3,542)	36
Change in prepaid expenses and other assets	(657)	(1,418)
Change in accounts payable, accrued expenses, and other liabilities	1,603	1,892
Change in deferred revenue	(192)	(4,529)
Change in operating lease liability due to cash payments	(656)	(581)
Net cash used in operating activities	(42,519)	(28,634)
Cash flows from investing activities:
Purchase of property, plant and equipment	(841)	(662)
Purchase of intangible assets	(2,448)	(155)
Payment of security deposits	(25)	—
Net cash used in investing activities	(3,314)	(817)
Net cash flows from financing activities:
Issuance of common shares in private placement	—	83,900
Issuance of preferred shares	—	788
Issuance of common shares	—	50
Issuance of common shares upon exercise of options and warrants	616	275
Issuance of warrants	—	481
Proceeds from debt	10,000	12,994
Payment of debt issuance costs	(624)	—
Repayment of debt	(2,000)	(14,134)
Payments on financing lease obligations	(66)	—
Cash paid for offering expenses	—	(3,658)
Cash consideration in conjunction with Merger	—	(2,000)
Other financing activities	—	(98)
Net cash provided by financing activities	7,926	78,598
Net (decrease) increase in cash, cash equivalents, and restricted cash	(37,907)	49,147
Cash, cash equivalents, and restricted cash at beginning of period	57,996	8,849
Cash, cash equivalents, and restricted cash at end of period	$20,089	$57,996
The accompanying notes are an integral part of these consolidated financial statements.

MEDAVAIL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020
Supplemental noncash investing and financing activities:
Conversion of debt into common shares	$—	$13,088
Conversion of preferred shares into common shares	$—	$94,257
Note issued as consideration in conjunction with Merger	$—	$3,000
Purchase of treasury stock	$—	$233
Inventory transferred to property, plant and equipment	$1,817	$1,520
Property, plant and equipment transferred to intangible assets	$42	$—
Purchases of intangible assets in accounts payable	$241	$72
Purchases of property, plant and equipment in accounts payable	$455	$—
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$2,179	$737
Finance leases	$97	$168
The accompanying notes are an integral part of these consolidated financial statements.

MEDAVAIL HOLDINGS, INC.
Notes to Consolidated Financial Statements
NOTE 1 - NATURE OF OPERATIONS
MedAvail Holdings, Inc., or MedAvail, or the Company, a Delaware corporation formerly known as MYOS RENS Technology, is a pharmacy technology and services company that has developed and commercialized an innovative self-service pharmacy, mobile application, kiosk and drive-thru solution. The Company’s principal technology and product is the MedCenter, a pharmacist controlled, customer-interactive, prescription dispensing system akin to a “pharmacy in a box” or prescription-dispensing ATM. The MedCenter facilitates live pharmacist counseling via two-way audio-video communication with the ability to dispense prescription medicines under pharmacist control. The Company also operates SpotRx, or the Pharmacy, a full-service retail pharmacy utilizing the Company’s automated pharmacy technology.
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
Accounting For Merger
The Merger was treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of MYOS’s operations were disposed of immediately following the consummation of the Merger as a stock dividend to former MYOS shareholders. In connection with the Merger, MAI paid cash of $2.0 million and issued a $3.0 million promissory note, of which, the first payment of $1.0 million was made at closing, to MYOS, Inc, and the remaining payments were made during 2021. The assets and liabilities and the historical operations that are reflected in these consolidated financial statements are those of MAI as if MAI had always been the reporting company. All reference to MedAvail Holdings, Inc. shares of common stock, warrants and options have been presented on a Post-Merger, post-reverse split basis. Equity is also that of MAI, with an adjustment for the fair value of the accounting acquiree, which, due to the disposal of the historical assets and liabilities, consists only of the cash and promissory note issued to MYOS Corp.
Expenses related to the Merger were expensed as incurred. Certain expenses were incurred in conjunction with the private placement stock offering, and such expenses were recorded as a cost of issuing equity and reported in additional paid-in-capital.

NOTE 2 - GOING CONCERN
The consolidated financial statements for the years ended December 31, 2021 and 2020 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets.
Relevant accounting standards require that management make a determination as to whether or not substantial doubt exists as to the Company’s ability to continue as a going concern. If substantial doubt does exist management should determine if there are plans in place which alleviate that doubt. Since inception through December 31, 2021, the Company continually incurred losses from its operations which have been financed primarily by net cash proceeds from the sale of stock from private placements, the sale of redeemable preferred stock and debt. As of December 31, 2021, the Company had $19.7 million in cash and cash equivalents and an accumulated deficit of $192.1 million. Furthermore, net cash used in operating activities for the years ended December 31, 2021 and 2020 was $42.5 million and $28.6 million, respectively. Due to the Company’s significant and ongoing cash requirements to fund its operations, management determined that there is substantial doubt as to the Company’s ability to continue as a going concern. The Company added to its liquidity resources in 2021 through a senior secured term loan facility with Silicon Valley Bank as described in Note 13, pursuant to which we borrowed $10.0 million in aggregate initial term loans and under which the Company may borrow up to an additional $20.0 million in aggregate term loans on or before April 30, 2022. In addition, the Company plans to raise additional funding through public or private equity or debt financings. There can be no assurance that the steps management is taking will be successful. If the Company is unable to raise additional capital in sufficient amounts or on terms acceptable to it, the Company may have to significantly reduce its operations or delay, scale back or discontinue its development and expansion plans. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ultimate success will largely depend on its continued development and deployment of its MedCenter kiosks and SpotRx pharmacy operations and its ability to raise significant additional funding.

NOTE 3 - BASIS OF PRESENTATION
Basis of Presentation
The consolidated financial statements include the accounts of all subsidiaries of the Company with intercompany transactions and balances eliminated on consolidation. All of the Company’s subsidiaries are wholly owned. These consolidated financial statements have been prepared by management in accordance with United States generally accepted accounting principles (“U.S. GAAP”) on a basis consistent for all periods presented.
The preparation of financial statements in accordance with US GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss accruals, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization and in-process research and development intangible assets, impairment of long-lived assets; and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed to be necessary.
Risks and Uncertainties relating to COVID-19
The Company bases its estimates on the information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances including estimates of the impact of COVID-19. The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors, including but not limited to, the severity and duration of COVID-19, the extent to which it will impact our clinic customers, employees, suppliers, vendors, and business partners. The Company assessed certain accounting matters that require consideration of estimates and assumptions in context with the information reasonably available to the Company and known and unknown impacts of COVID-19 as of December 31, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the recoverability of the Company’s, PPE and intangible assets, net realizable value of inventory, and recoverability of right-of-use operating lease assets. As of the date of issuance of the financial statements, the Company is not aware of any additional events or circumstances which would require it to update its estimates, judgments, or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and such changes will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from these estimates and any such differences may be material to the Company’s financial statements.
Fiscal years ended December 31, 2021 and December 31, 2020, respectively, may be referred to as 2021 and 2020.

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
Principles of consolidation
The consolidated financial statements include the accounts of all entities controlled by MedAvail Holdings, Inc., which are referred to as subsidiaries. MedAvail Technologies Inc., MedAvail Technologies (US) Inc., MedAvail Pharmacy Inc., and MedAvail, Inc. are all subsidiaries of the Company. The Company has no interests in variable interest entities of which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated.
Stock split
As part of the Merger transaction and as discussed in Note 19 below, the Company recorded a 1.26 for 1 split for its common shares. All share and per share amounts have been recalculated and presented to reflect the split.
Reclassifications
During the year, management reclassified certain operating expenses to reflect the costs attributable to pharmacy operations. Specifically, certain costs were reclassified from general and administrative expenses, to pharmacy operations expenses and selling and marketing expenses. This reclassification had no impact on the operating loss subtotal within the consolidated statements of operations and comprehensive loss. The effect of the reclassifications within the consolidated statement of operations and comprehensive loss for 2020 is as follows (in thousands):

	Year Ended December 31, 2020
	Current presentation	As previously reported	Change
Pharmacy operations	$6,146	$5,687	$459
General and administrative	15,863	16,562	(699)
Selling and marketing	3,283	3,043	240
	$25,292	$25,292	$—

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
The Company classifies all highly liquid instruments with an original maturity of three months or less as cash equivalents. The Company’s cash and cash equivalents generally include funds held in checking and savings accounts at large American and Canadian financial institutions and denominated in U.S. Dollars and Canadian Dollars.
Restricted Cash
The Company considers cash to be restricted when withdrawal or general use is legally restricted. During 2020 the Company maintained a balance with the issuer of certain purchasing cards as a guarantee for those cards. During the year ended December 31, 2021, MedAvail recovered the prior $0.06 million restricted cash balance that was held as a guarantee for certain purchasing cards. During the same period, pursuant to a Loan and Security Agreement with Silicone Valley Bank (See Note 13), MedAvail issued letters of credit to secure certain operating leases, and MedAvail is required to maintain a $0.40 million balance with the bank to secure the outstanding letters of credit. Due to the nature of the deposits, the balances were classified as restricted cash. Restricted cash was included in the balance for cash presented in the statements of cash flows.
Accounts Receivable
Accounts receivable are primarily comprised of trade receivables presented net of allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of amounts owed by customers. The allowance consists of known specific troubled accounts as well as an amount based on overall estimated potential uncollectible accounts receivable based on historical experience. At December 31, 2021 and 2020, the allowance for doubtful accounts had a balance of $0.1 million and $0.0 million, respectively.

At December 31, 2020, the balances due from employees were $0.3 million, which were included in accounts receivable. No balances were due from employees at December 31, 2021.
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist primarily of prepaid amounts for insurance, rent and general operating expenses.
Research and Development
Research and development expenses represent costs incurred to internally develop and innovate the MedCenter platform technology, including research and development on the MedCenter kiosk hardware, and related software and supporting information technology infrastructure. Wages and salaries consist of compensation costs incurred for research and development employees and contractors including bonuses, health plans, severance, and contractor costs. The Company does not incur research and development for others or provided such services to external parties. When research and development costs are incurred to develop hardware, the costs are expensed until technological feasibility is achieved, at which point the costs are capitalized.
Software
Software development costs are accrued and expensed based on ASC 985 or ASC 350 for external and internal use software, respectively. External use software includes software costs for applications that the Company intends to sell or lease (in conjunction with related hardware). Internal use software includes software costs for applications that are used internally. Any software development costs that are incurred prior to the point where the project has demonstrated technological feasibility are expensed as they are incurred. Once technological feasibility has been established, development costs are capitalized. Once development is complete and the software is made available for release to customers, capitalization is no longer appropriate because any remaining costs are considered ongoing maintenance and support. These are expensed as they are incurred. The definition of “technological feasibility”, per ASC 985 or ASC 350, is “the technological feasibility of a computer software product is established when the entity has completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements.” Software development costs are subject to these rules regardless of whether the costs were generated internally (employee time) or externally (vendor fees).
Foreign Currency Translation
The functional currency for all our subsidiaries is the U.S. dollar. Gains and losses resulting from the remeasurement of foreign currency amounts to the functional currency are included in operating expenses in the consolidated statements of comprehensive loss. Gains and losses resulting from translating assets and liabilities from the functional currency to U.S. dollars are included in Foreign currency translation adjustment in the consolidated statements of operations and comprehensive loss.
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
Pharmacy Technology Revenue Recognition
The Company accounts for revenue under Accounting Standards Codification, or ASC, Topic 606: Revenue from Contracts with Customers, or Topic 606. The amount of revenue recognized for any goods or services reflects the consideration that the Company expects to be entitled to receive in exchange for those goods and services. To achieve this core principle, the Company applies the following five-step approach: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as a performance obligation is satisfied.
A contract is accounted for when approved by both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Performance obligations under a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. In certain instances, the Company concluded that distinct goods or services should be accounted for as a single performance obligation that is a series of distinct goods or services that have the same pattern of transfer to the customer.
The transaction price is determined based on the consideration that the Company will be entitled to in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price, utilizing the expected value method. During 2021 and 2020, none of our pharmacy technology contracts included variable consideration. Determining the transaction price requires judgment.
The Company must also determine if the promises to transfer the goods or services to the customer are separately identifiable from other promises in the contract (the goods or services are distinct in the context of the contract). If these criteria are not met, the promised services are accounted for as a single performance obligation.
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (SSP) basis. We determine each SSP based on the Company’s history of selling such performance obligations as standalone goods or services. When no observable evidence exists, we estimate SSP using cost-plus method. In cases where the cost-plus method is used, to establish the gross margins we utilize all observable data points including, market and industry data points and the Company’s pricing practices.
Subscription Revenue
The Company provides MedCenter units to customers on a contract that includes software license and maintenance services or a Subscription Agreement. Subscription Agreements include operating leases for the MedCenter units with a non-cancelable term of 12 months or less, and are recorded following lessor guidance for operating leases. MedCenters leased to customers are carried on the Company’s consolidated balance sheets as MedCenter equipment and depreciated. For the years ended December 31, 2021 and 2020, subscription revenue was $0.4 million and $0.5 million, respectively, within the pharmacy and hardware revenue on the consolidated statements of operations and comprehensive loss.
MedCenter Revenue
The Company derives revenue from the sale of MedPlatform Systems, which include MedCenter prescription dispensing kiosks, and the associated installation, software, maintenance and support, and professional service components necessary for operation, representing multiple distinct performance obligations.
Hardware and installation revenue is recognized when the MedCenter is delivered, installed, and controlled by the customer. Software, and maintenance and support revenue is recognized over the term of the MedCenter Systems contract. Professional service revenue is recognized on a proportional performance, time-and-materials basis, as the services are delivered to the customer. For any consideration received prior to the fulfillment of the obligation, deferred revenue is recorded. As of December 31, 2021 and 2020, the consolidated balance sheets included $0.1 million and $0.3 million, respectively, of deferred revenue.
Retail Pharmacy Revenue Recognition
The Company recognizes revenue, net of sales taxes and expected returns, at the time it sells merchandise or dispenses prescription drugs to the customer. Revenue from the sale of the pharmaceutical products is recorded at a transaction price which includes an estimate of direct and indirect remuneration fees or DIR fees associated with prescription drugs dispensed during the year. DIR fees are calculated by pharmacy benefit managers or PBMs after the sale is completed pursuant to contract terms. The DIR fees under these arrangements are estimated at the time of sale and recognized as a reduction in revenue. Management developed the estimated provisions for revenue reserves based on historical trends adjusted for product mix and PBM mix.
Inventory
Inventory used in the retail pharmacy services segment consists of pharmaceuticals, which are carried at the lower of cost (first in, first out) or net realizable value.

Inventory used in the pharmacy technology segment consists primarily of MedCenter kiosk units which are finished goods, as well as spare parts. Inventories are carried at the lower of cost (specific identification) or net realizable value.
Impairment of Long Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable, the Company compares the carrying amount of an asset group to future undiscounted net cash flows, excluding interest costs, expected to be generated by the asset group and their ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. For the years ended December 31, 2021 and 2020, the Company did not recognize any significant impairments of long lived assets.
Property, plant and equipment
Property, plant and equipment are carried at cost less accumulated depreciation and impairment. Gains and losses arising on the disposal of individual assets are recognized in income in the period of disposal. Costs, including financing charges and certain design, construction and installation costs related to assets that are under construction and are in the process of being readied for their intended use, are recorded as construction-in-progress and are not subject to depreciation.
Depreciation begins when an asset is placed into service on a straight-line basis over the estimated useful lives as follows:

IT equipment	1 – 3 years
General plant and equipment	5 – 8 years
Vehicles	5 years
Office furniture and equipment	5 – 8 years
Leasehold improvements	lesser of useful life or term of lease
MedCenter equipment	8 years
Maintenance and repairs are charged to expense as incurred. Renewals and betterments that materially prolong the useful lives of the assets are capitalized. The cost and related accumulated depreciation of property retired or sold are removed from the accounts, and gains or losses are recognized in the consolidated statements of operations.
Intangible Assets
Intangible assets consist of software, patents and know-how. Intangible assets acquired through asset acquisitions or business combinations are initially recognized at fair value based on an allocation of the purchase price. Software includes internal and external use software costs that are accounted for in accordance with ASC 350 and ASC 925, respectively. Costs associated with application development are capitalized as intangible assets. All other costs including planning, training, and conceptual evaluation are expensed. The intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization of the intellectual property commenced in 2014 on delivery of the first proof of concept MedCenter. The Company evaluates the reasonableness of the estimated useful lives of these intangible assets on an annual basis.
Amortization is recorded from the date each asset is placed into service on a straight-line basis over the estimated useful lives of intangible assets as follows:

Intellectual property	6 years
Website and mobile application	2 years
Software	1 – 5 years
Leases
The Company maintains operating leases primarily for manufacturing facilities, research and development facilities, corporate offices, and certain equipment.
ASC 842 requires lessees to recognize a right-of-use, or ROU, asset and a lease liability on the balance sheet for substantially all leases, except for short-term leases. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.

New contracts are analyzed to determine whether they include leased assets; such leases are referred to as embedded leases. When evaluating contracts for embedded leases, the Company exercises judgment to determine if there is an explicitly or implicitly identified asset in the contract and if the Company controls the use of that asset.
The Company’s accounting policy treats leases with an initial term of 12 months or less as short-term leases. Lease expense for short-term lease payments are recognized on a straight-line basis over the term of the lease.
Operating lease right-of-use, or ROU, assets and lease liabilities are recognized based on the present value of lease payments over the lease term. Because most of the leases do not include an implicit discount rate, the Company uses its incremental borrowing rate to calculate the present value of lease payments. As a practical expedient, the Company has elected not to separate lease components (e.g. payments for rent, real estate taxes and insurance costs) from non-lease components (e.g. common-area maintenance costs). As a result, if the non-lease components are fixed, they are included when calculating the ROU asset and related lease liability.
See Note 12 for additional disclosures.
Share-based compensation
The Company has a stock compensation plan whereby awards are granted to certain employees. The fair value of the stock options and restricted stock units or RSUs granted by the Company to employees is recognized as compensation expense on a straight-line basis over the applicable vesting period. The fair value of the options and RSU’s are measured using the Black-Scholes option pricing model and intrinsic value, respectively, as of the grant date date. Shares issued upon the exercise of options and vesting of RSUs are new shares. Forfeitures are estimated based on historical experience and expense related to awards, and the estimate is adjusted over the term of the awards to reflect their probability of vesting. All fully vested awards are fully expensed.
The Company has an employer stock purchase plan or ESPP, whereby employees may purchase a limited number of shares of the Company’s common stock. The fair value of the ESPP shares purchased by employees, as of the grant date, is recognized as compensation expense on a straight-line basis over the period from the grant date to the exercise date.
Warrants
The Company issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards once issued. Certain obligations to issue warrants as compensation for services may be initially classified as liabilities before the warrants are issued. The fair value of the awards are measured using the Black-Scholes option pricing model as of the grant date. Warrants issued on November 12, 2020 to a service provider were valued based on the liability settled with their issuance. Warrants issued are initially recorded at fair value as a reduction to additional paid in capital or as an expense if the warrants are issued to pay for services.
Financing costs
Financing costs incurred to issue debt are capitalized and amortized using the effective interest method until the individual financial liability matures and are included as a component of interest expense in the consolidated statements of operations and comprehensive loss. Financing costs incurred to issue equity are capitalized and netted against the respective class of shares they were incurred to issue.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Standards
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). This guidance removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU was effective beginning in the first quarter of our fiscal year 2021. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings(deficit) in the period of adoption. The Company assessed the impact of the new accounting standard on its consolidated financial statements to facilitate its required adoption of the new standard on January 1, 2021. The adoption of ASU 2019-12 did not result in a material change to our consolidated financial statements.

Debt with Conversion and Other Options
In August 2020, the FASB issued ASU No. 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting For Convertible Instruments and Contracts in an Entity's Own Equity” (“ASU 2020-06”). The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The Company assessed the impact of the new accounting standard on its consolidated financial statements to facilitate its early adoption of the new standard on January 1, 2021. As the Company has no outstanding convertible debt at the date of adoption, ASU 2020-06 did not impact our consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
Measurement of Credit Losses on Financial Statements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)”- Measurement of Credit Losses on Financial Instruments”, (“ASU 2016-13”), supplemented by ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”, (“ASU 2018-19”). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 became effective for Public Business Entities who are SEC filers for fiscal years beginning after December 15, 2019, excluding smaller reporting companies. For all other entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. This ASU will be effective beginning in the first quarter of our fiscal year 2023. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements and related disclosures.
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
The following table presents warrants included in weighted average shares outstanding due to their insignificant exercise price:

Shares	Issuance Date	Exercise Date
118,228	May 9, 2018	May 10, 2021
309,698	February 11, 2020	May 10, 2021
84,911	June 29, 2020	May 10, 2021
39,208	November 18, 2020	May 10, 2021
19,310	November 18, 2020	Outstanding
During the years ended December 31, 2021 and 2020, there was no potential dilution from stock options or other warrants due to the Company’s net loss position. Weighted average shares for historical periods have been adjusted for the effect of the 1.26 for 1 split on November 17, 2020 as part of the Merger.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, expect for share and per share amounts):

	Year Ended December 31,
	2021	2020
Net loss - basic and diluted	$(43,815)	$(26,810)
Weighted average shares - basic and diluted	32,656,325	5,722,095
Net loss per share - basic and diluted	$(1.34)	$(4.69)

For the years ended December 31, 2021 and 2020, there were a weighted average of 2.8 million and 2.6 million, respectively, of option awards outstanding that were not included in the diluted shares calculation because their inclusion would have been antidilutive.
NOTE 7 - FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
As of December 31, 2021 and 2020, our assets and liabilities that were accounted for at fair value were cash and cash equivalents, and restricted cash.
Fair value measurements are categorized in one of the following three levels based on the lowest level input that is significant to the fair value measurement in its entirety:
Level 1 - Inputs to the valuation methodology are unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 - Observable inputs other than quoted prices in active markets for identical assets or liabilities include:
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
Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

		Fair Value Hierarchy
	December 31, 2021	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$19,689	$19,689	$—	$—
Restricted cash	400	400	—	—
Total assets	$20,089	$20,089	$—	$—

		Fair Value Hierarchy
	December 31, 2020	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$57,936	$57,936	$—	$—
Restricted cash	60	60	—	—
Total assets	$57,996	$57,996	$—	$—
The carrying amount of the Company's term loan approximates fair value based upon market interest rates available to us for debt of similar risk and maturities, a Level 2 input. The carrying amount of the Company’s short-term notes and PPP loan approximated fair value due to their short-term nature and the loans carry a current market rate, a Level 2 input. The carrying amount of the Company's convertible promissory note approximated fair value based upon market interest rates available to us for debt of similar risk and maturities, a Level 2 input. Refer to Note 13, Debt, for further information regarding the Company’s term loan, short-term notes, PPP loan and convertible promissory note.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The following table presents details of accounts payable and accrued liabilities (in thousands):

	December 31,
	2021	2020
Accounts payable and accrued liabilities:
Payroll	$2,733	$2,760
Trade accounts payable	4,007	1,752
Total accounts payable and accrued liabilities	$6,740	$4,512

NOTE 9 - INVENTORY
The following table presents detail of inventory balances (in thousands):

	December 31,
	2021	2020
Inventory:
MedCenter hardware	$1,201	$1,655
Pharmaceuticals	2,150	837
Spare parts	565	325
Total inventory	$3,916	$2,817
During the years ended December 31, 2021 and 2020 the Company recorded inventory cost adjustments of $0.6 million and $0.2 million, respectively, that were included in pharmacy and hardware cost of products sold on the consolidated statement of operations and comprehensive loss. The inventory cost adjustments were specific to our M5 MedCenter kiosk model.
During the years ended December 31, 2021 and 2020, $18.5 million and $7.3 million of inventory was recognized as pharmacy cost of revenue, respectively; and $1.1 million and $0.7 million was recognized as hardware cost of revenue, respectively on the consolidated statement of operations and comprehensive loss.

NOTE 10 - PROPERTY, PLANT AND EQUIPMENT
The Company’s principal technology product offering is the MedCenter kiosk. MedCenter equipment includes the hardware and components necessary for installation and operation.

The following tables present property, plant and equipment balances (in thousands):

	Estimated useful lives	December 31,	December 31,
		2021	2020
Property, plant and equipment:
MedCenter equipment	8 years	$5,875	$4,622
IT equipment	1 - 3 years	2,361	1,999
Leasehold improvements	lesser of useful life or term of lease	880	799
General plant and equipment	5 - 8 years	603	353
Office furniture and equipment	5 - 8 years	394	329
Vehicles	5 years	54	54
Construction-in-process		1,021	90
Total historical cost		11,188	8,246
Accumulated depreciation		(5,496)	(4,451)
Total property, plant and equipment, net		$5,692	$3,795
During the years ended December 31, 2021 and 2020, there was a transfer of $1.8 million and $1.5 million, respectively, from inventory to property, plant and equipment. MedCenter units in inventory are transferred to property, plant and equipment when those units are either placed at one of the Company’s SpotRx clinics or leased to a third party.
As of December 31, 2021 and 2020, respectively, there was $1.7 million and $0.7 million of MedCenter equipment leased under Subscription Agreements, net of $1.0 million and $0.3 million accumulated depreciation, in property, plant and equipment.
The Company recognized $1.2 million and $1.0 million of depreciation for the years ended December 31, 2021 and 2020, respectively, of which $0.2 million and $0.2 million, respectively, was included in pharmacy and hardware cost of products sold.

NOTE 11 - INTANGIBLE ASSETS
The following table presents intangible asset balances (in thousands):

	December 31,
	2021	2020
Gross intangible assets:
Software	$4,475	$1,815
Intellectual property	3,857	3,857
Website and mobile application	583	583
Total intangible assets	8,915	6,255
Accumulated amortization:
Software	(2,175)	(1,588)
Intellectual property	(3,857)	(3,857)
Website and mobile application	(583)	(583)
Total accumulated amortization	(6,615)	(6,028)
Total net book value	$2,300	$227
The Company recognized $0.6 million and $0.1 million of amortization for the years ended December 31, 2021 and 2020, respectively, which was included in operating expenses.

Amortization expense for the intangible assets is expected to be as follows over the next five years, and thereafter (in thousands):

December 31, 2021
2022	$413
2023	289
2024	282
2025	278
2026	122
Thereafter	—
Work-in-process	916
Total estimated amortization expense	$2,300

NOTE 12 - LEASES
The Company maintains operating leases primarily for central pharmacies, corporate offices, research and development facilities, and certain equipment.
Lease terms include options to extend or terminate leases when it is reasonably certain that the Company will exercise those options. Real estate leases for facilities have a remaining lease term of 1 – 5 years.
Certain of the lease agreements contain variable lease payments that are adjusted periodically to adjust estimated amounts for actual operating expenses; these variable amounts are not material. When sublease income is generated for certain properties, MedAvail records its liability separately from those expected inflows. The lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Operating lease expense was $0.9 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively.
Balance sheet amounts for lease assets and leases liabilities are as follows (in thousands):

	December 31,
	2021	2020
Assets
Operating:	$2,376	$1,108
Finance:	162	131
Total assets	$2,538	$1,239
Liabilities:
Operating:
Current	599	612
Long-term	1,947	572
Finance:
Current	83	53
Long-term	80	79
Total liabilities	$2,709	$1,316

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s leases as follows:

	December 31,
	2021	2020
Finance leases:
Weighted-average remaining lease term (years)	1.5	2.4
Weighted-average discount rate	8.8%	6.0%
Operating leases:
Weighted-average remaining lease term (years)	4.2	2.5
Weighted-average discount rate	6.9%	6.0%
Maturities of operating lease liabilities are as follows (in thousands):

December 31, 2021
2022	$773
2023	714
2024	562
2025	478
2026	410
Thereafter	24
Total lease payments	2,961
Less: present value discount	(415)
Total leases	$2,546
Maturities of finance lease liabilities are as follows (in thousands):

December 31, 2021
2022	$93
2023	65
2024	22
2025	—
2026	—
Thereafter	—
Total finance lease payments	180
Less: imputed interest	(17)
Total leases	$163

In February 2022 the Company executed and commenced a pharmacy services facility operating lease for 64 months with an initial ROU asset and lease liability of approximately $0.2 million.

NOTE 13 - DEBT
The following table presents debt balances (in thousands):

	December 31,
	2021	2020
Term loan	$10,070	$—
Term loan discount	(532)	—
Convertible promissory note due March 2021	—	—
Short-term note due May 2021	—	1,000
Short-term note due November 2021	—	1,000
PPP loan	—	161
Total debt	9,538	2,161
Less Short-term debt	—	2,161
Long-term debt	$9,538	$—
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
The Loans mature on April 1, 2026. Principal repayment will commence on May 1, 2024 in equal monthly installments of the outstanding Loan balance through the maturity date. The Loans bear interest at a floating rate equal to the greater of 7.25% or the Prime Rate plus 4.0% (7.25% at December 31, 2021).
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
Convertible Promissory Note due March 2021
On March 24, 2016, the Company and a significant customer and investor entered into a subordinated secured convertible promissory five-year note agreement for $10.0 million. This note was convertible into common shares at the option holder’s request. Additionally, upon a change of control event as defined in the note agreement or upon an Initial Public Offering, or IPO, as defined under the agreement, the option holder could request conversion of the note into Series D preferred stock at $91.02 per share. Interest of 6% was accumulated and repayable on the maturity date at the Company’s option. Unpaid interest was added to the outstanding principal. This note, including accrued interest, was repaid in its entirety on November 17, 2020 with proceeds from the offering.
Note Offering
On May 26, 2020, the Company completed a convertible notes and warrants offering, or 2020 Note and Warrant Purchase Agreement, to certain of its existing investors whereby those investors purchased notes and warrants on a pro rata basis with their existing investments in the Company’s preferred stock. On September 29, 2020, a First Amendment to the 2020 Note and Warrant Purchase Agreement was entered into that extended the maturity date and indicated an aggregate principal amount limit. Cash received for the notes and warrants was $12.7 million (including $8.5 million from related parties). The notes accrued interest at a rate of 10%, payable at maturity or upon conversion with a maturity date of June 30, 2021. As part of the Merger, principal and interest amounts of $13.1 million were converted to common stock, pursuant to the agreement. See Note 19 for further information.
PPP Loan
On May 14, 2020, the Company entered into two Promissory Notes with HSBC Bank, which provided for a loan in the aggregate amount of $0.3 million, or the PPP Loan, pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The PPP Loan had a two-year term and an interest at a rate of 1.0% per annum. Monthly principal and interest payments were deferred for six months after the date of disbursement. The PPP Loan could have been prepaid at any time prior to maturity with no prepayment penalties. The Promissory Note contained events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provided that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses, including certain payroll costs, group health care benefits and other permitted expenses as described in the CARES Act. During 2020, the Company used the entire PPP Loan amount for qualifying expenses.
The Company applied for forgiveness of the loan in accordance with the terms of the CARES Act. During March 2021 and November 2020, the Company received notice that $0.1 million and $0.2 million, respectively, of the loan was forgiven. Upon forgiveness of the PPP loan, the PPP loan amount was treated as a government grant.
MYOS Promissory Note
On November 17, 2020, the Company entered into a promissory note with MYOS Corp to borrow $3.0 million. The Company repaid $1.0 million of the borrowings on the closing date of the Merger. The remaining balance was repaid during 2021. The note did not accrue interest and could be repaid early without penalty.

NOTE 14 - PHARMACY OPERATIONS EXPENSES
Pharmacy operations expenses are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Pharmacy operations expenses:
Wages and salaries	$9,844	$4,486
Other pharmacy operations expenses	1,374	612
Depreciation of property, plant and equipment	826	655
Rent and utilities	558	275
Repairs and maintenance	316	97
Amortization of intangible assets	578	21
Total pharmacy operations expenses	$13,496	$6,146

NOTE 15 - GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses are as follows (in thousands):

	Year Ended December 31,
	2021	2020
General and administrative expenses:
Wages and salaries	$10,980	$9,682
Professional services	3,457	2,001
Insurance	1,780	503
Rent and utilities	1,338	1,242
Other general and administrative expenses	1,021	669
Share-based compensation	1,205	380
Software licenses and support	1,179	419
Travel and other employee expenses	736	359
Office and IT supplies	393	441
Depreciation of property, plant and equipment	188	167
Total general and administrative expenses	$22,277	$15,863

NOTE 16 - OTHER GAIN (LOSS)
Other gain (loss) is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Other gain (loss), net
Forgiveness of PPP Loan	$161	$181
Other gain (loss), net	45	(291)
Total other gain (loss), net	$206	$(110)

NOTE 17 - INCOME TAXES
The provision for income taxes in the consolidated statement of operations and comprehensive loss represents an effective rate different from the US statutory tax rate for the following reasons (in thousands):

	Year Ended December 31,
	2021	2020
Loss before income taxes	$(43,813)	$(26,810)
Income tax recovery at statutory rate (21%)	(9,201)	(5,630)
State income tax expense, net of federal benefit	(1,955)	—
Increase resulting from:
Effect of foreign tax rate	(610)	(252)
Unrecognized deferred tax asset	14,356	5,642
Permanent and other differences	(2,588)	240
Provision for income taxes	$2	$—
On March 11, 2021, the U.S. federal government enacted the American Rescue Plan Act of 2021, which did not have a material impact on our provision.
The effects of temporary differences that give rise to future income tax assets and future income tax liabilities have been determined as follows (in thousands):

	Year Ended December 31,
	2021	2020
Future income tax assets:
Non-capital losses	$44,590	$31,658
Un-depreciated capital cost (UCC)	1,525	1,868
Other intangible items	1,556	223
Interest limitation carryforward	463	—
Total future income tax assets	48,134	33,749
Future income tax liabilities:
Unrecognized deferred tax asset	(48,134)	(33,749)
Net future income tax asset	$—	$—
The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets as of December 31, 2021 and 2020. The net valuation allowance increased by $14.4 million in 2021.
As of December 31, 2021, the Company has federal net operating loss carryforwards of approximately $62.8 million, of which $11.6 million will begin to expire in the year 2032 if not utilized, and $51.2 million that will carryover indefinitely. In addition, the Company has approximately $103.8 million of non-capital losses in Canada that can be used to reduce taxable income in future years. These losses will begin to expire in the year 2032.
Utilization of the Company’s net operating loss or NOL carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 (“Section 382”) as well as similar state provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change as defined by Section 382 results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to significant complexity with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforward would be subject to an annual limitation under Section 382. Although the Company has not completed its analysis, it is reasonably possible that its federal NOLs available to offset future taxable income could materially decrease. This reduction would be offset by an equal and offsetting adjustment to the existing valuation allowance. Given the offsetting adjustments to the existing valuation allowance, any ownership change is not expected to have an adverse material effect on the Company’s consolidated financial statements. Any limitation may result in expiration of a portion of the net operating loss carryforward before utilization.
The Company has filed all income tax returns for years through 2020. These returns are subject to examination by the taxing authorities in the respective jurisdictions, generally for three or four years after they were filed. Based on an analysis of tax positions taken on income tax returns filed, we determined no material liabilities related to uncertain income tax positions existed as of December 31, 2021 or 2020. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our benefit for income taxes in the period in which a final determination is made.
A reconciliation of the beginning and ending amounts of unrecognized deferred tax benefits is as follows (in thousands):

	Year Ended December 31,
	2021	2020

Beginning balance	$33,749	$27,672
Additions based on tax positions related to the current year	14,385	6,077
Ending balance	$48,134	$33,749
The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefit as a component of income tax expense. The Company does not expect any significant changes to the unrecognized tax benefits within the next 12 months.

NOTE 18 - COMMITMENTS AND CONTINGENCIES
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

Purchase Commitments
As of December 31, 2021 and 2020, the Company did not have any minimum purchase commitments that were material to the consolidated financial statements.
Defined Benefit Plans
MedAvail has a 401(k) plan available to employees, but during 2021 and 2020, had no commitment to make contributions to that plan and had no liability recorded related to the plan.
Revenue Concentration Risk
The Company partners with various national and independent healthcare organizations where the SpotRx MedCenters are located. Revenue from the MedCenters placed with healthcare organization A and B comprised 25% and 14%, respectively, of total revenue for the year ended December 31, 2021. Disruption of these relationships could have a significant impact on the Company.
In September 2020, the Company and a significant customer agreed that MedAvail had no further obligation to the customer and therefore would have no additional deliverables related to the contract liability balance, of which $4.7 million was outstanding as of December 31, 2019. As such, the Company recognized $1.5 million of hardware revenue and $3.2 million of service revenue related to this contract during 2020, which was 34% of total revenue for the year ended December 31, 2020.
Accounts Receivable Concentration Risk
Three Pharmacy Retail Services segment payors accounted for 61% of accounts receivable at December 31, 2021; and two payors accounted for 37% of accounts receivable at December 31, 2020. Disruption of these relationships could have a significant impact on the Company.
Vendor Concentration Risk
The following table presents the Company’s vendor concentration:

	Year Ended December 31,
	2021	2020
Vendor A	32%	26%
Vendor B	—%	15%
Vendor C	12%	—%
Vendor A and C are significant inventory suppliers and disruption of the relationships could have a significant impact on the Company. Vendor B was engaged for a one time project during 2020.
The Company relies on one vendor to manufacture MedCenters, which makes the Company vulnerable to supply shortages and price fluctuations that could have a material adverse effect on the business, financial condition and results of operations. Additionally, disruption of this relationships could have a significant impact on the Company.

NOTE 19 - REDEEMABLE PREFERRED STOCK, DEFICIT AND SHARE-BASED COMPENSATION EXPENSE
Redeemable Preferred Shares
Prior to the Merger, the outstanding MAI preferred stock was redeemable at the option of the holder, but not mandatorily redeemable, therefore it was classified as mezzanine equity and was recognized at the fair value as of the date of issuance (the proceeds on the date of issuance).

The following table presents changes in preferred shares outstanding (in thousands, except share amounts):

	Preferred Shares
	Shares	Amount
Balance at December 31, 2019	10,500,440	$93,484
Issued	102,777	788
Converted to common shares in Merger	(10,603,217)	(94,272)
Balance at December 31, 2020	—	$—
There was no redeemable preferred stock activity in 2021.
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
On November 17, 2020, all shares of preferred stock were converted to common shares as follows:

	Shares Before Conversion	Conversion Ratio	Common Shares Issued
Series A preferred stock	1,175,544	1.00	1,175,544
Series B preferred stock	2,222,886	1.00	2,222,886
Series C preferred stock	1,634,249	1.54	2,517,665
Series D preferred stock	502,630	1.62	813,050
Series E preferred stock	5,067,908	1.00	5,067,910
Total	10,603,217		11,797,055
No preferred shares were outstanding at December 31, 2021 and 2020.
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

The annual dividend rate by series is as follows:

Series A	$0.41	CAD
Series B	$0.57	CAD
Series C	$1.36	CAD
Series D	$1.42	CAD
Series E	$0.88	CAD
Liquidation
In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of MAI, the holders of the Preferred Stock, would have received a certain amount per share plus all declared but unpaid dividends, payable in preference and priority to any payments made to the holders of the common stock. The Holders of preferred shares would have been paid in accordance with the following liquidation preference with each series having the right to be paid before the others. Series E, Series D, Series C, Series B, Series A.
The amount received per share is as follows:

Series A	$5.13	CAD
Series B	$7.10	CAD
Series C	$16.95	CAD
Series D	$17.79	CAD
Series E	$11.00	CAD
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
Conversion rates are as follows:

Series A	$5.13	CAD
Series B	$7.10	CAD
Series C	$11.00	CAD
Series D	$11.00	CAD
Series E	$11.00	CAD
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
Common shares
MAI had 100,000,000 authorized common shares, with a nominal or par value of $0.001 per share. In connection with the initial closing of the Series E preferred share financing that occurred on December 20, 2017, each series of MAI’s outstanding preferred shares were converted into common shares. The Company then effected a 7 to 1 reverse stock split on the common shares.

In connection with the Merger transaction described in Note 1, each series of MAI’s outstanding preferred shares were converted into the Company’s common shares as described above. The Company then effected a 1.26 to 1 stock split on the common shares.
All references in the consolidated financial statements to the number of shares outstanding and stock option data of the Company’s common stock have been restated to reflect the effect of the stock splits for all periods presented.
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
Share-based compensation
Update for Merger
Pursuant to the Merger Agreement, effective as of the Effective Time of the Merger, the Company assumed the 2018 MedAvail Equity Incentive Plan, or the 2018 Plan, and the 2012 MedAvail Stock Option Plan, or the 2012 Plan, assuming all of MAI’s rights and obligations with respect to the options issued thereunder. Immediately thereafter, the Company terminated the 2018 Plan. The 2012 Plan was previously modified on the date the 2018 Plan was adopted to no longer permit granting of options under the 2012 Plan. Pursuant to the Merger Agreement, at the Effective Time of the Merger, the Company adopted the 2020 Equity Incentive Plan, or the 2020 Plan, and the 2020 Employee Stock Purchase Plan, or the 2020 ESPP. The 2018 Plan was closed to granting of options upon adoption of the 2020 Plan.
2020 Plan
The 2020 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or the Code, to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants of the Company and the company group. The number of shares of Company Common Stock that are reserved for issuance pursuant to awards under the 2020 Plan at inception was 5,000,000 shares (post-Reverse Stock Split). The 2020 Plan also includes an evergreen provision that provides for an automatic annual increase to the number of shares of common stock available for issuance under the 2020 Plan on the first day of each fiscal year, equal to the least of: (i) 5,000,000 shares; (ii) 5% of the total number of shares of all classes of common stock of the Company as of the last day of our immediately preceding fiscal year; or (iii) such lesser amount determined by the administrator. As of December 31, 2021 there was an aggregate of 3.4 million shares of common stock available for grant under the 2020 Plan. The 2020 Plan will terminate on the tenth anniversary of its effective date. No award may be made under the 2020 Plan after its expiration date.
2020 ESPP
The 2020 ESPP provides eligible employees with an opportunity to purchase shares of the Company’s Common Stock through accumulated contributions, which generally will be made through payroll deductions. The 2020 ESPP permits the administrator of the 2020 ESPP to grant purchase rights that qualify for preferential tax treatment under Section 423 of the Code. The maximum number of shares of our common stock that will be available for issuance under the 2020 ESPP at inception was 700,000 shares (post-Reverse Stock Split). The number of shares of common stock available for issuance under the 2020 ESPP Plan will be increased on the first day of each fiscal year beginning with the 2021 fiscal year equal to the least of (i) 1,000,000 shares of common stock; (ii) one percent 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year; or (iii) an amount determined by the administrator. The shares may be authorized, but unissued, or reacquired common stock. As of December 31, 2021 there was an aggregate of 1.0 million shares of common stock, available for grant under the 2020 ESPP. During the year ended December 31, 2021, eligible employees contributed $0.1 million through payroll deductions to the ESPP and 42,739 shares were deemed delivered. The 2020 ESPP will terminate in 2040, unless terminated sooner.
2018 Plan
In September 2018, MAI adopted the 2018 MedAvail Equity Incentive Plan, or the 2018 Plan, which provided for the granting of stock options to service providers of MAI. As part of the adoption of the 2018 Plan, MAI provided the option for all eligible service providers to exchange their options held under the 2012 MedAvail Stock Option Plan, or the 2012 Plan, as of the exchange date for new options under the 2018 Plan, at an exchange ratio of 1:5. All vesting schedules were maintained on exchange.
A total of 53 eligible service providers participated in the exchange, which resulted in the exchange of 239,181 options under the 2012 Plan for 1,269,180 options under the 2018 Plan. The exchange resulted in $1.0 million of one-time incremental compensation cost for 2018.
The 2018 Plan was closed to granting options upon adoption of the 2020 Plan.
2012 Plan
The 2012 MedAvail Stock Option Plan was modified on the date the 2018 Plan was adopted to no longer permit granting of options under the plan. As of December 31, 2021, there are 5,777 options that remained outstanding under this plan. Options granted under the 2012 Plan that were not exchanged to options under the 2018 Plan will remain subject to the terms of the 2012 Plan.
Grants
The maximum number of shares to be granted under the 2018 plan was 1,972,530. In accordance with the plan, the exercise price of each option is based on the fair value of MAI’s common shares on the date of the grant. An option’s term was determined at the discretion of the Board of Directors, not to exceed ten years. Unless otherwise stated, the consolidated financial statements reflect 1/48 of the option vesting each month over a four-year vesting period.
During 2021, the Company granted 1,003,130 new options at a weighted average exercise price of $6.07, and 852,395 RSUs to employees. The estimated fair value of the options and RSUs was determined by the Black-Scholes valuation model and intrinsic value, respectively.
During 2020, MAI granted 442,830 new options to service providers at a weighted average exercise price of $1.34. The estimated fair value of the options was determined by the Black-Scholes valuation model.
The key input assumptions that were utilized in the valuation of the stock options granted in the periods presented are as follows:

	December 31, 2021
	Low	Weighted Average	High	Total
Awards Granted				1,003,130
Weighted Average Fair Value of Awards		$3.32
Unvested Forfeiture Rate	6.00%	6.00%	6.00%
Grant Price	$1.70	$6.07	$15.15
Market Price	$1.70	$6.07	$15.15
Volatility	60%	60%	60%
Risk Free Rate	0.46%	1.12%	1.36%
Dividend Yield	—%	—%	—%
Expected Life	5.17	5.94	6

	December 31, 2020
	Low	Weighted Average	High	Total
Awards Granted				442,830
Weighted Average Fair Value of Awards		$0.72
Unvested Forfeiture Rate	6.00%	6.00%	6.00%
Grant Price	$1.34	$1.34	$1.34
Market Price	$1.34	$1.34	$1.34
Volatility	60%	60%	60%
Risk Free Rate	0.43%	0.43%	0.44%
Dividend Yield	—%	—%	—%
Expected Life	5.87	5.92	6.02

The key input assumptions that were utilized in the valuation of the RSUs granted in the periods presented are as follows:

	December 31, 2021
	Low	Weighted Average	High	Total
Awards Granted				852,395
Weighted Average Fair Value of Awards		$3.35
Unvested Forfeiture Rate	6.00%	6.00%	6.00%
Grant Price	$—	$—	$—
Market Price	$1.70	$3.35	$15.15
The following table present outstanding stock option awards activity during the year ended December 31, 2021:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of period	2,439,020	$1.56		$0.76		$32,894
Granted	1,003,130	$6.07		$3.32		$—
Exercised	(237,330)	$1.67	$9.90	$0.81		$1,954
Cancelled/Forfeited	(335,971)	$4.75		$2.58		$392
Expired	(19,946)	$1.65		$0.77		$20
Outstanding, end of period	2,848,903	$2.78		$1.44	7.61	$31
Vested and exercisable, end of the period	1,834,645	$1.95		$0.95	6.64	$24
Vested and unvested exercisable, end of the period	1,834,645	$1.95		$0.95	6.64	$24
Vested and expected to vest, end of the period	2,754,222	$2.74		$1.42	7.55	$31
The following table present unvested stock option awards activity during the year ended December 31, 2021:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested outstanding, beginning of period	693,644	$1.40	$0.69
Granted	1,003,130	$6.07	$3.32
Cancelled/Forfeited	(333,565)	$4.77	$2.59
Expired	(19,946)	$1.65	$0.77
Vested, outstanding shares	(329,005)	$3.36	$1.71
Unvested outstanding, end of period	1,014,258	$4.28	$2.34	3.11

The following table present the outstanding stock option awards activity during the year ended December 31, 2020:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of period	2,391,401	$1.59		$0.76		$—
Granted	442,830	$1.34		$0.72		$4,960
Exercised	(160,090)	$1.84	$11.09	$0.98		$1,482
Cancelled/Forfeited	(235,121)	$1.63		$0.76		$2,886
Outstanding, end of period	2,439,020	$1.56		$0.76	8.2	$32,894
Vested and exercisable, end of the period	1,745,376	$1.63		$0.78	7.9	$23,428
Vested and unvested exercisable, end of the period	1,745,376	$1.63		$0.78	7.9	$23,428
Vested and expected to vest, end of the period	2,386,417	$1.57		$0.76	8.2	$32,175
The following table presents unvested stock option awards activity during the year ended December 31, 2020:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested Outstanding, beginning of period	712,559	$1.44	$0.68
Granted	442,830	$1.34	$0.72
Cancelled/Forfeited	(18,481)	$1.54	$0.76
Vested, outstanding shares	(443,264)	$1.44	$0.72
Unvested Outstanding, end of period	693,644	$1.40	$0.69	2.5
The following table present outstanding RSU awards activity during the year ended December 31, 2021:

	Number of Awards	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of period	—		$—		$—
Granted	852,395		$3.35		$2,858
Exercised	(11,155)	$1.93	$11.58		$22
Cancelled/Forfeited	(38,500)		$12.83		$138
Outstanding, end of period	802,740		$2.78		$1,124
Vested and exercisable, end of the period	—		$—		$—
Vested and unvested exercisable, end of the period	—		$—		$—
Vested and expected to vest, end of the period	717,476		$2.81	4.9	$1,005
The following table present unvested RSU awards activity during the year ended December 31, 2021:

	Number of Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested outstanding, beginning of period	—	$—
Granted	852,395	$3.35
Cancelled/Forfeited	(38,500)	$12.83
Vested, outstanding shares	(11,155)	$11.58
Unvested outstanding, end of period	802,740	$2.78	2.7

The following table presents expense related to share-based compensation:

	Year Ended December 31,
	2021	2020
Share-based compensation	$1,205	$380
Share-based compensation expense includes $0.1 million and zero from the ESPP for the years ended December 31 2021 and 2020, respectively. Expense remaining to be recognized for unvested stock option and RSU awards as of December 31, 2021 was $3.6 million, which will be recognized on a weighted average basis over the next 3 years. The aggregate fair value of stock options and RSUs vested during 2021 and 2020 was $1.2 million and $0.3 million, respectively. The Company has not recognized an income tax benefit in its income tax provision due to the full reserve against net operating losses and tax assets, see Note 17 for additional details.
During the period from January 1, 2022, to March 29, 2022, the Company awarded 1.7 million stock options to employees with exercise prices ranging from $0.83 to $1.38 per share with a total fair value of $1.5 million, and issued 1.2 million RSUs to employees with a total fair value of $1.4 million.

Warrants
During the year ended December 31, 2021, no warrants were issued, and warrants were exercised in exchange for issuing 794,804 shares of the Company’s common stock with total cash proceeds of $0.2 million. Warrants exercised during the year ended December 31, 2021, included 565,496 held by related parties (investors), with 626,339 related party warrants outstanding as of December 31, 2021.
During the year ended December 31, 2020 warrants issued were as follows:

Year Ended December 31, 2020
Issue Date	Reason for issuance	Amount	Term (years)	Exercise Price
2/11/2020	Equity offering	27,427	10.0	$1.57
2/11/2020	Payment for services	309,698	10.0	$0.01
2/19/2020	Payment for services	6,855	10.0	$1.57
5/26/2020	Issuance of promissory note	115,374	0.5	$1.57
6/4/2020	Payment for services	16,119	10.0	$1.57
6/9/2020	Issuance of promissory note	1,676	0.5	$1.57
6/10/2020	Issuance of promissory note	761	0.5	$1.57
6/17/2020	Issuance of promissory note	319	0.5	$1.57
6/29/2020	Payment for services	84,911	10.0	$0.01
7/2/2020	Bridge financing	2,285	10.0	$1.57
8/14/2020	Bridge financing	1,524	10.0	$1.57
8/21/2020	Bridge financing	2,285	10.0	$1.57
10/2/2020	Bridge financing	6,857	10.0	$1.57
10/6/2020	Bridge financing	61,331	10.0	$1.57
10/7/2020	Bridge financing	381	10.0	$1.57
11/12/2020	Option cancellation	201,648	8.0	$1.57
11/18/2020	Payment for services	58,518	5.0	$0.01
At the end of the year, the Company had the following outstanding warrants:

	December 31, 2021			December 31, 2020
	Warrants	Exercise price	Term (years)	Warrants	Exercise price	Term (years)
Common	19,310	$0.01		571,355	$0.01
Common	—	$6.93		288,352	$6.93
Common	224,852	$1.66		260,250	$1.66
Common	493,173	$1.57		557,598	$1.57
Total	737,335	$1.56	7.6	1,677,555	$1.97	7.8
Additionally, the Company had agreements with a service provider that would require the Company to issue additional warrants if that service provider met its obligations and performance milestones under that agreement. The Company had no liability as of December 31, 2021 and 2020, for the expense related to the expected issuance of the warrants in the future.

NOTE 20 - REVENUE AND SEGMENT REPORTING
Operating segments are the individual operations that the Chief Operating Decision Maker or CODM reviews for purposes of assessing performance and making resource allocation decisions. The CODM currently receives the monthly management report which includes information to assess performance. The pharmacy technology and retail pharmacy services operating segments both engage in different business activities from which they earn revenues and incur expenses. See Note 4 for additional discussion on revenue for the operating segments.
The Company has the following two reportable segments:
Retail Pharmacy Services Segment
Retail Pharmacy Services Segment revenue consists of products sold directly to consumers at the point of sale. The Company recognizes retail pharmacy revenue, net of taxes and expected returns, at the time it sells merchandise or dispenses prescription drugs to the customer. The Company estimates revenue based on expected reimbursements from third-party payers (e.g., pharmacy benefit managers, insurance companies and governmental agencies) for dispensing prescription drugs. The estimates are based on all available information including historical experience and are updated to actual reimbursement amounts.
Pharmacy Technology Segment
The Pharmacy Technology Segment consists of sales and subscriptions of MedPlatform Systems to customers. These agreements include providing the MedCenter prescription dispensing kiosk, software, and maintenance services. Agreements can be for a predetermined period of time, or indefinite. This generally includes either an initial lump sum payment upon installation of the MedCenter with monthly payments for software and services following, or monthly payments for the MedCenter along with monthly payments for software and maintenance services.
In September 2020, the Company and a significant customer agreed that MedAvail had no further obligation to the customer and therefore would have no additional deliverables related to the contract liability balance, of which $4.7 million was outstanding as of December 31, 2019. As such, the Company recognized $4.7 million of revenue related to this contract during 2020. The contract revenue recognized consisted of $1.5 million of hardware revenue and $3.2 million of software integration for contract obligations for software programming and hardware development that were in progress but not completed.

The following table presents revenue and costs of revenue by segment (in thousands):

	Retail Pharmacy Services	Pharmacy Technology	Total
Year Ended December 31, 2021
Revenue:
Pharmacy and hardware revenue:
Retail pharmacy revenue	$20,203	$—	$20,203
Hardware	—	470	470
Subscription	—	446	446
Total pharmacy and hardware revenue	20,203	916	21,119
Service revenue:
Software integration	—	—	—
Software	—	259	259
Maintenance and support	—	161	161
Installation	—	39	39
Professional services and other	—	551	551
Total service revenue	—	1,010	1,010
Total revenue	20,203	1,926	22,129
Cost of products sold and services	20,031	1,781	21,812
Segment gross profit	$172	$145	317
Operating expense:
Pharmacy operations			13,496
General and administrative			22,277
Selling and marketing			7,204
Research and development			849
Merger expenses			—
Total operating expense			43,826
Operating loss			$(43,509)

	Retail Pharmacy Services	Pharmacy Technology	Total
Year Ended December 31, 2020
Revenue:
Pharmacy and hardware revenue:
Retail pharmacy revenue	$7,728	$—	$7,728
Hardware	—	2,401	2,401
Subscription	—	467	467
Total pharmacy and hardware revenue	7,728	2,868	10,596
Service revenue:
Software integration	—	3,168	3,168
Software	—	44	44
Maintenance and support	—	58	58
Installation	—	55	55
Professional services and other	—	47	47
Total service revenue	—	3,372	3,372
Total revenue	7,728	6,240	13,968
Cost of products sold and services	7,744	1,061	8,805
Segment gross profit	$(16)	$5,179	5,163
Operating expense:
Pharmacy operations			6,146
General and administrative			15,863
Selling and marketing			3,283
Research and development			682
Merger expenses			4,691
Total operating expense			30,665
Operating loss			$(25,502)
The following table presents assets and liabilities by segment (In thousands):

	Retail Pharmacy Services	Pharmacy Technology	Corporate	Total
December 31, 2021
Assets	$13,641	$5,222	$19,280	$38,143
Liabilities	$5,618	$3,567	$9,885	$19,070
December 31, 2020
Assets	$6,012	$5,547	$57,772	$69,331
Liabilities	$2,203	$3,422	$2,639	$8,264
The following table presents long-lived assets, which include property, plant, and equipment and right-of-use-assets by geographic region, based on the physical location of the assets (in thousands):

	Year Ended December 31,
	2021	2020
Long-lived assets:
United States	$7,675	$4,533
Canada	$555	$501
Total long-lived assets	$8,230	$5,034

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that, as of December 31, 2021, our internal control over financial reporting and our internal control over financial reporting was effective.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 11. Executive Compensation
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

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
3. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	November 18, 2020
3.2	Amended and Restated Bylaws of the Registrant	8-K	3.2	November 18, 2020
4.1	Description of Securities of the Registrant	10-K	4.1	March 31, 2021
4.2	Form of Common Stock Purchase Warrant issued by MedAvail, Inc.	8-K	4.1	November 18, 2020
4.3	Amended and Restated Investors’ Rights Agreement by and among the Registrant, MedAvail, Inc., and certain stockholders, dated October 9, 2020	S-4/A	4.9	October 9, 2020
4.4	Form of Common Stock Purchase Warrant issued by the Registrant to H.C. Wainwright & Co., LLC or its affiliates	8-K	4.3	November 18, 2020
10.1#	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant	8-K	10.15	November 18, 2020
10.2#	MedAvail Holdings, Inc. 2020 Equity Incentive Plan and related form agreements	8-K	10.11	November 18, 2020
10.3#	MedAvail Holdings, Inc. 2020 Employee Stock Purchase Plan	8-K	10.12	November 18, 2020
10.4#	MedAvail, Inc. 2012 Equity Incentive Plan, as amended, and related form agreements	8-K	10.13	November 18, 2020
10.5#	MedAvail, Inc. 2018 Equity Incentive Plan and related form agreements	8-K	10.14	November 18, 2020
10.6	Product Distribution Agreement, dated October 31, 2018, by and between MedAvail Pharmacy Inc. and Priority Healthcare Distribution, Inc.	S-4	10.21	September 3, 2020
10.7§	Pharmacy Provider Agreement, dated September 11, 2017, by and between MedAvail Pharmacy Inc. and Express Scripts, Inc.	S-4	10.23	September 3, 2020
10.8§	Manufacturing and Supply Agreement, dated August 17, 2020, by and between MedAvail Technologies Inc. and KITRON TECHNOLOGIES	S-4	10.24	September 3, 2020
10.9	Industrial Lease, dated August 13, 2012, by and between MedAvail Technologies Inc. and The Great-West Life Assurance Company and 801611 Ontario Limited, as amended on February 11, 2019	S-4	10.8	September 3, 2020
10.10#§	Offer Letter, dated August 12, 2021, by and between the Registrant and Ramona Seabaugh	8-K	10.1	September 20, 2021
10.10.1#§	Change in Control and Severance Agreement, dated August 31, 2021, by and between MedAvail Technologies (US), Inc. and Ramona Seabaugh	8-K	10.2	September 20, 2021
10.11#§	Offer Letter, dated May 16, 2018, by and between MedAvail, Inc. and William Misloski	S-4	10.17	September 3, 2020
10.12#§	Offer Letter by and between the Registrant and Mark Doerr	8-K	10.1	January 11, 2022
10.13#§	Change of Control and Severance Agreement by and between the Registrant and Mark Doerr	8-K	10.2	January 11, 2022
10.14#§	Transition Services Agreement between the Company and Ed Kilroy	8-K	10.3	January 11, 2022
10.15§	Loan and Security Agreement dated June 7, 2021	8-K	10.1	June 7, 2021
10.16#§	Offer Letter between the Company and Steven Hess	8-K	10.1	February 22, 2022
10.16.1#§	Change of Control and Severance Agreement between the Company and Steven Hess	8-K	10.2	February 22, 2022
21.1	Subsidiaries of the Registrant	8-K	21.1	November 18, 2020

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set
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

MEDAVAIL HOLDINGS, INC.

Date: March 29, 2022	By:	/s/ Mark Doerr
Mark Doerr
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Mark Doerr and Ramona Seabaugh, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorney-in-facts and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Doerr	Chief Executive Officer, President and Director (Principal Executive Officer)	March 29, 2022
Mark Doerr

/s/ Ramona Seabaugh	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2022
Ramona Seabaugh

/s/ Rob Faulkner	Chair of the Board	March 29, 2022
Rob Faulkner

/s/ Gerald Gradwell	Director	March 29, 2022
Gerald Gradwell

/s/ Paul Johnson	Director	March 29, 2022
Paul Johnson

/s/ Michael Kramer	Director	March 29, 2022
Michael Kramer

/s/ Laurie McGraw	Director	March 29, 2022
Laurie McGraw

/s/ Glen Stettin	Director	March 29, 2022
Glen Stettin