Form 10-Q
period 2022-03-31
MedAvail Holdings, Inc.
filed 2022-05-13
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 11, 2022, there were 70,555,977 shares of the registrant’s common stock outstanding.

MedAvail Holdings, Inc.
Form 10-Q
For the Three Months Ended March 31, 2022

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

PART I
Item 1. Financial Statements
MEDAVAIL HOLDINGS, INC.
Consolidated Condensed Balance Sheets
(Unaudited)
(in thousands, except share amounts)

	March 31,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$5,274	$19,689
Restricted cash	676	400
Accounts receivable (net of allowance for doubtful accounts of $96 thousand for March 31, 2022, $66 thousand for December 31, 2021)	1,748	1,189
Inventories	5,088	3,916
Prepaid expenses and other current assets	3,105	2,191
Total current assets	15,891	27,385
Property, plant and equipment, net	6,175	5,692
Intangible assets, net	2,765	2,300
Right-of-use assets	2,628	2,538
Other assets	233	228
Total assets	$27,692	$38,143
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$8,527	$6,740
Deferred revenue	107	83
Current portion of lease obligations	733	682
Total current liabilities	9,367	7,505
Long-term debt, net	9,608	9,538
Long-term portion of lease obligations	2,102	2,027
Total liabilities	21,077	19,070
Commitments and contingencies
Stockholders' deficit:
Common shares ($0.001 par value, 100,000,000 shares authorized, 32,908,922 and 32,902,048 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	33	33
Warrants	1,373	1,373
Additional paid-in-capital	217,249	216,685
Accumulated other comprehensive loss	(6,928)	(6,928)
Accumulated deficit	(205,112)	(192,090)
Total stockholders' equity	6,615	19,073
Total liabilities and stockholders' equity	$27,692	$38,143

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.
Going concern (Note 2).
5

MEDAVAIL HOLDINGS, INC.
Consolidated Condensed Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per-share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue:
Pharmacy and hardware revenue	$9,014	$3,781
Service revenue	100	246
Total revenue	9,114	4,027
Cost of products sold and services:
Pharmacy and hardware cost of products sold	8,563	3,526
Service costs	50	181
Total cost of products sold and services	8,613	3,707
Operating expense:
Pharmacy operations	3,929	2,593
General and administrative	6,535	5,676
Selling and marketing	2,313	1,534
Research and development	493	168
Total operating expense	13,270	9,971
Operating loss	(12,769)	(9,651)
Other gain (loss), net	—	161
Interest income	1	40
Interest expense	(254)	(2)
Loss before income taxes	(13,022)	(9,452)
Income tax expense	—	—
Net loss and comprehensive loss	$(13,022)	$(9,452)
Net loss per share - basic and diluted	$(0.40)	$(0.27)
Weighted average shares outstanding - basic and diluted	32,921,969	34,439,953

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MEDAVAIL HOLDINGS, INC.
Consolidated Condensed Statements of Shareholders' Equity
(Unaudited)
(in thousands, except per share amounts)

	Common Shares		Warrants	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	32,902,048	$33	$1,373	$216,685	$(192,090)	$(6,928)	$19,073
Net loss	—	—	—	—	(13,022)	—	(13,022)
Shares issued for vested RSUs	6,874	—	—	—	—	—	—
Share-based compensation	—	—	—	564	—	—	564
Balance at March 31, 2022	32,908,922	$33	$1,373	$217,249	$(205,112)	$(6,928)	$6,615

Balance at December 31, 2020	31,816,020	32	2,614	213,624	(148,275)	(6,928)	61,067
Net loss	—	—	—	—	(9,452)	—	(9,452)
Shares issued for options exercises	120,924	—	—	201	—	—	201
Exercise of warrants	2,954	—	(35)	40	—	—	5
Share-based compensation	—	—	—	260	—	—	260
Balance at March 31, 2021	31,939,898	$32	$2,579	$214,125	$(157,727)	$(6,928)	$52,081

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MEDAVAIL HOLDINGS, INC.
Consolidated Condensed Statement of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(13,022)	$(9,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant, and equipment	286	295
Amortization of intangible and leased assets	312	207
Bad debt and other non cash receivables adjustments	30	15
Term loan discount amortization and interest accretion on debt	70	2
Share-based compensation expense	564	260
PPP loan forgiveness gain	—	(161)
Changes in operating assets and liabilities:
Change in accounts receivable	(589)	101
Change in inventory	(1,601)	(360)
Change in prepaid expenses and other current assets	(914)	79
Change in accounts payable, accrued expenses and other liabilities	1,705	(639)
Change in deferred revenue	24	(13)
Change in operating lease liability due to cash payments	(129)	(164)
Net cash used in operating activities	(13,264)	(9,830)
Cash flows from investing activities:
Purchase of property, plant and equipment	(343)	(260)
Payment of security deposits	(5)	—
Purchase of intangible assets and other assets	(504)	(452)
Net cash used in investing activities	(852)	(712)
Cash flows from financing activities:
Issuance of common shares upon exercise of options and warrants	—	206
Payments on finance lease obligations	(23)	(17)
Net cash (used in) provided by financing activities	(23)	189
Net decrease in cash, cash equivalents and restricted cash	(14,139)	(10,353)
Cash, cash equivalents and restricted cash at beginning of period	20,089	57,996
Cash, cash equivalents and restricted cash at end of period	$5,950	$47,643

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MEDAVAIL HOLDINGS, INC.
Consolidated Condensed Statement of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Supplemental noncash investing and financing activities:
Inventory transferred to property, plant and equipment	$429	$58
Property, plant and equipment transferred to intangible assets	$—	$36
Purchase of property, plant and equipment in accounts payable	$122	$—
Purchase of intangible assets in accounts payable	$326	$—
Lease liabilities arising from obtaining right of use assets:
Operating leases	$205	$279
Finance leases	$73	$—

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

NOTE 2 - GOING CONCERN
Relevant accounting standards require that management make a determination as to whether or not substantial doubt exists as to our ability to continue as a going concern. If substantial doubt does exist, then management should determine if there are plans in place which alleviate that doubt. Since inception through March 31, 2022, the Company continually incurred losses from operations which have been financed primarily by net cash proceeds from the sale of stock from private placements, the sale of redeemable preferred stock and debt. Net cash used in operating activities for three months ended March 31, 2022 and 2021 was $13.3 million and $9.8 million, respectively. As of March 31, 2022, the Company had $5.3 million in cash and cash equivalents and an accumulated deficit of $205.1 million.

In April 2022, the Company completed a private placement, pursuant to which the Company received $40.0 million in gross proceeds, with an additional $10.0 million in anticipated gross proceeds to be received upon the second close expected to occur on July 1, 2022, subject to the satisfaction or waiver of the conditions to closing, before deducting placement agent commissions and other offering expenses. Additionally, the private placement included warrants, some of which may be callable at the Company’s option beginning on each of the 12 month and 24 month anniversaries of the warrant issuance dates and subject to the satisfaction of certain pricing conditions relating to the trading of the Company’s shares. See Note 13 for further information regarding the private placement warrants.

Due to the Company’s significant and ongoing cash requirements to fund operations, management determined that there is substantial doubt as to the Company’s ability to continue as a going concern. The Company added liquidity resources in 2021 through a senior secured term loan facility with Silicon Valley Bank as described in Note 8, pursuant to which the Company borrowed $10.0 million in aggregate initial term loans. Additionally, as referenced above, the Company raised $40.0 million in gross proceeds through a private placement. There can be no assurance that the steps management is taking will be successful. If the Company is unable to raise additional capital in sufficient amounts or on acceptable terms, the Company may have to significantly reduce operations or delay, scale back or discontinue development and expansion plans. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ultimate success will largely depend on continued development and deployment of MedCenter kiosks and SpotRx pharmacy operations and the ability to raise significant additional funding.

NOTE 3 - BASIS OF PRESENTATION
The accompanying unaudited consolidated condensed financial statements as of March 31, 2022 and for the three months ended March 31, 2022 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for unaudited interim financial information. Accordingly, the unaudited interim consolidated condensed financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The consolidated condensed balance sheet as of December 31, 2021 was derived from the Company's audited consolidated financial statements but does not include all disclosures required by GAAP for audited financial statements. In the opinion of the Company's management, the interim information includes all adjustments, which include normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission, or SEC on March 29, 2022, or the 2021 Form 10-K.
The preparation of financial statements in accordance with US GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss accruals, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization and in-

process research and development intangible assets, and impairment of long-lived assets and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated condensed financial statements in the period they are deemed to be necessary.
Risks and uncertainties relating to COVID-19
The Company bases its estimates on the information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances including estimates of the impact of COVID-19. The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors, including but not limited to, the severity and duration of COVID-19, the extent to which it will impact our clinic customers, employees, suppliers, vendors, and business partners. The Company assessed certain accounting matters that require consideration of estimates and assumptions in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s recoverability of, intangible and other long-lived assets including operating lease right-of-use assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated condensed financial statements in future reporting periods. Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Actual results could differ from these estimates and any such differences may be material to the Company’s financial statements.
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
Reclassifications
During the fourth quarter of 2021, management reclassified certain operating expenses to reflect the costs attributable to pharmacy operations. Specifically, certain costs were reclassified from general and administrative expenses, to pharmacy operations expenses and selling and marketing expenses. This reclassification had no impact on the operating loss subtotal within the consolidated statements of operations and comprehensive loss. The effect of the reclassifications within the consolidated condensed statement of operations and comprehensive loss for 2021 is as follows (in thousands):

	Three Months Ended March 31, 2021
	Current presentation	As previously reported	Change
Pharmacy operations	$2,593	$1,911	$682
General and administrative	5,676	6,515	(839)
Selling and marketing	1,534	1,377	157
	$9,803	$9,803	$—
NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS
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

NOTE 5 - EARNINGS (LOSS) PER SHARE
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
During the three months ended March 31, 2022 and 2021, there was no dilutive effect from stock options or other warrants due to the Company’s net loss position. Weighted average shares for historical periods have been adjusted for the effect of the 1.26 for 1 split on November 17, 2020. The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended March 31,
(in thousands)	2022	2021
Net loss - basic and diluted	$(13,022)	$(9,452)
Weighted average shares - basic and diluted	32,921,969	34,439,953
Net loss per share - basic and diluted	$(0.40)	$(0.27)
As of March 31, 2022 and 2021, there were 4.4 million and 2.5 million, respectively, of option awards outstanding that were not included in the diluted shares calculation because their inclusion would have been antidilutive.

NOTE 6 - FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

		Fair Value Hierarchy
(in thousands)	March 31, 2022	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$5,274	$5,274	$—	$—
Restricted cash	676	676	—	—
Total assets	$5,950	$5,950	$—	$—

		Fair Value Hierarchy
(in thousands)	December 31, 2021	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$19,689	$19,689	$—	$—
Restricted cash	400	400	—	—
Total assets	$20,089	$20,089	$—	$—
The carrying amount of the Company's term loan approximates fair value based upon market interest rates available to us for debt of similar risk and maturities, a Level 2 input. Refer to Note 8, Debt, for further information.

NOTE 7 - BALANCE SHEET AND OTHER INFORMATION
Restricted cash
The Company considers cash to be restricted when withdrawal or general use is legally restricted. During the year ended December 31, 2021, the Company recovered the prior $0.06 million restricted cash balance that was held as a guarantee for certain purchasing cards. During the same period, pursuant to a Loan and Security Agreement with Silicon Valley Bank (see Note 8), the Company issued letters of credit to secure certain operating leases, and the Company is required to maintain a $0.68 million balance with the bank to secure the outstanding letters of credit. Due to the nature of the deposit, the balance is classified as restricted cash. Restricted cash is included in the balance for cash presented in the statements of cash flows.
Inventory
The following table presents detail of inventory balances:

	March 31,	December 31,
(in thousands)	2022	2021
Inventory:
MedCenter hardware	$1,589	$1,201
Pharmaceuticals	2,904	2,150
Spare parts	595	565
Total inventory	$5,088	$3,916
Pharmaceutical inventory was recognized in pharmacy and hardware cost of products sold at $7.9 million and $3.1 million during the three months ended March 31, 2022 and 2021, respectively. MedCenter hardware was recognized in pharmacy and hardware cost of products sold at $0.1 million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively.
Property, plant and equipment
The following tables present property, plant and equipment balances:

	Estimated useful lives	March 31,	December 31,
(in thousands)		2022	2021
Property, plant and equipment:
MedCenter equipment	8 years	$6,861	$5,875
IT equipment	1 - 3 years	2,373	2,361
Leasehold improvements	lesser of useful life or term of lease	903	880
General plant and equipment	5 - 8 years	603	603
Office furniture and equipment	5 - 8 years	464	394
Vehicles	5 years	54	54
Construction-in-process		680	1,021
Total historical cost		11,938	11,188
Accumulated depreciation		(5,763)	(5,496)
Total property, plant and equipment, net		$6,175	$5,692
Depreciation expense of property and equipment was $0.3 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. Depreciation expense included in pharmacy and hardware cost of products sold was $0.03 million and $0.05 million for the three months ended March 31, 2022 and 2021, respectively.

Intangible assets
The following table presents intangible asset balances:

	March 31,	December 31,
(in thousands)	2022	2021
Gross intangible assets:
Intellectual property	$3,857	$3,857
Software	5,064	4,475
Website and mobile application	583	583
Total intangible assets	9,504	8,915
Accumulated amortization:
Intellectual property	(3,857)	(3,857)
Software	(2,299)	(2,175)
Website and mobile application	(583)	(583)
Total accumulated amortization	(6,739)	(6,615)
Total intangible assets, net	$2,765	$2,300
Amortization expense of intangible assets was $0.12 million and $0.03 million for the three months ended March 31, 2022 and 2021, respectively, and are included in operating expenses.
Lessee leases
Balance sheet amounts for lease assets and leases liabilities are as follows:

	March 31,	December 31,
(in thousands)	2022	2021
Assets:
Operating	$2,416	$2,376
Finance	212	162
Total assets	$2,628	$2,538
Liabilities:
Operating:
Current	$626	$599
Long-term	1,996	1,947
Finance:
Current	107	83
Long-term	106	80
Total liabilities	$2,835	$2,709
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s leases as follows:

	March 31,	December 31,
(in thousands)	2022	2021
Finance leases:
Weighted-average remaining lease term (years)	2.2	1.5
Weighted-average discount rate	8.4%	8.8%
Operating leases:
Weighted-average remaining lease term (years)	4.1	4.2
Weighted-average discount rate	6.9%	6.9%

Maturities of operating leases liabilities are as follows, in thousands:

Remaining period in 2022	$602
2023	757
2024	617
2025	534
2026	468
2027	64
Thereafter	—
Total lease payments	3,042
Less: present value discount	(420)
Total leases	$2,622
Maturities of finance lease liabilities are as follows, in thousands:

Remaining period in 2022	$92
2023	91
2024	47
2025	5
2026	—
2027	—
Thereafter	—
Total finance lease payments	235
Less: imputed interest	(22)
Total leases	$213
Operating lease expense was $0.2 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

NOTE 8 - DEBT
The following table presents debt balances at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
(in thousands)	2022	2021
Term loan	10,100	10,070
Term loan issuance costs, net	(492)	(532)
Total debt, net	9,608	9,538
Less short term debt	—	—
Long-term debt, net	$9,608	$9,538
Term loan
The Term loan bears interest at a floating rate equal to the greater of 7.25% or the Prime Rate plus 4.0% (7.25% at March 31, 2022). The Company could borrow up to an additional $20.0 million in aggregate term loans on or before April 30, 2022, however this option was not used and expired.

NOTE 9 - INCOME TAXES
The Company incurred minimal income tax expense for the three months ended March 31, 2022, due to ongoing losses and minimum state income tax obligations. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of the ongoing losses.
As of March 31, 2022, the Company recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future.
On March 11, 2021, the U.S. federal government enacted the American Rescue Plan Act of 2021, which did not have a material impact on our benefit for income taxes.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
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

NOTE 11 - SHARE-BASED COMPENSATION AND WARRANTS
Share-based compensation
The following table presents the Company's expense related to share-based compensation, in thousands:

	Three Months Ended March 31,
	2022	2021
Share-based compensation	$564	$260
The share-based compensation expense for the three months ended March 31, 2022, included $0.03 million from 2020 ESPP expense. Expense remaining to be recognized for unvested option awards from the 2012, 2018, and 2020 plans as of March 31, 2022 was $2.7 million, which will be recognized on a weighted average basis over the next 3.2 years. Expense remaining to be recognized for unvested RSU awards was $2.7 million will be recognized on a weighted average basis over the next 2.7 years.

The following table presents the Company's outstanding option awards activity during the three months ended March 31, 2022:

(in thousands, except for share and per share amounts)	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	2,848,903	$2.78		$1.44		$31
Granted	1,749,015	1.18		0.85		—
Exercised/Released	—	—		—		—
Expired	(117,730)	2.11		1.15		—
Forfeited	(127,617)	3.18		1.66		—
Outstanding, end of period	4,352,571	$2.15		$1.21	8.54	$40
Vested and exercisable, end of the period	1,710,753	2.17		1.07	6.88	—
Vested and unvested exercisable, end of the period	1,710,753	2.17		1.07	6.88	—
Vested and expected to vest, end of the period	4,095,070	2.16		1.21	8.47	38
During the three months ended March 31, 2022, the Company granted approximately 1.2 million restricted stock units or RSUs to employees with a weighted average fair value of $1.20 per RSU and total aggregate intrinsic value of $1.4 million. 12,048 RSUs vested and 26,074 RSU's were forfeited during the three months ended March 31, 2022.

As of March 31, 2022 and December 31, 2021, there was an aggregate of 2.1 million and 3.4 million shares of common stock, respectively, available for grant under the 2020 Plan.
In April 2022, the Company adopted the MedAvail Holdings, Inc. 2022 Inducement Equity Incentive Plan or the Inducement Plan. The Inducement Plan reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. On April 8, 2022, the Company issued inducement awards to employees that included options to purchase 426,500 shares of Company common stock, and 426,500 RSUs. The inducement stock options have an exercise price of $1.96, and 25% of the shares vest on the one year anniversary of the date that employment commenced, and an additional one forty-eighth (1/48th) of the shares vest monthly thereafter. The inducement RSUs vest at one-third (1/3rd) of the shares on the first, second and third yearly anniversaries of March 1, 2022.
Warrants
During the three months ended March 31, 2022 no warrants were issued or exercised. There were 626,339 related party warrants outstanding as of March 31, 2022.

NOTE 12 - REVENUE AND SEGMENT REPORTING
Operating segments are the individual operations that the chief operating decision maker, or CODM, who is our chief executive officer, reviews for purposes of assessing performance and making resource allocation decisions. The CODM currently receives the monthly management report which includes information to assess performance. The retail pharmacy services and pharmacy technology operating segments both engage in different business activities from which they earn revenues and incur expenses.
The Company has the following two reportable segments:
Retail Pharmacy Services Segment
Retail Pharmacy Services segment revenue consists of products sold directly to consumers at the point of sale. MedAvail recognizes retail pharmacy revenue, net of taxes and expected returns, at the time it sells merchandise or dispenses prescription drugs to the customer. The Company estimates revenue based on expected reimbursements from third-party payers (e.g., pharmacy benefit managers, insurance companies and governmental agencies) for dispensing prescription drugs. The estimates are based on all available information including historical experience and are updated to actual reimbursement amounts.
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
The following table presents revenue and costs of products sold and services by segment, in thousands:

	Retail Pharmacy Services	Pharmacy Technology	Total
Three Months Ended March 31, 2022
Revenue:
Pharmacy and hardware revenue:
Retail pharmacy revenue	$8,849	$—	$8,849
Hardware	—	56	56
Subscription	—	109	109
Total pharmacy and hardware revenue	8,849	165	9,014
Service revenue:
Software integration	—	—	—
Software	—	48	48
Maintenance and support	—	32	32
Installation	—	6	6
Professional services and other	—	14	14
Total service revenue	—	100	100
Total revenue	8,849	265	9,114
Cost of products sold and services	8,482	131	8,613
Segment gross profit	$367	$134	501
Operating Expense:
Pharmacy operations			3,929
General and administrative			6,535
Selling and marketing			2,313
Research and development			493
Total operating expense			13,270
Operating loss			$(12,769)

	Retail Pharmacy Services	Pharmacy Technology	Total
Three Months Ended March 31, 2021
Revenue:
Pharmacy and hardware revenue:
Retail pharmacy revenue	$3,418	$—	$3,418
Hardware	—	241	241
Subscription	—	122	122
Total pharmacy and hardware revenue	3,418	363	3,781
Service revenue:
Software integration	—	—	—
Software	—	33	33
Maintenance and support	—	31	31
Installation	—	16	16
Professional services and other	—	166	166
Total service revenue	—	246	246
Total revenue	3,418	609	4,027
Cost of products sold and services	3,329	378	3,707
Segment gross profit	$89	$231	320
Operating Expense:
Pharmacy operations			2,593
General and administrative			5,676
Selling and marketing			1,534
Research and development			168
Total operating expense			9,971
Operating loss			$(9,651)
The following table presents assets and liabilities by segment, in thousands:

	Retail Pharmacy Services	Pharmacy Technology	Corporate	Total
March 31, 2022
Assets	$16,323	$6,661	$4,708	$27,692
Liabilities	$6,705	$4,183	$10,189	$21,077
December 31, 2021
Assets	$13,641	$5,222	$19,280	$38,143
Liabilities	$5,618	$3,567	$9,885	$19,070
The following table presents long-lived assets, which include property, plant, and equipment and right-of-use-assets by geographic region, based on the physical location of the assets, in thousands:

	March 31,	December 31,
	2022	2021
Long-lived assets:
United States	$8,383	$7,675
Canada	420	555
Total long-lived assets	$8,803	$8,230

NOTE 12 - SUBSEQUENT EVENTS
On March 30, 2022, the Company entered into a Securities Purchase Agreement, or Purchase Agreement, with certain purchasers thereto, or the Investors. Pursuant to the Purchase Agreement, the Company agreed to issue and sell to the Investors in a private placement, or the Private Placement, up to 47.1 million shares, or the Shares, of the Company’s Common Stock, and to issue warrants, or the Warrants, to purchase up to 23.5 million shares of Common Stock, or Warrant Shares. The Shares and the Warrants were or will be sold at two closings as further described below, at a price per share of $1.0625.
Each Investor purchasing Shares in the Private Placement was or will also be issued a Warrant to purchase that number of Warrant Shares equal to 50% of the number of Shares purchased under the Purchase Agreement by such Investor. The Warrants have a per share exercise price of $1.25 and will be exercisable by the holder at any time on or after the issuance date of the Warrant for a period of five years. If the Warrants were exercised in full by the Investors, the Company would receive additional gross proceeds of up to $29.4 million. In addition, the Warrant terms provide the Company with a call option to force the Warrant holders to exercise up to two-thirds of the warrant shares subject to each Warrant, with one-third of the Warrant Shares being callable beginning on each of the 12 month and 24 month anniversaries of the Warrant issuance dates, in each case until the expiration of the Warrants, and subject to the satisfaction of certain pricing conditions relating to the trading of the Company’s shares. If the Company were to exercise the contingent call options, approximately $19.6 million in additional equity could be raised.
On April 4, 2022, the first closing of the Private Placement occurred, in which 37.6 million shares of Common Stock for $40.0 million in gross proceeds, and Warrants exercisable for up to 18.8 million Warrant Shares were sold and issued by the Company, and pursuant to which the Company received $40.0 million in gross proceeds, before deducting placement agent commissions and other offering expenses. A second and final closing is expected to occur in July 2022, subject to the satisfaction or wavier of certain conditions to closing, pursuant to which the Company shall sell and issue, and the Investors shall purchase, an additional 9.4 million shares of Common Stock for $10.0 million in additional gross proceeds and Warrants exercisable for up to 4.7 million Warrant Shares.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with our audited historical consolidated condensed financial statements for the year ended December 31, 2021, which are included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2022, and our unaudited consolidated condensed financial statements for the three months ended March 31, 2022 included elsewhere in this Quarterly Report on Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Quarterly Report on Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q, and Part I, Item 1A. "Risk Factors" of the 2021 Form 10-K for the year ended December 31, 2021. Unless otherwise indicated or the context otherwise requires, references herein to “MedAvail,” “MedAvail Holdings,” “we,” “us,” “our,” and the “Company” refers to MedAvail Holdings, Inc. and its subsidiaries.
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
We offer a unique, pharmacy technology solution which is anchored around our core technology called the MedAvail MedCenter™, or the MedCenter. The MedCenter enables on-site pharmacy in medical clinics, retail store locations, employer sites with and without onsite clinics, and any other location where onsite prescription dispensing is desired. The MedCenter establishes an audio-visual connection to a live pharmacist enabling prescription drug dispensing to occur directly to a patient while still providing real-time supervision by a pharmacist. Although our technology platform has broad application, we are currently focused on serving high-value Medicare members in the United States of America, or U.S.
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
The MedCenter kiosk works in tandem with our Remote Dispensing System®, or the Remote Dispensing System, which consists of customer-facing software for remote ordering of medications for pick-up at a MedCenter, or next day home delivery. Supporting our MedCenter kiosks and Remote Dispensing System is our back-end MedPlatform® Enterprise Software, or the MedPlatform Enterprise Software, which controls dispensing and MedCenter monitoring; and supporting Pharmacy Management System software, which allows connection to our supporting team of pharmacists and kiosk administrators.
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
Components of Operating Results for the Three Months Ended March 31, 2022
We have never been profitable and we incurred operating losses in each year since inception. Our net losses were $13.0 million and $9.5 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $205.1 million. Substantially all of our operating losses resulted from expenses incurred in connection with building out our retail pharmacy services operating footprint and from general and administrative costs associated with our operations.
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
As of March 31, 2022, we had cash and cash equivalents of $5.3 million. We will continue to require additional capital to continue our technology development and commercialization activities and build out our pharmacy operations to serve our growing customer base. Accordingly, in November 2020 and April 2022 we completed the sale of additional equity through a private placement funding, where we raised $83.9 million, and $40.0 million, respectively. Additionally, in June 2021 we entered into a term loan and borrowed $10.0 million. We expect to raise additional capital to continue funding operations. The amount and timing of future funding requirements will depend on many factors, including the pace and results of our growth strategy and capital market conditions. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop product candidates.
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
Results of Operations for the Three Months Ended March 31, 2022
Revenue – Retail Pharmacy and Hardware and Service
Retail pharmacy and hardware revenue
Retail pharmacy revenue from the Retail Pharmacy Services segment are derived from sales of prescription medications and over-the-counter products to patients. Medications are sold and delivered by various methods including dispensing product directly from the MedCenter, patient pick up at MedAvail’s SpotRx pharmacy locations or home delivery of medications to patient residences. Hardware sales from the pharmacy technology segment are derived from either the sales or subscription of the MedCenter to customers.
Service revenue
Services revenue from the Pharmacy Technology Segment is derived from installation and support services.

Revenue

	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Pharmacy and hardware revenue:	(in thousands)
Retail pharmacy revenue	$8,849	$3,418	$5,431	159%
Hardware	56	241	(185)	(77)%
Subscription	109	122	(13)	(11)%
Total pharmacy and hardware revenue	9,014	3,781	5,233	138%
Service revenue:
Software integration	—	—	—	—%
Software	48	33	15	45%
Maintenance and support	32	31	1	3%
Installation	6	16	(10)	(63)%
Professional services and other	14	166	(152)	(92)%
Total service revenue	100	246	(146)	(59)%
Total revenue	$9,114	$4,027	$5,087	126%
During the three months ended March 31, 2022, retail pharmacy and hardware revenue increased $5.2 million to $9.0 million compared to the same period in 2021. The $5.2 million increase was due to a $5.4 million increase from volume growth in prescription revenue at existing sites and additional sites launched in Florida and Michigan throughout 2021 and continuing into 2022, offset by the decrease in hardware revenue from the first quarter 2021.
During the three months ended March 31, 2022, service revenue decreased $0.15 million to $0.10 million compared to the same period in 2021.
Cost of Products Sold and Services
Retail pharmacy and hardware cost of products sold
Cost of products sold consists primarily of prescription medications, and other over-the-counter health products; and costs associated with MedCenters sold to third-party customers.
Service costs
Service costs consists primarily of costs incurred to install and maintain MedCenters at third-party customer locations.
Costs of Products and Services

	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Retail pharmacy and hardware cost of products sold:	(in thousands)
Prescription drugs	$7,856	$3,060	$4,796	157%
Shipping	625	270	355	131%
Hardware	56	150	(94)	(63)%
Depreciation	26	46	(20)	(43)%
Total retail pharmacy and hardware cost of products sold	8,563	3,526	5,037	143%
Service costs:
Professional services	1	142	(141)	(99)%
Maintenance and support services	45	28	17	61%
Installation services	4	11	(7)	(64)%
Total service costs	50	181	(131)	(72)%
Total cost of products sold and services	$8,613	$3,707	$4,906	132%

During the three months ended March 31, 2022, retail pharmacy and hardware cost of products sold increased $5.0 million to $8.6 million compared to the same period in 2021. The increase was primarily due to costs associated with volume growth in prescription sales at existing sites and additional sites launched in Florida and Michigan throughout 2021 and continuing into 2022. Shipping costs, related to our home delivery service via third-party courier, increased $0.4 million compared to the same period in 2021.
During the three months ended March 31, 2022, service costs were reasonably consistent with the same period in the prior year.
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

	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Pharmacy operations expenses:	(in thousands)
Wages and salaries	$2,959	$2,135	$824	39%
Rent, utilities, and other	502	171	331	194%
Depreciation of property, plant and equipment	227	208	19	9%
Amortization of intangible assets	122	34	88	259%
Repairs and maintenance	119	45	74	164%
Total pharmacy operations expenses	$3,929	$2,593	$1,336	52%
During the three months ended March 31, 2022, pharmacy operations expenses increased $1.3 million to $3.9 million compared to the same period in 2021. This increase was primarily due to having one additional central pharmacy location in 2022 compared to the same period in 2021. Additionally, volume growth continued to ramp at existing pharmacy locations, thus increasing pharmacy personnel and supplies, resulting in increased wages, salaries, and operating costs. Amortization of intangible assets has increased as a result of deploying internally developed software in our pharmacy operations.
General and Administrative
General and administrative expenses consist of personnel costs, facility expenses and expenses for outside professional services, including legal, audit and accounting services. Personnel costs consist of salaries, benefits and share-based compensation. Facility expenses consist of rent and other related costs specific to our corporate and technology activities. Corporate insurance, office supplies and technology expenses are also captured within general and administrative expenses. We incurred and expect to incur additional expenses as a result of being a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, or SEC, Nasdaq, additional insurance, investor relations and other administrative expenses and professional services.
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

	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	Amount Change	% Change
General and administrative expenses:	(in thousands)
Wages and salaries	$3,488	$2,918	$570	20%
Professional services	834	1,045	(211)	(20)%
Share-based compensation	569	260	309	119%
Insurance	508	458	50	11%
Software licenses and support	360	185	175	95%
Rent, utilities, and other	569	539	30	6%
Office and IT supplies	102	75	27	36%
Travel and other employee expenses	72	155	(83)	(54)%
Depreciation of property, plant and equipment	33	41	(8)	(20)%
Total general and administrative expenses	$6,535	$5,676	$859	15%
During the three months ended March 31, 2022, general and administrative costs increased approximately $0.9 million to $6.5 million compared to the same period in 2021. This increase was primarily due to hiring additional administrative staff, increased share based compensation, as well as other investments necessary for our growth as a public company.
Selling and Marketing
Selling and marketing expenses consist of personnel costs, marketing and advertising costs, and marketing related expenses for outside professional services. Wages and salaries consist of compensation costs incurred for all selling and marketing employees including our in clinic customer account managers, and contractors including bonuses, health plans, and severance.

	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Selling and marketing expenses:	(in thousands)
Wages and salaries	$2,094	$1,362	$732	54%
Travel and other employee expenses	130	38	92	242%
Marketing	74	129	(55)	(43)%
Other selling and marketing expenses	15	5	10	200%
Total selling and marketing expenses	$2,313	$1,534	$779	51%
During the three months ended March 31, 2022, selling and marketing costs increased approximately $0.8 million to $2.3 million compared to the same period in 2021. This increase was primarily due to personnel related costs associated with hiring additional Clinic Account Managers (CAMs) and Regional Directors, which directly support the staff and patients at the medical clinics where we are deployed.
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

	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Research and development expenses:	(in thousands)
Wages and salaries	$191	$167	$24	14%
Other expenses	302	1	301	30,100%
Total research and development expenses	$493	$168	$325	193%

During the three months ended March 31, 2022, research and development costs increased approximately $0.3 million. This increase was primarily due to ongoing product improvement activities, including efforts to integrate our MedPlatform® Enterprises Software with the EPIC pharmacy management system.
Interest Income and Expense
Interest expense consists of accrued interest on outstanding debt and is payable monthly.

	Three Months Ended March 31,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Interest income:	(in thousands)
Interest income	$1	$40	$(39)	(98)%
Total interest income	$1	$40	$(39)	(98)%
Interest expense:
Interest expense	$(254)	$(2)	$(252)	12,600%
Total interest expense	$(254)	$(2)	$(252)	12,600%
During the three months ended March 31, 2022, interest expense increased compared to the same period in 2021 due to entering into a term loan in June 2021. For more detail on outstanding debt and associated maturities, see Note 8 to the unaudited consolidated condensed financial statements presented elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
Sources of Liquidity
Since inception through March 31, 2022, our operations have been financed primarily by net cash proceeds from the sale of stock from private placements, the sale of redeemable preferred stock and debt. As of March 31, 2022, we had $5.3 million in cash and cash equivalents and an accumulated deficit of $205.1 million. We added to our liquidity resources in 2021 through a senior secured term loan facility with Silicon Valley Bank or the Loan Agreement, pursuant to which we have borrowed $10.0 million in aggregate initial term loans. In April 2022, we completed a private placement, pursuant to which we received $40.0 million in gross proceeds before deducting placement agent commissions and other offering expenses. An additional $10.0 million in gross proceeds is expected to close on July 1, 2022, subject to the satisfaction or waiver of certain conditions to closing.
In connection with the private placement, we issued callable warrants in April 2022 and expect to issue additional callable warrants in July 2022. The warrant call option is exercisable by us beginning on each of the 12 month and 24 month anniversaries of the warrant issuance dates and subject to the satisfaction of certain pricing conditions relating to the trading of our shares. If the warrants are exercised in full by the Investors, we would receive additional gross proceeds of up to $29.4 million. If we exercise our call option, then we could raise up to an additional $19.6 million.
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
However, we may not be able to secure additional financing in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity securities to raise additional funds, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates. Our management actively evaluates matters of liquidity and growth capital needs, including evaluating debt and equity as sources of growth capital with a focus on lower overall weighted average cost of capital and favorable financing terms. Our primary uses of liquidity are operating activities, capital expenditures, and lease payments.

Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		2022 vs. 2020
(In thousands)	2022	2021	Amount Change	% Change
Cash used in operating activities	$(13,264)	$(9,830)	$(3,434)	35%
Cash used in investing activities	(852)	(712)	(140)	20%
Cash (used in) provided by financing activities	(23)	189	(212)	(112)%
Net decrease in cash and cash equivalents, and restricted cash	$(14,139)	$(10,353)	$(3,786)	37%
Operating Activities
During the three months ended March 31, 2022, cash used in operating activities increased $3.4 million to $13.3 million compared to the same period in 2021. The increase was primarily due to an increase in inventory, operating expenses from wages and salaries, and costs attributable to the launch and growth of our retail pharmacy operations in Arizona, California, Michigan, and Florida, and operating as a public company.
Investing Activities
During the three months ended March 31, 2022, cash used in investing activities increased $0.1 million to $0.9 million compared to the same period in 2021. The increase was primarily due to an increase in investment in property, plant and equipment and intangible assets associated with investments in Retail Pharmacy Services operations in Arizona, California, Michigan, and Florida.
Financing Activities
During the three months ended March 31, 2022, cash provided by financing activities decreased $0.2 million to $0.0 million compared to the same period in 2021. During the three months ended March 31, 2021, the activity was primarily from the issuance of common stock due to the exercise of options and warrants, with no similar activity during the three months ended March 31, 2022.
Critical Accounting Estimates
There were no significant changes in our critical accounting estimates in the three months ended March 31, 2022, from those previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 29, 2022.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Part II, Item 8, Note 5 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 29, 2022, and Note 4: "Recent Accounting Pronouncements" in the notes to our unaudited consolidated condensed financial statements included elsewhere in this Quarterly Report Form 10-Q.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II
Item 1. Legal Proceedings
The information set forth under the heading “Legal” in Note 10, Commitments and Contingencies, in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, or the “2021 Annual Report, filed with the Securities and Exchange Commission on March 29, 2022. The risk factors described in our 2021 Annual Report, as well as other information set forth in this Quarterly Report on Form 10-Q, could materially adversely affect our business, financial condition, results of operations and prospects, and should be carefully considered. The risks and uncertainties that we face, however, are not limited to those described in the 2021 Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures and the related impacts to economic and operating conditions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
4.1	Form of Common Stock Purchase Warrant issued by MedAvail, Inc.	8-K	4.1	November 18, 2020
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant, MedAvail, Inc., and certain stockholders, dated October 9, 2020	S-4/A	4.9	October 9, 2020
4.3	Form of Common Stock Purchase Warrant issued by the Registrant to H.C. Wainwright & Co., LLC or its affiliates	8-K	4.3	November 18, 2020
4.4	Securities Purchase Agreement, dated as of March 30, 2022	8-K	10.1	April 4, 2022
4.5	Registration Rights Agreement, dated as of March 30, 2022	8-K	10.2	April 4, 2022
4.6	Form of Warrant	8-K	10.3	April 4, 2022
10.1#§	Offer Letter by and between the Registrant and Mark Doerr	8-K	10.1	January 11, 2022
10.2#§	Change of Control and Severance Agreement by and between the Registrant and Mark Doerr	8-K	10.2	January 11, 2022
10.3#§	Transition Services Agreement between the Company and Ed Kilroy	8-K	10.3	January 11, 2022
10.4#§	Offer Letter between the Company and Steven Hess	8-K	10.1	February 22, 2022
10.5#§	Change of Control and Severance Agreement between the Company and Steven Hess	8-K	10.2	February 22, 2022
10.6#	MedAvail Holdings, Inc. 2022 Inducement Equity Incentive Plan and related forms of stock option and restricted stock unit agreements.	8-K	10.1	April 8, 2022
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the consolidated condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q
104*	Inline XBRL for the cover page of this Quarterly on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set
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

MEDAVAIL HOLDINGS, INC.

Date: May 13, 2022	By:	/s/ Mark Doerr
Mark Doerr
President, Chief Executive Officer, and Principal Executive Officer

	By:	/s/ Ramona Seabaugh
Ramona Seabaugh
Chief Financial Officer and Principal Financial Officer