Form 10-Q
period 2022-06-30
MedAvail Holdings, Inc.
filed 2022-08-12
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 9, 2022, there were 80,021,737 shares of the registrant’s common stock outstanding.

MedAvail Holdings, Inc.
Form 10-Q
For the Three and Six Months Ended June 30, 2022

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

PART I
Item 1. Financial Statements
MEDAVAIL HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share amounts)

	June 30,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$29,202	$19,689
Restricted cash	676	400
Accounts receivable (net of allowance for doubtful accounts of $123 thousand for June 30, 2022, $66 thousand for December 31, 2021)	2,076	1,189
Inventories	5,620	3,916
Prepaid expenses and other current assets	3,376	2,191
Total current assets	40,950	27,385
Property, plant and equipment, net	6,366	5,692
Intangible assets, net	2,851	2,300
Right-of-use assets	2,433	2,538
Other assets	233	228
Total assets	$52,833	$38,143
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,873	$2,477
Accrued liabilities	1,696	1,530
Accrued payroll and benefits	3,047	2,733
Deferred revenue	91	83
Current portion of lease obligations	743	682
Total current liabilities	8,450	7,505
Long-term debt, net	9,679	9,538
Long-term portion of lease obligations	1,917	2,027
Total liabilities	20,046	19,070
Commitments and contingencies
Stockholders' deficit:
Common shares ($0.001 par value, 300,000,000 shares authorized, 70,609,972 and 32,902,048 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	71	33
Warrants	8,876	1,373
Additional paid-in-capital	247,598	216,685
Accumulated other comprehensive loss	(6,928)	(6,928)
Accumulated deficit	(216,830)	(192,090)
Total stockholders' equity	32,787	19,073
Total liabilities and stockholders' equity	$52,833	$38,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDAVAIL HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Pharmacy and hardware revenue	$10,930	$4,725	$19,944	$8,506
Service revenue	254	305	354	551
Total revenue	11,184	5,030	20,298	9,057
Cost of products sold and services:
Pharmacy and hardware cost of products sold	10,151	4,679	18,714	8,205
Service costs	115	178	165	359
Total cost of products sold and services	10,266	4,857	18,879	8,564
Operating expense:
Pharmacy operations	3,648	3,085	7,578	5,678
General and administrative	6,100	5,737	12,642	11,413
Selling and marketing	2,307	1,613	4,612	3,147
Research and development	281	201	774	369
Total operating expense	12,336	10,636	25,606	20,607
Operating loss	(11,418)	(10,463)	(24,187)	(20,114)
Other gain (loss), net	—	38	—	199
Interest income	—	27	1	67
Interest expense	(276)	(66)	(530)	(68)
Loss before income taxes	(11,694)	(10,464)	(24,716)	(19,916)
Income tax expense	(24)	—	(24)	—
Net loss and comprehensive loss	$(11,718)	$(10,464)	$(24,740)	$(19,916)
Net loss per share - basic and diluted	$(0.17)	$(0.32)	$(0.48)	$(0.61)
Weighted average shares outstanding - basic and diluted	69,356,723	32,546,395	51,239,994	32,493,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDAVAIL HOLDINGS, INC.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)
(in thousands, except per share amounts)

	Common Shares		Preferred Shares (1)		Warrants	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	32,908,922	$33	—	$—	$1,373	$217,249	$(205,112)	$(6,928)	$6,615
Net loss	—	—	—	—	—	—	(11,718)	—	(11,718)
Issuance of common shares	37,647,055	38	—	—	—	37,163	—	—	37,201
Issuance of warrants	—	—	—	—	7,503	(7,503)	—	—	—
Issuance of common shares under employee stock purchase plan	53,995	—	—	—	—	77	—	—	77
Share-based compensation	—	—	—	—	—	612	—	—	612
Balance at June 30, 2022	70,609,972	$71	—	$—	$8,876	$247,598	$(216,830)	$(6,928)	$32,787

Balance at December 31, 2021	32,902,048	$33	—	—	$1,373	$216,685	$(192,090)	$(6,928)	$19,073
Net loss	—	—	—	—	—	—	(24,740)	—	(24,740)
Issuance of common shares	37,647,055	38	—	—	—	37,163	—	—	37,201
Issuance of warrants	—	—	—	—	7,503	(7,503)	—	—	—
Shares issued for vested RSUs	6,874	—	—	—	—	—	—	—	—
Issuance of common shares under employee stock purchase plan	53,995	—	—	—	—	77	—	—	77
Share-based compensation	—	—	—	—	—	1,176	—	—	1,176
Balance at June 30, 2022	70,609,972	$71	—	$—	$8,876	$247,598	$(216,830)	$(6,928)	$32,787

Balance at March 31, 2021	31,939,898	$32	—	$—	$2,579	$214,125	$(157,727)	$(6,928)	$52,081
Net loss	—	—	—	—	—	—	(10,464)	—	(10,464)
Exercise of options	23,177	—	—	—	—	40	—	—	40
Exercise of warrants	620,659	1	—	—	(1,094)	1,212	—	—	119
Share-based compensation		—	—	—	—	323	—	—	323
Balance at June 30, 2021	32,583,734	$33	—	$—	$1,485	$215,700	$(168,191)	$(6,928)	$42,099

Balance at December 31, 2020	31,816,020	32	—	—	2,614	213,624	(148,275)	(6,928)	61,067
Net loss	—	—	—	—	—	—	(19,916)	—	(19,916)
Exercise of options	144,101	—	—	—	—	241	—	—	241
Exercise of warrants	623,613	1	—	—	(1,129)	1,252	—	—	124
Share-based compensation	—	—	—	—	—	583	—	—	583
Balance at June 30, 2021	32,583,734	$33	—	$—	$1,485	$215,700	$(168,191)	$(6,928)	$42,099

(1) $0.001 par value, 10,000,000 shares authorized at June 30, 2022 and December 31, 2021.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDAVAIL HOLDINGS, INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(24,740)	$(19,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant, and equipment	573	586
Amortization of intangible and leased assets	679	480
Bad debt and other non-cash receivables adjustments	59	21
Term loan discount amortization and interest accretion on debt	141	4
Share-based compensation expense	1,176	583
PPP loan forgiveness gain	—	(161)
Changes in operating assets and liabilities:
Accounts receivable	(946)	441
Inventory	(2,380)	(893)
Prepaid expenses and other current assets	(1,185)	495
Accounts payable, accrued expenses and other liabilities	1,180	2,123
Deferred revenue	8	53
Operating lease liability due to cash payments	(279)	(332)
Net cash used in operating activities	(25,714)	(16,516)
Cash flows from investing activities:
Purchase of property, plant and equipment	(634)	(411)
Payment of security deposits	(5)	(11)
Purchase of intangible assets	(1,087)	(991)
Net cash used in investing activities	(1,726)	(1,413)
Cash flows from financing activities:
Issuance of common shares	37,201	—
Issuance of common shares upon exercise of options and warrants	—	365
Issuance of common shares upon exercise of employee stock purchase plan	77	—
Proceeds from debt	—	10,000
Payment of debt issuance costs	—	(604)
Repayment of debt	—	(1,000)
Payments on finance lease obligations	(49)	(31)
Net cash provided by financing activities	37,229	8,730
Net increase (decrease) in cash, cash equivalents and restricted cash	9,789	(9,199)
Cash, cash equivalents and restricted cash at beginning of period	20,089	57,996
Cash, cash equivalents and restricted cash at end of period	$29,878	$48,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDAVAIL HOLDINGS, INC.
Consolidated Condensed Statement of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Supplemental cash flow information:
Cash paid for interest	$376	$—
Supplemental noncash investing and financing activities:
Inventory transferred to property, plant and equipment	$676	$539
Property, plant and equipment transferred to intangible assets	$—	$46
Purchase of property, plant and equipment in accounts payable	$62	$189
Purchase of intangible assets in accounts payable	$—	$294
Fair value of warrant issued upon closing of private placement	$7,503	$—
Lease liabilities arising from obtaining right of use assets:
Operating leases	$206	$437
Finance leases	$73	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

NOTE 2 - GOING CONCERN
Relevant accounting standards require that management make a determination as to whether or not substantial doubt exists as to the Company's ability to continue as a going concern. If substantial doubt does exist, then management should determine if there are plans in place which alleviate that doubt. Since inception through June 30, 2022, the Company continually incurred losses from operations which have been financed primarily by net cash proceeds from the sale of stock from private placements, the sale of redeemable preferred stock and debt. Net cash used in operating activities for six months ended June 30, 2022 and 2021 was $25.7 million and $16.5 million, respectively. As of June 30, 2022, the Company had $29.2 million in cash and cash equivalents and an accumulated deficit of $216.8 million.

In April 2022, the Company completed a private placement, pursuant to which the Company received $40.0 million in gross proceeds, with an additional $10.0 million in gross proceeds received upon the second close that occurred on July 1, 2022, before deducting placement agent commissions and other offering expenses. Additionally, the private placement included warrants, some of which may be callable at the Company’s option beginning on each of the 12 month and 24 month anniversaries of the warrant issuance dates and subject to the satisfaction of certain pricing conditions relating to the trading of the Company’s shares. See Note 11 for further information regarding the private placement warrants.

Due to the Company’s significant and ongoing cash requirements to fund operations, management determined that there is substantial doubt as to the Company’s ability to continue as a going concern. The Company added liquidity resources in 2021 through a senior secured term loan facility with Silicon Valley Bank as described in Note 8, pursuant to which the Company borrowed $10.0 million in aggregate initial term loans. Additionally, as referenced above, the Company raised $40.0 million and $10.0 million in gross proceeds through a private placement that closed in April 2022 and July 2022, respectively. There can be no assurance that the steps management is taking will be successful. If the Company is unable to raise additional capital in sufficient amounts or on acceptable terms, the Company may have to significantly reduce operations or delay, scale back or discontinue development and expansion plans. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s ultimate success will largely depend on continued development and deployment of MedCenter kiosks and SpotRx pharmacy operations and the ability to raise significant additional funding.

NOTE 3 - BASIS OF PRESENTATION
The accompanying unaudited consolidated condensed financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for unaudited interim financial information. Accordingly, the unaudited interim consolidated condensed financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The consolidated condensed balance sheet as of December 31, 2021 was derived from the Company's audited consolidated financial statements but does not include all disclosures required by GAAP for audited financial statements. In the opinion of the Company's management, the interim information includes all adjustments, which include normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission, or SEC on March 29, 2022, or the 2021 Form 10-K.
The preparation of financial statements in accordance with US GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss accruals, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization and in-process research and development intangible assets, and impairment of long-lived assets and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated condensed financial statements in the period they are deemed to be necessary.
Risks and uncertainties relating to COVID-19
The Company bases its estimates on the information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances including estimates of the impact of COVID-19. The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors, including but not limited to, the severity and duration of COVID-19, the extent to which it will impact the Company's clinic customers, employees, suppliers, vendors, and business partners. The Company assessed certain accounting matters that require consideration of estimates and assumptions in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s recoverability of, intangible and other long-lived assets including operating lease right-of-use assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s consolidated condensed financial statements in future reporting periods. Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Actual results could differ from these estimates and any such differences may be material to the Company’s financial statements.
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
Reclassifications
During the fourth quarter of 2021, management reclassified certain operating expenses to reflect the costs attributable to pharmacy operations. Specifically, certain costs were reclassified from general and administrative expenses, to pharmacy operations expenses and selling and marketing expenses. This reclassification had no impact on the operating loss subtotal within the consolidated statements of operations and comprehensive loss. The effect of the reclassifications within the consolidated condensed statement of operations and comprehensive loss for 2021 are as follows (in thousands):

	Three Months Ended June 30, 2021
	Current presentation	As previously reported	Change
Pharmacy operations	$3,085	$2,292	$793
General and administrative	5,737	6,646	(909)
Selling and marketing	1,613	1,497	116
	$10,435	$10,435	$—

	Six Months Ended June 30, 2021
	Current presentation	As previously reported	Change
Pharmacy operations	$5,678	$4,224	$1,454
General and administrative	11,413	13,136	(1,723)
Selling and marketing	3,147	2,878	269
	$20,238	$20,238	$—

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS
Measurement of Credit Losses on Financial Statements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)”- Measurement of Credit Losses on Financial Instruments”, (“ASU 2016-13”), supplemented by ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”, (“ASU 2018-19”). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 became effective for

Public Business Entities who are SEC filers for fiscal years beginning after December 15, 2019, other than smaller reporting companies, all other public business entities and private companies, with early adoption permitted. ASU No. 2016-13 will be effective beginning in the first quarter of the Company's fiscal year 2023. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements and related disclosures.
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820)”- Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, (“ASU 2022-03”). The amendments in this update clarify the guidance in Topic 820. ASU 2022-03 becomes effective for Public Business Entities who are SEC filers for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. ASU No. 2022-03 will be effective beginning in the first quarter of the Company's fiscal year 2024. The Company has not yet completed its evaluation of the impact of this new guidance on its consolidated financial statements.

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
The following table presents warrants included in weighted average shares outstanding due to their insignificant exercise price, during the period from the date of issuance to the exercise date. After these warrants were exercised the related issued and outstanding common shares are included in weighted average shares outstanding:

Shares	Issuance Date	Exercise Date
118,228	May 9, 2018	May 10, 2021
309,698	February 11, 2020	May 10, 2021
84,911	June 29, 2020	May 10, 2021
39,208	November 18, 2020	May 10, 2021
19,310	November 18, 2020	Outstanding
During the three and six months ended June 30, 2022 and 2021, there was no dilutive effect from stock options or other warrants due to the Company’s net loss position. As of June 30, 2022 and 2021, there were 4.7 million and 2.1 million, respectively, of option awards outstanding that were not included in the diluted shares calculation because their inclusion would have been antidilutive. As of June 30, 2022 and December 31, 2021, there were 19.6 million and 0.7 million, respectively, of unexercised warrants that were not included in the diluted shares calculation.

NOTE 6 - FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

		Fair Value Hierarchy
(in thousands)	June 30, 2022	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$29,202	$29,202	$—	$—
Restricted cash	676	676	—	—
Total assets	$29,878	$29,878	$—	$—

		Fair Value Hierarchy
(in thousands)	December 31, 2021	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$19,689	$19,689	$—	$—
Restricted cash	400	400	—	—
Total assets	$20,089	$20,089	$—	$—
The carrying amount of the Company's term loan approximates fair value based upon market interest rates available to us for debt of similar risk and maturities, a Level 2 input. Refer to Note 8, Debt, for further information.

NOTE 7 - BALANCE SHEET AND OTHER INFORMATION
Restricted cash
The Company considers cash to be restricted when withdrawal or general use is legally restricted. During the six months ended June 30, 2022, the Company recovered the $0.06 million restricted cash balance outstanding at December 31, 2021, that was held as a guarantee for certain purchasing cards. During the same period, pursuant to a Loan and Security Agreement with Silicon Valley Bank (see Note 8), the Company issued letters of credit to secure certain operating leases, and the Company is required to maintain a $0.68 million balance with the bank to secure the outstanding letters of credit. Due to the nature of the deposit, the balance is classified as restricted cash. Restricted cash is included in the balance for cash presented in the statements of cash flows.
Inventory
The following table presents detail of inventory balances:

	June 30,	December 31,
(in thousands)	2022	2021
Inventory:
MedCenter hardware	$2,132	$1,201
Pharmaceuticals	2,896	2,150
Spare parts	592	565
Total inventory	$5,620	$3,916
Pharmaceutical inventory was recognized in pharmacy and hardware cost of products sold at $9.2 million and $4.1 million during the three months ended June 30, 2022 and 2021, respectively, and $17.1 million and $7.2 million during the six months ended June 30, 2022 and 2021, respectively. MedCenter hardware was recognized in pharmacy and hardware cost of products sold at $0.18 million and $0.20 million during the three months ended June 30, 2022 and 2021, respectively, and $0.23 million and $0.35 million during the six months ended June 30, 2022 and 2021, respectively.

Prepaid expenses and other current assets

The following table presents prepaid expenses and other current assets balances:

	June 30,	December 31,
(in thousands)	2022	2021
Prepaid expenses and other current assets:
Prepaid MedCenter inventory	$2,300	$1,050
Prepaid insurance	565	509
Other	511	632
Total prepaid expenses and other current assets	$3,376	$2,191

Property, plant and equipment, net
The following table presents property, plant and equipment balances:

	Estimated useful lives	June 30,	December 31,
(in thousands)		2022	2021
Property, plant and equipment:
MedCenter equipment	8 years	$7,076	$5,875
IT equipment	1 - 3 years	2,390	2,361
Leasehold improvements	lesser of useful life or term of lease	910	880
General plant and equipment	5 - 8 years	614	603
Office furniture and equipment	5 - 8 years	534	394
Vehicles	5 years	54	54
Construction-in-process		742	1,021
Total historical cost		12,320	11,188
Accumulated depreciation		(5,954)	(5,496)
Total property, plant and equipment, net		$6,366	$5,692
Depreciation expense of property and equipment was $0.3 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $0.6 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively. Depreciation expense included in pharmacy and hardware cost of products sold was $0.03 million and $0.04 million for the three months ended June 30, 2022 and 2021, respectively, and $0.05 million and $0.09 million for the six months ended June 30, 2022, and 2021, respectively.

Intangible assets, net
The following table presents intangible asset balances:

	June 30,	December 31,
(in thousands)	2022	2021
Gross intangible assets:
Intellectual property	$3,857	$3,857
Software	5,321	4,475
Website and mobile application	583	583
Total intangible assets	9,761	8,915
Accumulated amortization:
Intellectual property	(3,857)	(3,857)
Software	(2,470)	(2,175)
Website and mobile application	(583)	(583)
Total accumulated amortization	(6,910)	(6,615)
Total intangible assets, net	$2,851	$2,300
The Company purchased $0.26 million and $0.84 million of intangible assets for the three month months ended June 30, 2022 and 2021, respectively, and $0.85 million and $1.26 million for the six months ended June 30, 2022 and 2021, respectively.
Amortization expense of intangible assets was $0.17 million and $0.07 million for the three months ended June 30, 2022 and 2021, respectively, and $0.30 million and $0.10 million for the six months ended June 30, 2022 and 2021, respectively, and are included in operating expenses.
The Company’s management team is evaluating its existing systems and software. If management were to determine that certain systems or software were to be replaced in order to achieve greater efficiencies, cost savings, or both, the estimated remaining useful life of some IT equipment and intangible assets may be reduced, resulting in higher depreciation and amortization expense, respectively.

Lessee leases
Balance sheet amounts for lease assets and leases liabilities are as follows:

	June 30,	December 31,
(in thousands)	2022	2021
Assets:
Operating	$2,247	$2,376
Finance	186	162
Total assets	$2,433	$2,538
Liabilities:
Operating:
Current	$637	$599
Long-term	1,836	1,947
Finance:
Current	106	83
Long-term	81	80
Total liabilities	$2,660	$2,709

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s leases as follows:

	June 30,	December 31,
(in thousands)	2022	2021
Operating leases:
Weighted-average remaining lease term (years)	4.0	4.2
Weighted-average discount rate	6.9%	6.9%
Finance leases:
Weighted-average remaining lease term (years)	2.0	1.5
Weighted-average discount rate	8.4%	8.8%
Maturities of operating leases liabilities are as follows, in thousands:

Remaining period in 2022	$414
2023	764
2024	617
2025	534
2026	468
2027	64
Thereafter	—
Total lease payments	2,861
Less: present value discount	(388)
Total leases	$2,473
Maturities of finance lease liabilities are as follows, in thousands:

Remaining period in 2022	$63
2023	92
2024	47
2025	4
2026	—
2027	—
Thereafter	—
Total finance lease payments	206
Less: imputed interest	(19)
Total leases	$187
Operating lease expense was $0.2 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively.

NOTE 8 - DEBT
The following table presents debt balances:

	June 30,	December 31,
(in thousands)	2022	2021
Term loan	10,131	10,070
Term loan issuance costs, net	(452)	(532)
Total long-term debt, net	$9,679	$9,538
Term loan
The Term loan bears interest at a floating rate equal to the greater of 7.25% or the Prime Rate plus 4.0% (8.75% at June 30, 2022). The Company could have borrowed up to an additional $20.0 million in aggregate term loans on or before April 30, 2022, however this option was not used and expired. The Term loan matures on April 1, 2026. Principal repayment will commence on May 1, 2024 in equal monthly installments of the outstanding Loan balance through the maturity date.

NOTE 9 - INCOME TAXES
The Company incurred $24,270 and $0 of income tax expense for the six months ended June 30, 2022, and 2021, respectively. The income taxes for the period ended June 30, 2022, are primarily attributed to certain federal and state taxes. The Company continues to be in a loss position as of June 30, 2022. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of the ongoing losses.

As of June 30, 2022, the Company recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future.

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
The Demands and the Complaints that comprised the Litigation generally alleged that the directors of MYOS breached their fiduciary duties by entering into the Merger Agreement, and MYOS and MAI disseminated an incomplete and misleading Form S-4 Registration Statement. The New York Complaint also alleged MedAvail aided and abetted such breach of fiduciary duties.
MYOS and MAI believe that the claims asserted in the Litigation were without merit, and believe that the Form S-4 Registration Statement disclosed all material information concerning the Merger and no supplemental disclosure was required under applicable law. However, in order to avoid the risk of the Litigation delaying or adversely affecting the Merger and to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, MYOS determined to voluntarily supplement the Form S-4 Registration Statement as described in the Current Report on Form 8-K on November 2, 2020. Subsequently, the Nevada Complaint and the New York Complaint were voluntarily dismissed. MYOS and MAI specifically deny all allegations in the Litigation and/or that any additional disclosure was or is required, and none of the Litigation remains currently pending.

NOTE 11 - EQUITY, SHARE-BASED COMPENSATION AND WARRANTS
On June 14, 2022, the Company’s stockholders approved an Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.001, from 100 million shares to a new total of 300 million shares. The Restated Certificate was effective upon filing the Restated Certificate with the Secretary of State of the State of Delaware on June 15, 2022.
Private Placement
On March 30, 2022, the Company entered into a Securities Purchase Agreement, or Purchase Agreement, with certain purchasers thereto, or the Investors. Pursuant to the Purchase Agreement, the Company agreed to issue and sell to the Investors in a private placement, or the Private Placement, up to 47.1 million shares, or the Shares, of the Company’s Common Stock, and to issue warrants, or the Warrants, to purchase up to 23.5 million shares of Common Stock, or Warrant Shares. The Shares and the Warrants were sold at two closings as further described below, at a price per share of $1.0625.
Each Investor purchasing Shares in the Private Placement was issued a Warrant to purchase that number of Warrant Shares equal to 50% of the number of Shares purchased under the Purchase Agreement by such Investor. The Warrants have a per share exercise price of $1.25 and will be exercisable by the holder at any time on or after the issuance date of the Warrant for a period of five years. If the Warrants were exercised in full immediately after issuance by the Investors, the Company would receive additional gross proceeds of up to $29.4 million. In addition, the Warrant terms provide the Company with a call option to force the Warrant holders to exercise up to two-thirds of the warrant shares subject to each Warrant, with one-third of the Warrant Shares being callable beginning on each of the 12 month and 24 month anniversaries of the Warrant issuance dates, in each case until the expiration of the Warrants, and subject to the satisfaction of certain pricing conditions relating to the trading of the Company’s shares. If the Company were to exercise the contingent call options immediately after issuance, approximately $19.6 million in gross proceeds could be raised.
On April 4, 2022, the first closing of the Private Placement occurred, in which 37.6 million shares of Common Stock for $40.0 million in gross proceeds, before deducting placement agent commissions and other offering expenses, and Warrants exercisable for up to 18.8 million Warrant Shares were issued by the Company. A second and final closing occurred on July 1, 2022, and the Investors purchased an additional 9.4 million shares of Common Stock for $10.0 million in additional gross proceeds and Warrants exercisable for up to 4.7 million Warrants Shares.
Share-based compensation
The following table presents the Company's expense related to share-based compensation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Share-based compensation	$612	$323	$1,176	$583
The share-based compensation expense for the three and six months ended June 30, 2022, included $0.03 million and $0.06 million, respectively, from ESPP expense.
Expense remaining to be recognized for unvested option awards from the 2012, 2018, and 2020 plans and the 2022 inducement plan as of June 30, 2022 was $2.8 million, which will be recognized on a weighted average basis over the next 2.8 years. Expense remaining to be recognized for unvested RSU awards was $2.7 million will be recognized on a weighted average basis over the next 2.5 years.

The following table presents the Company's outstanding option awards activity during the six months ended June 30, 2022:

(in thousands, except for share and per share amounts)	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	2,848,903	$2.78		$1.44		$47
Granted	2,758,040	1.35		0.98		—
Exercised/Released	—	—		—		—
Expired	(117,730)	2.08		1.13		—
Forfeited	(789,211)	2.41		1.36		110
Outstanding, end of period	4,700,002	$2.01		$1.19	8.60	$674
Vested and exercisable, end of the period	1,801,812	2.40		1.22	7.07	187
Vested and unvested exercisable, end of the period	1,801,812	2.40		1.22	7.07	187
Vested and expected to vest, end of the period	4,440,662	2.02		1.19	8.54	628

The following table presents the Company's outstanding RSU awards activity during the six months ended June 30, 2022:

(in thousands, except for share and per share amounts)	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	802,535	$—		$2.78		$1,124
Granted	1,601,824	—		1.41		2,252
Exercised/Released	(12,048)	—	$1.90	15.15		13
Expired	—	—		—		—
Forfeited	(388,939)	—		2.10		567
Outstanding, end of period	2,003,372	$—		$1.74	5.00	$3,065
Vested and exercisable, end of the period	—	—		—		—
Vested and unvested exercisable, end of the period	—	—		—		—
Vested and expected to vest, end of the period	1,817,731	—		1.75	4.99	2,781

As of June 30, 2022 and December 31, 2021, there was an aggregate of 2.4 million and 3.4 million shares of common stock, respectively, available for grant under the 2020 Plan.
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
Warrants
During the six months ended June 30, 2022, 18.8 million warrants were issued from the first closing of the Private Placement with a fair value of $7.5 million. No warrants were exercised during the six months ended June 30, 2022. There were 19.4 million related party warrants outstanding as of June 30, 2022.
The terms for the warrants issued from the first closing of the Private Placement in April 2022 were as follows:

June 30, 2022
Issue Date	Reason for issuance	Term (years)	Exercise Price (USD)
April 4, 2022	Private Placement	5	$1.25

NOTE 12 - REVENUE AND SEGMENT REPORTING
Operating segments are the individual operations that the chief operating decision maker, or CODM, who is the Company's chief executive officer, reviews for purposes of assessing performance and making resource allocation decisions. The CODM currently receives the monthly management report which includes information to assess performance. The retail pharmacy services and pharmacy technology operating segments both engage in different business activities from which they earn revenues and incur expenses.
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
The following table presents revenue and costs of products sold and services by segment (in thousands):

	Retail Pharmacy Services	Pharmacy Technology	Total
Three Months Ended June 30, 2022
Revenue:
Pharmacy and hardware revenue:
Retail pharmacy revenue	$10,641	$—	$10,641
Hardware	—	180	180
Subscription	—	109	109
Total pharmacy and hardware revenue	10,641	289	10,930
Service revenue:
Software	—	86	86
Maintenance and support	—	47	47
Installation	—	71	71
Professional services and other	—	50	50
Total service revenue	—	254	254
Total revenue	10,641	543	11,184
Cost of products sold and services	9,930	336	10,266
Segment gross profit	$711	$207	918
Operating Expense:
Pharmacy operations			3,648
General and administrative			6,100
Selling and marketing			2,307
Research and development			281
Total operating expense			12,336
Operating loss			$(11,418)

	Retail Pharmacy Services	Pharmacy Technology	Total
Three Months Ended June 30, 2021
Revenue:
Pharmacy and hardware revenue:
Retail pharmacy revenue	$4,494	$—	$4,494
Hardware	—	123	123
Subscription	—	108	108
Total pharmacy and hardware revenue	4,494	231	4,725
Service revenue:
Software	—	41	41
Maintenance and support	—	40	40
Installation	—	12	12
Professional services and other	—	212	212
Total service revenue	—	305	305
Total revenue	4,494	536	5,030
Cost of products sold and services	4,435	422	4,857
Segment gross profit	$59	$114	173
Operating Expense:
Pharmacy operations			3,085
General and administrative			5,737
Selling and marketing			1,613
Research and development			201
Total operating expense			10,636
Operating loss			$(10,463)

	Retail Pharmacy Services	Pharmacy Technology	Total
Six Months Ended June 30, 2022
Revenue:
Pharmacy and hardware revenue:
Retail pharmacy revenue	$19,490	$—	$19,490
Hardware	—	236	236
Subscription	—	218	218
Total pharmacy and hardware revenue	19,490	454	19,944
Service revenue:
Software	—	133	133
Maintenance and support	—	79	79
Installation	—	77	77
Professional services and other	—	65	65
Total service revenue	—	354	354
Total revenue	19,490	808	20,298
Cost of products sold and services	18,412	467	18,879
Segment gross profit	$1,078	$341	1,419
Operating Expense:
Pharmacy operations			7,578
General and administrative			12,642
Selling and marketing			4,612
Research and development			774
Total operating expense			25,606
Operating loss			$(24,187)

	Retail Pharmacy Services	Pharmacy Technology	Total
Six Months Ended June 30, 2021
Revenue:
Pharmacy and hardware revenue:
Retail pharmacy revenue	$7,912	$—	$7,912
Hardware	—	364	364
Subscription	—	230	230
Total pharmacy and hardware revenue	7,912	594	8,506
Service revenue:
Software	—	74	74
Maintenance and support	—	71	71
Installation	—	28	28
Professional services and other	—	378	378
Total service revenue	—	551	551
Total revenue	7,912	1,145	9,057
Cost of products sold and services	7,764	800	8,564
Segment gross profit	$148	$345	493
Operating Expense:
Pharmacy operations			5,678
General and administrative			11,413
Selling and marketing			3,147
Research and development			369
Total operating expense			20,607
Operating loss			$(20,114)
The following table presents assets and liabilities by segment (in thousands):

	Retail Pharmacy Services	Pharmacy Technology	Corporate	Total
June 30, 2022
Assets	$16,253	$8,335	$28,245	$52,833
Liabilities	$6,462	$3,404	$10,180	$20,046
December 31, 2021
Assets	$13,641	$5,222	$19,280	$38,143
Liabilities	$5,618	$3,567	$9,885	$19,070
The following table presents long-lived assets, which include property, plant, and equipment and right-of-use-assets by geographic region, based on the physical location of the assets (in thousands):

	June 30,	December 31,
	2022	2021
Long-lived assets:
United States	$8,365	$7,675
Canada	434	555
Total long-lived assets	$8,799	$8,230

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with our audited historical consolidated condensed financial statements for the year ended December 31, 2021, which are included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2022, and our unaudited consolidated condensed financial statements for the three and six months ended June 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Quarterly Report on Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q, and Part I, Item 1A. "Risk Factors" of the 2021 Form 10-K for the year ended December 31, 2021. Unless otherwise indicated or the context otherwise requires, references herein to “MedAvail,” “MedAvail Holdings,” “we,” “us,” “our,” and the “Company” refers to MedAvail Holdings, Inc. and its subsidiaries.
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
Components of Operating Results for the Six Months Ended June 30, 2022
We have never been profitable and we incurred operating losses each year since inception. Our net losses were $24.7 million and $19.9 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $216.8 million. Substantially all of our operating losses resulted from expenses incurred in connection with building out our retail pharmacy services operating footprint and from general and administrative costs associated with our operations.
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
As of June 30, 2022, we had cash and cash equivalents of $29.2 million. We will continue to require additional capital to continue our technology development and commercialization activities and build out our pharmacy operations to serve our growing customer base. Accordingly, in November 2020, April 2022, and July 2022, we completed the sale of additional equity through private placement fundings, where we raised $83.9 million, $40.0 million, and $10.0 million in gross proceeds, respectively. Additionally, in June 2021 we entered into a term loan and borrowed $10.0 million. We expect to raise additional capital to continue funding operations. The amount and timing of future funding requirements will depend on many factors, including the pace and results of our growth strategy and capital market conditions. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop product candidates.
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
Results of Operations for the Three Months Ended June 30, 2022
Revenue – Retail Pharmacy and Hardware and Service
Retail pharmacy and hardware revenue
Retail pharmacy revenue from the Retail Pharmacy Services segment are derived from sales of prescription medications and over-the-counter products to patients. Medications are sold and delivered by various methods including dispensing product directly from the MedCenter, patient pick up at MedAvail’s SpotRx pharmacy locations or home delivery of medications to patient residences. Hardware sales from the pharmacy technology segment are derived from either the sales or subscription of the MedCenter to customers.
Service revenue
Service revenue from the Pharmacy Technology Segment is derived from installation and support services.

Revenue

	Three Months Ended June 30,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Pharmacy and hardware revenue:	(in thousands)
Retail pharmacy revenue	$10,641	$4,494	$6,147	137%
Hardware	180	123	57	46%
Subscription	109	108	1	1%
Total pharmacy and hardware revenue	10,930	4,725	6,205	131%
Service revenue:
Software	86	41	45	110%
Maintenance and support	47	40	7	18%
Installation	71	12	59	492%
Professional services and other	50	212	(162)	(76)%
Total service revenue	254	305	(51)	(17)%
Total revenue	$11,184	$5,030	$6,154	122%
During the three months ended June 30, 2022, retail pharmacy and hardware revenue increased $6.2 million to $10.9 million compared to the same period in 2021. The $6.2 million increase was due to a $6.1 million increase from volume growth in prescription revenue at existing sites and additional sites launched primarily in Florida in Q4 2021 and continuing into 2022.
During the three months ended June 30, 2022, service revenue decreased $0.05 million to $0.25 million compared to the same period in 2021.
Cost of Products Sold and Services
Retail pharmacy and hardware cost of products sold
Cost of products sold consists primarily of prescription medications, and other over-the-counter health products; and costs associated with MedCenters sold to third-party customers.
Service costs
Service costs consists primarily of costs incurred to install and maintain MedCenters at third-party customer locations.
Costs of Products and Services

	Three Months Ended June 30,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Retail pharmacy and hardware cost of products sold:	(in thousands)
Prescription drugs	$9,233	$4,126	$5,107	124%
Shipping	699	309	390	126%
Hardware	176	202	(26)	(13)%
Depreciation	43	42	1	2%
Total retail pharmacy and hardware cost of products sold	10,151	4,679	5,472	117%
Service costs:
Professional services	22	143	(121)	(85)%
Maintenance and support services	48	30	18	60%
Installation services	45	5	40	800%
Total service costs	115	178	(63)	(35)%
Total cost of products sold and services	$10,266	$4,857	$5,409	111%
During the three months ended June 30, 2022, retail pharmacy and hardware cost of products sold increased $5.5 million to $10.2 million compared to the same period in 2021. The increase was primarily due to costs associated with volume growth in prescription sales at existing sites and additional sites launched primarily in Florida in Q4 2021 and continuing into 2022. Shipping costs, related to our home delivery service via third-party courier, increased $0.4 million compared to the same period in 2021.
During the three months ended June 30, 2022, service costs were reasonably consistent with the same period in the prior year.
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
Other pharmacy operations expenses consist of supply costs and other costs.
Depreciation of property, plant and equipment includes depreciation on MedCenters, IT equipment, leasehold improvements, general plant and equipment, software, office furniture and equipment and vehicles. Amortization of intangible assets consists of amortization of mobile applications and software.

	Three Months Ended June 30,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Pharmacy operations expenses:	(in thousands)
Wages and salaries	$2,636	$2,401	$235	10%
Rent, utilities, and other	530	359	171	48%
Depreciation of property, plant and equipment	225	213	12	6%
Amortization of intangible assets	151	64	87	136%
Repairs and maintenance	106	48	58	121%
Total pharmacy operations expenses	$3,648	$3,085	$563	18%
During the three months ended June 30, 2022, pharmacy operations expenses increased $0.6 million to $3.6 million compared to the same period in 2021. This increase was primarily due to adding our Orlando central pharmacy location in Q4 2021 and continued growth of our other pharmacies. Additionally, volume growth continued to ramp at existing pharmacy locations, thus increasing pharmacy personnel and supplies, resulting in increased wages, salaries, and operating costs. Amortization of intangible assets has increased as a result of deploying internally developed software in our pharmacy operations.
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
We have equity incentive plans whereby awards are granted to certain of our employees. The fair value of the stock options and restricted stock units granted by us to our employees is recognized as compensation expense on a straight-line basis over the applicable vesting period. We measure the fair value of the stock options using the Black-Scholes option pricing model as of the grant date. Shares issued upon the exercise of stock options and vesting of restricted stock units are new shares. We estimate forfeitures based on historical experience and expense related to awards is adjusted over the term of the awards to reflect their probability of vesting. All fully vested awards are expensed.

	Three Months Ended June 30,		2022 vs. 2021
	2022	2021	Amount Change	% Change
General and administrative expenses:	(in thousands)
Wages and salaries	$3,115	$2,431	$684	28%
Professional services	714	1,120	(406)	(36)%
Share-based compensation	612	323	289	89%
Insurance	498	437	61	14%
Software licenses and support	352	294	58	20%
Rent, utilities, and other	622	799	(177)	(22)%
Office and IT supplies	97	69	28	41%
Travel and other employee expenses	53	228	(175)	(77)%
Depreciation of property, plant and equipment	37	36	1	3%
Total general and administrative expenses	$6,100	$5,737	$363	6%
During the three months ended June 30, 2022, general and administrative costs increased approximately $0.4 million to $6.1 million compared to the same period in 2021. This increase was primarily due to hiring additional administrative staff, increased share-based compensation, as well as other investments necessary for our growth as a public company.
Selling and Marketing
Selling and marketing expenses consist of personnel costs, marketing and advertising costs, and marketing related expenses for outside professional services. Wages and salaries consist of compensation costs incurred for all selling and marketing employees including our in clinic customer account managers, including bonuses, health plans, and severance.

	Three Months Ended June 30,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Selling and marketing expenses:	(in thousands)
Wages and salaries	$2,112	$1,389	$723	52%
Travel and other employee expenses	70	79	(9)	(11)%
Marketing	113	140	(27)	(19)%
Other selling and marketing expenses	12	5	7	140%
Total selling and marketing expenses	$2,307	$1,613	$694	43%
During the three months ended June 30, 2022, selling and marketing costs increased approximately $0.7 million to $2.3 million compared to the same period in 2021. This increase was primarily due to personnel related costs associated with hiring additional Clinic Account Managers (CAMs) and Regional Directors, which directly support the staff and patients at the growing number of medical clinics where we are deployed.
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

	Three Months Ended June 30,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Research and development expenses:	(in thousands)
Wages and salaries	$178	$167	$11	7%
Other expenses	103	34	69	203%
Total research and development expenses	$281	$201	$80	40%

During the three months ended June 30, 2022, research and development costs increased approximately $0.1 million. This increase was primarily due to ongoing product improvement activities, including efforts to integrate our MedPlatform® Enterprises Software with the EPIC pharmacy management system.
Interest Income and Expense
Interest expense consists of accrued interest on outstanding debt and is payable monthly.

	Three Months Ended June 30,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Interest income:	(in thousands)
Interest income	$—	$27	$(27)	(100)%
Total interest income	$—	$27	$(27)	(100)%
Interest expense:
Interest expense	$(276)	$(66)	$(210)	318%
Total interest expense	$(276)	$(66)	$(210)	318%
During the three months ended June 30, 2022, interest expense increased compared to the same period in 2021 due to entering into a term loan in June 2021. For more detail on outstanding debt and associated maturities, see Note 8 to the unaudited consolidated condensed financial statements presented elsewhere in this Quarterly Report on Form 10-Q.
Results of Operations for the Six Months Ended June 30, 2022
Revenue – Retail Pharmacy and Hardware and Service
Retail pharmacy and hardware revenue
Retail pharmacy revenue from the Retail Pharmacy Services segment are derived from sales of prescription medications and over-the-counter products to patients. Medications are sold and delivered by various methods including dispensing product directly from the MedCenter, patient pick up at MedAvail’s SpotRx pharmacy locations or home delivery of medications to patient residences. Hardware sales from the pharmacy technology segment are derived from either the sales or subscription of the MedCenter to customers.
Service revenue
Service revenue from the Pharmacy Technology Segment is derived from installation and support services.
Revenue

	Six Months Ended June 30,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Pharmacy and hardware revenue:	(in thousands)
Retail pharmacy revenue	$19,490	$7,912	$11,578	146%
Hardware	236	364	(128)	(35)%
Subscription	218	230	(12)	(5)%
Total pharmacy and hardware revenue	19,944	8,506	11,438	134%
Service revenue:
Software	133	74	59	80%
Maintenance and support	79	71	8	11%
Installation	77	28	49	175%
Professional services and other	65	378	(313)	(83)%
Total service revenue	354	551	(197)	(36)%
Total revenue	$20,298	$9,057	$11,241	124%
During the six months ended June 30, 2022, retail pharmacy and hardware revenue increased $11.4 million to $19.9 million compared to the same period in 2021. The $11.4 million increase was due to a $11.6 million increase from volume growth in prescription revenue at existing sites and additional sites launched primarily in Florida in Q4 2021 and continuing into 2022, offset by the decrease in hardware revenue from the same period in 2021.
During the six months ended June 30, 2022, service revenue decreased $0.20 million to $0.35 million compared to the same period in 2021.
Cost of Products Sold and Services
Retail pharmacy and hardware cost of products sold
Cost of products sold consists primarily of prescription medications, and other over-the-counter health products; and costs associated with MedCenters sold to third-party customers.
Service costs
Service costs consists primarily of costs incurred to install and maintain MedCenters at third-party customer locations.
Costs of Products and Services

	Six Months Ended June 30,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Retail pharmacy and hardware cost of products sold:	(in thousands)
Prescription drugs	$17,089	$7,185	$9,904	138%
Shipping	1,324	579	745	129%
Hardware	232	353	(121)	(34)%
Depreciation	69	88	(19)	(22)%
Total retail pharmacy and hardware cost of products sold	18,714	8,205	10,509	128%
Service costs:
Professional services	23	285	(262)	(92)%
Maintenance and support services	93	59	34	58%
Installation services	49	15	34	227%
Total service costs	165	359	(194)	(54)%
Total cost of products sold and services	$18,879	$8,564	$10,315	120%
During the six months ended June 30, 2022, retail pharmacy and hardware cost of products sold increased $10.5 million to $18.7 million compared to the same period in 2021. The increase was primarily due to costs associated with volume growth in prescription sales at existing sites and additional sites launched primarily in Florida in Q4 2021 and continuing into 2022. Shipping costs, related to our home delivery service via third-party courier, increased $0.7 million compared to the same period in 2021.
During the six months ended June 30, 2022, service costs decreased $0.19 million to $0.17 million compared to the same period in 2021.
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
Other pharmacy operations expenses consist of supply cost and other costs.
Depreciation of property, plant and equipment includes depreciation on MedCenters, IT equipment, leasehold improvements, general plant and equipment, software, office furniture and equipment and vehicles. Amortization of intangible assets consists of amortization of mobile applications and software.

	Six Months Ended June 30,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Pharmacy operations expenses:	(in thousands)
Wages and salaries	$5,595	$4,536	$1,059	23%
Rent, utilities, and other	1,033	533	500	94%
Depreciation of property, plant and equipment	451	421	30	7%
Amortization of intangible assets	273	96	177	184%
Repairs and maintenance	226	92	134	146%
Total pharmacy operations expenses	$7,578	$5,678	$1,900	33%
During the six months ended June 30, 2022, pharmacy operations expenses increased $1.9 million to $7.6 million compared to the same period in 2021. This increase was primarily due to adding our Orlando central pharmacy location in Q4 2021 and continued growth of our other pharmacies. Additionally, volume growth continued to ramp at existing pharmacy locations, thus increasing pharmacy personnel and supplies, resulting in increased wages, salaries, and operating costs. Amortization of intangible assets has increased as a result of deploying internally developed software in our pharmacy operations.
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
We have a equity incentive plans whereby awards are granted to certain of our employees. The fair value of the stock options and restricted stock units granted by us to our employees is recognized as compensation expense on a straight-line basis over the applicable vesting period. We measure the fair value of the stock options using the Black-Scholes option pricing model as of the grant date. Shares issued upon the exercise of stock options and vesting of restricted stock units are new shares. We estimate forfeitures based on historical experience and expense related to awards is adjusted over the term of the awards to reflect their probability of vesting. All fully vested awards are expensed.

	Six Months Ended June 30,		2022 vs. 2021
	2022	2021	Amount Change	% Change
General and administrative expenses:	(in thousands)
Wages and salaries	$6,601	$5,349	$1,252	23%
Professional services	1,556	2,165	(609)	(28)%
Share-based compensation	1,176	583	593	102%
Insurance	1,006	895	111	12%
Software licenses and support	712	480	232	48%
Rent, utilities, and other	1,199	1,337	(138)	(10)%
Office and IT supplies	198	144	54	38%
Travel and other employee expenses	124	382	(258)	(68)%
Depreciation of property, plant and equipment	70	78	(8)	(10)%
Total general and administrative expenses	$12,642	$11,413	$1,229	11%
During the six months ended June 30, 2022, general and administrative costs increased approximately $1.2 million to $12.6 million compared to the same period in 2021. This increase was primarily due to hiring additional administrative staff, increased share-based compensation, as well as other investments necessary for our growth as a public company. Professional services decreased approximately $0.6 million to $1.6 million compared to the same period in 2021. This decrease was primarily due to the reduction of fees from data warehousing, legal and audit costs.

Selling and Marketing
Selling and marketing expenses consist of personnel costs, marketing and advertising costs, and marketing related expenses for outside professional services. Wages and salaries consist of compensation costs incurred for all selling and marketing employees including our in clinic customer account managers, and contractors including bonuses, health plans, and severance.

	Six Months Ended June 30,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Selling and marketing expenses:	(in thousands)
Wages and salaries	$4,206	$2,752	$1,454	53%
Travel and other employee expenses	200	116	84	72%
Marketing	187	269	(82)	(30)%
Other selling and marketing expenses	19	10	9	90%
Total selling and marketing expenses	$4,612	$3,147	$1,465	47%
During the six months ended June 30, 2022, selling and marketing costs increased approximately $1.5 million to $4.6 million compared to the same period in 2021. This increase was primarily due to personnel related costs associated with hiring additional Clinic Account Managers (CAMs) and Regional Directors, which directly support the staff and patients at the growing number of medical clinics where we are deployed.
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

	Six Months Ended June 30,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Research and development expenses:	(in thousands)
Wages and salaries	$369	$333	$36	11%
Other expenses	405	36	369	1,025%
Total research and development expenses	$774	$369	$405	110%
During the six months ended June 30, 2022, research and development costs increased approximately $0.4 million. This increase was primarily due to ongoing product improvement activities, including efforts to integrate our MedPlatform® Enterprises Software with the EPIC pharmacy management system for material and subcontractor costs reflected in other expenses.
Interest Income and Expense
Interest expense consists of accrued interest on outstanding debt and is payable monthly.

	Six Months Ended June 30,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Interest income:	(in thousands)
Interest income	$1	$67	$(66)	(99)%
Total interest income	$1	$67	$(66)	(99)%
Interest expense:
Interest expense	$(530)	$(68)	$(462)	679%
Total interest expense	$(530)	$(68)	$(462)	679%
During the six months ended June 30, 2022, interest expense increased compared to the same period in 2021 due to entering into a term loan in June 2021. For more detail on outstanding debt and associated maturities, see Note 8 to the unaudited consolidated condensed financial statements presented elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
Sources of Liquidity
Since inception through June 30, 2022, our operations have been financed primarily by net cash proceeds from the sale of stock from private placements, the sale of redeemable preferred stock and debt. As of June 30, 2022, we had $29.2 million in cash and cash equivalents and an accumulated deficit of $216.8 million. We added to our liquidity resources in 2021 through a senior secured term loan facility with Silicon Valley Bank or the Loan Agreement, pursuant to which we borrowed $10.0 million in aggregate initial term loans. In April 2022, we completed a private placement, pursuant to which we received $40.0 million in gross proceeds before deducting placement agent commissions and other offering expenses. An additional $10.0 million in gross proceeds closed on July 1, 2022.
In connection with the private placement, we issued callable warrants in April 2022 and July 2022. The warrant call option is exercisable by us beginning on each of the 12 month and 24 month anniversaries of the warrant issuance dates and subject to the satisfaction of certain pricing conditions relating to the trading of our shares. If the warrants are exercised in full immediately after issuance by the Investors, we would receive additional gross proceeds of up to $29.4 million. If we exercise our call option immediately after issuance, then we could raise approximately $19.6 million in gross proceeds.
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
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,		2022 vs. 2020
(In thousands)	2022	2021	Amount Change	% Change
Cash used in operating activities	$(25,714)	$(16,516)	$(9,198)	56%
Cash used in investing activities	(1,726)	(1,413)	(313)	22%
Cash provided by financing activities	37,229	8,730	28,499	326%
Net increase (decrease) in cash and cash equivalents, and restricted cash	$9,789	$(9,199)	$18,988	(206)%
Operating Activities
During the six months ended June 30, 2022, cash used in operating activities increased $9.2 million to $25.7 million compared to the same period in 2021. The increase was primarily due to an increase in inventory, operating expenses from wages and salaries, and costs attributable to the launch and growth of our retail pharmacy operations in Arizona, California, Michigan, and Florida, and operating as a public company.
Investing Activities
During the six months ended June 30, 2022, cash used in investing activities increased $0.3 million to $1.7 million compared to the same period in 2021. The increase was primarily due to an increase in investment in property, plant and equipment and intangible assets associated with investments in Retail Pharmacy Services Segment.

Financing Activities
During the six months ended June 30, 2022, cash provided by financing activities increased $28.5 million to $37.2 million compared to the same period in 2021. The increase was primarily due to issuance of common shares and warrants through a private placement in April 2022, with no similar activity during the six months ended June 30, 2021, offset by $10.0 million from debt proceeds during the six months ended June 30, 2021, with no similar activity in the current period.
Critical Accounting Estimates
There were no significant changes in our critical accounting estimates in the six months ended June 30, 2022, from those previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 29, 2022.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 4, 2022, the Company sold and issued 37,647,055 Shares and Warrants to purchase 18,823,524 Warrant Shares in a private placement, which was previously disclosed by the Company on its Current Report on Form 8-K filed April 4, 2022.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of MedAvail Holdings, Inc.	8-K	3.1	June 16, 2022
3.2	Amended and Restated Bylaws of MedAvail Holdings, Inc.	8-K	3.2	November 18, 2020
4.1	Form of Common Stock Purchase Warrant issued by MedAvail, Inc.	8-K	4.1	November 18, 2020
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant, MedAvail, Inc., and certain stockholders, dated October 9, 2020	S-4/A	4.9	October 9, 2020
4.3	Form of Common Stock Purchase Warrant issued by the Registrant to H.C. Wainwright & Co., LLC or its affiliates	8-K	4.3	November 18, 2020
4.4	Securities Purchase Agreement, dated as of March 30, 2022	8-K	10.1	April 4, 2022
4.5	Registration Rights Agreement, dated as of March 30, 2022	8-K	10.2	April 4, 2022
4.6	Form of Warrant	8-K	10.3	April 4, 2022
4.7	MedAvail Holdings, Inc. Press Release dated May 12, 2022	8-K	99.1	May 12, 2022
4.8	MedAvail Holdings, Inc. Investor Presentation	8-K	99.2	May 12, 2022
4.9	Securities Purchase Agreement, dated as of March 30, 2022	8-K	10.1	July 1, 2022
4.10	Registration Rights Agreement, dated as of March 30, 2022	8-K	10.2	July 1, 2022
4.11	Form of Warrant	8-K	10.3	July 1, 2022
4.12	Letter to the Securities and Exchange Commission from PricewaterhouseCoopers LLP, dated July 11, 2022	8-K	16.1	July 11, 2022
10.6#	MedAvail Holdings, Inc. 2022 Inducement Equity Incentive Plan and related forms of stock option and restricted stock unit agreements.	8-K	10.1	April 8, 2022
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the consolidated condensed financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q
104*	Inline XBRL for the cover page of this Quarterly on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set
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

MEDAVAIL HOLDINGS, INC.

Date: August 12, 2022	By:	/s/ Mark Doerr
Mark Doerr
President, Chief Executive Officer, and Principal Executive Officer

	By:	/s/ Ramona Seabaugh
Ramona Seabaugh
Chief Financial Officer and Principal Financial Officer