Form 10-Q
period 2022-09-30
MedAvail Holdings, Inc.
filed 2022-11-10
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to_____
Commission File Number 001-36533

MEDAVAIL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0772394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
4720 East Cotton Gin Loop, Suite 220, Phoenix, Arizona	85040
(Address of principal executive offices)	(Zip Code)
+1 (905) 812-0023
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MDVL	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 8, 2022, there were 80,045,696 shares of the registrant’s common stock outstanding.

MedAvail Holdings, Inc.
Form 10-Q
For the Three and Nine Months Ended September 30, 2022

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
•developments and projections relating to our competitors or our industry; and
•the impact of general market and macroeconomic conditions, including inflation and events including the outbreak of war in Ukraine, on our business.

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

PART I
Item 1. Financial Statements
MEDAVAIL HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share amounts)

	September 30,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$27,196	$19,689
Restricted cash	676	400
Accounts receivable (net of allowance for doubtful accounts of $186 thousand for September 30, 2022, $66 thousand for December 31, 2021)	2,262	1,189
Inventories	6,401	3,916
Prepaid expenses and other current assets	2,863	2,191
Total current assets	39,398	27,385
Property, plant and equipment, net	6,370	5,692
Intangible assets, net	1,580	2,300
Right-of-use assets	2,270	2,538
Other assets	233	228
Total assets	$49,851	$38,143
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,006	$2,477
Accrued liabilities	1,383	1,530
Accrued payroll and benefits	2,869	2,733
Deferred revenue	70	83
Current portion of lease obligations	728	682
Total current liabilities	7,056	7,505
Long-term debt, net	9,751	9,538
Long-term portion of lease obligations	1,738	2,027
Total liabilities	18,545	19,070
Commitments and contingencies
Stockholders' equity:
Common shares ($0.001 par value, 300,000,000 shares authorized, 80,045,696 and 32,902,048 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	80	33
Warrants	11,148	1,373
Additional paid-in-capital	255,642	216,685
Accumulated other comprehensive loss	(6,928)	(6,928)
Accumulated deficit	(228,636)	(192,090)
Total stockholders' equity	31,306	19,073
Total liabilities and stockholders' equity	$49,851	$38,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDAVAIL HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Pharmacy and hardware revenue	$11,266	$5,659	$31,210	$14,165
Service revenue	195	133	549	684
Total revenue	11,461	5,792	31,759	14,849
Cost of products sold and services:
Pharmacy and hardware cost of products sold	10,113	5,539	28,827	13,744
Service costs	56	67	221	426
Total cost of products sold and services	10,169	5,606	29,048	14,170
Operating expense:
Pharmacy operations	4,392	3,750	11,970	9,428
General and administrative	6,087	5,320	18,729	16,733
Selling and marketing	2,126	1,909	6,738	5,056
Research and development	178	232	952	601
Total operating expense	12,783	11,211	38,389	31,818
Operating loss	(11,491)	(11,025)	(35,678)	(31,139)
Other gain (loss), net	—	7	—	206
Interest income	—	7	1	74
Interest expense	(315)	(260)	(845)	(328)
Loss before income taxes	(11,806)	(11,271)	(36,522)	(31,187)
Income tax expense	—	(2)	(24)	(2)
Net loss and comprehensive loss	$(11,806)	$(11,273)	$(36,546)	$(31,189)
Net loss per share - basic and diluted	$(0.15)	$(0.34)	$(0.60)	$(0.96)
Weighted average shares outstanding - basic and diluted	80,045,995	32,750,831	60,947,511	32,580,199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDAVAIL HOLDINGS, INC.
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)
(in thousands, except per share amounts)

	Common Shares		Preferred Shares (1)		Warrants	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	70,609,972	$71	—	$—	$8,876	$247,598	$(216,830)	$(6,928)	$32,787
Net loss	—	—	—	—	—	—	(11,806)	—	(11,806)
Issuance of common shares	9,411,765	9	—	—	—	9,751	—	—	9,760
Issuance of warrants	—	—	—	—	2,272	(2,272)	—	—	—
Shares issued for vested restricted stock units	23,959	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	565	—	—	565
Balance at September 30, 2022	80,045,696	$80	—	$—	$11,148	$255,642	$(228,636)	$(6,928)	$31,306

Balance at December 31, 2021	32,902,048	$33	—	—	$1,373	$216,685	$(192,090)	$(6,928)	$19,073
Net loss	—	—	—	—	—	—	(36,546)	—	(36,546)
Issuance of common shares	47,058,820	47	—	—	—	46,914	—	—	46,961
Issuance of warrants	—	—	—	—	9,775	(9,775)	—	—	—
Shares issued for vested restricted stock units	30,833	—	—	—	—	—	—	—	—
Issuance of common shares under employee stock purchase plan	53,995	—	—	—	—	77	—	—	77
Share-based compensation	—	—	—	—	—	1,741	—	—	1,741
Balance at September 30, 2022	80,045,696	$80	—	$—	$11,148	$255,642	$(228,636)	$(6,928)	$31,306

Balance at June 30, 2021	32,583,734	$33	—	$—	$1,485	$215,700	$(168,191)	$(6,928)	$42,099
Net loss	—	—	—	—	—	—	(11,273)	—	(11,273)
Exercise of warrants	171,191	—	—	—	(112)	139	—	—	27
Share-based compensation	—	—	—	—	—	365	—	—	365
Balance at September 30, 2021	32,754,925	$33	—	$—	$1,373	$216,204	$(179,464)	$(6,928)	$31,218

Balance at December 31, 2020	31,816,020	32	—	—	2,614	213,624	(148,275)	(6,928)	61,067
Net loss	—	—	—	—	—	—	(31,189)	—	(31,189)
Exercise of options	144,101	—	—	—	—	241	—	—	241
Exercise of warrants	794,804	1	—	—	(1,241)	1,391	—	—	151
Share-based compensation	—	—	—	—	—	948	—	—	948
Balance at September 30, 2021	32,754,925	$33	—	$—	$1,373	$216,204	$(179,464)	$(6,928)	$31,218

(1) $0.001 par value, 10,000,000 shares authorized for all periods presented.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDAVAIL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(36,546)	$(31,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant, and equipment	891	928
Amortization of intangible and leased assets	2,141	877
Bad debt and other non-cash receivables adjustments	120	47
Term loan discount amortization and interest accretion on debt	213	—
Impairment of lease asset	(27)	—
Share-based compensation expense	1,741	948
PPP loan forgiveness gain	—	(161)
Changes in operating assets and liabilities:
Accounts receivable	(1,193)	398
Inventory	(3,354)	(2,511)
Prepaid expenses and other current assets	(672)	772
Accounts payable, accrued expenses and other liabilities	(137)	2,180
Deferred revenue	(13)	42
Operating lease liability due to cash payments	(447)	(505)
Net cash used in operating activities	(37,283)	(28,174)
Cash flows from investing activities:
Purchase of property, plant and equipment	(804)	(680)
Payment of security deposits	(5)	(45)
Purchase of intangible and other assets	(1,088)	(1,544)
Net cash used in investing activities	(1,897)	(2,269)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	46,961	—
Proceeds from issuance of common shares upon exercise of options and warrants	—	392
Proceeds from issuance of common shares upon exercise of employee stock purchase plan	77	—
Proceeds from debt	—	10,000
Payment of debt issuance costs	—	(624)
Repayment of debt	—	(1,000)
Payments on finance lease obligations	(75)	(46)
Net cash provided by financing activities	46,963	8,722
Net increase (decrease) in cash, cash equivalents and restricted cash	7,783	(21,721)
Cash, cash equivalents and restricted cash at beginning of period	20,089	57,996
Cash, cash equivalents and restricted cash at end of period	$27,872	$36,275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDAVAIL HOLDINGS, INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental cash flow information:
Cash paid for interest	$603	$125
Supplemental noncash investing and financing activities:
Inventory transferred to property, plant and equipment	$869	$1,075
Property, plant and equipment transferred to intangible assets	$—	$46
Purchase of property, plant and equipment in accounts payable	$21	$56
Purchase of intangible assets in accounts payable	$—	$398
Fair value of warrants issued upon closing of private placement	$9,775	$—
Lease liabilities arising from obtaining right of use assets:
Operating leases	$206	$2,177
Finance leases	$73	$97

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDAVAIL HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 - NATURE OF OPERATIONS
MedAvail Holdings, Inc., or MedAvail, or the Company, a Delaware corporation formerly known as MYOS RENS Technology, is a pharmacy technology and services company that has developed and commercialized an innovative self-service pharmacy, mobile application, and kiosk. The Company’s principal technology and product is the MedCenter, a pharmacist controlled, customer-interactive, prescription dispensing system akin to a “pharmacy in a box” or prescription-dispensing ATM. The MedCenter facilitates live pharmacist counseling via two-way audio-video communication with the ability to dispense prescription medicines under pharmacist control. The Company also operates SpotRx, or the Pharmacy, a full-service retail pharmacy utilizing the Company’s automated pharmacy technology.

NOTE 2 - GOING CONCERN
Relevant accounting standards require that management make a determination as to whether or not substantial doubt exists as to the Company's ability to continue as a going concern. If substantial doubt does exist, then management should determine if there are plans in place which alleviate that doubt. Since inception through September 30, 2022, the Company has continually incurred losses from operations which have been financed primarily by net cash proceeds from the sale of stock from private placements, the sale of redeemable preferred stock and debt. Net cash used in operating activities for nine months ended September 30, 2022 and 2021 was $37.3 million and $28.2 million, respectively. As of September 30, 2022, the Company had $27.2 million in cash and cash equivalents and an accumulated deficit of $228.6 million.

In April 2022, the Company completed a private placement, pursuant to which the Company received $40.0 million in gross proceeds, with an additional $10.0 million in gross proceeds received upon the second close that occurred on July 1, 2022, before deducting placement agent commissions and other offering expenses totaling $3.0 million. Additionally, the private placement included warrants, some of which may be callable at the Company’s option beginning on each of the 12 month and 24 month anniversaries of the warrant issuance dates and subject to the satisfaction of certain pricing conditions relating to the trading of the Company’s shares. See Note 11 for further information regarding the private placement warrants.

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

NOTE 3 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for unaudited interim financial information and in accordance with the rules of the Securities and Exchange Commission ("SEC") applicable to interim reports of companies filing as a smaller reporting company. Accordingly, the unaudited interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The condensed consolidated balance sheet as of December 31, 2021 was derived from the Company's audited consolidated financial statements but does not include all disclosures required by GAAP for audited financial statements. In the opinion of the Company's management, the interim information includes all adjustments, which include normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission, or SEC on March 29, 2022, or the 2021 Form 10-K.
The preparation of financial statements in accordance with US GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss accruals, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization and in-process research and development intangible assets, and impairment of long-lived assets and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are deemed to be necessary.
Risks and uncertainties relating to COVID-19
The Company bases its estimates on the information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances including estimates of the impact of COVID-19. The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors, including but not limited to, the severity and duration of COVID-19, the extent to which it will impact the Company's clinic customers, employees, suppliers, vendors, and business partners. The Company assessed certain accounting matters that require consideration of estimates and assumptions in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s recoverability of, intangible and other long-lived assets including operating lease right-of-use assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to the Company’s condensed consolidated financial statements in future reporting periods. Adjustments may be made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Actual results could differ from these estimates and any such differences may be material to the Company’s financial statements.
Principles of consolidation
The unaudited condensed consolidated financial statements include the accounts of all entities controlled by MedAvail Holdings, Inc., which are referred to as subsidiaries. The Company's subsidiaries include MedAvail Technologies, Inc., MedAvail Technologies (US), Inc., MedAvail Pharmacy, Inc., and MedAvail, Inc. The Company has no interests in variable interest entities of which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated.
Reclassifications
During the fourth quarter of 2021, management reclassified certain operating expenses to reflect the costs attributable to pharmacy operations. Specifically, certain costs were reclassified from general and administrative expenses, to pharmacy operations expenses and selling and marketing expenses. This reclassification had no impact on the operating loss subtotal within the consolidated statements of operations and comprehensive loss. The effect of the reclassifications within the condensed consolidated statement of operations and comprehensive loss for 2021 are as follows (in thousands):

	Three Months Ended September 30, 2021
	Current presentation	As previously reported	Change
Pharmacy operations	$3,750	$2,395	$1,355
General and administrative	5,320	6,805	(1,485)
Selling and marketing	1,909	1,779	130
	$10,979	$10,979	$—

	Nine Months Ended September 30, 2021
	Current presentation	As previously reported	Change
Pharmacy operations	$9,428	$6,619	$2,809
General and administrative	16,733	19,941	(3,208)
Selling and marketing	5,056	4,657	399
	$31,217	$31,217	$—

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

Recently Adopted Accounting Standards
There was no recently issued and effective authoritative guidance that is expected to have a material impact on the Company’s condensed consolidated financial statements through the reporting date.

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
During the three and nine months ended September 30, 2022 and 2021, there was no dilutive effect from stock options or other warrants due to the Company’s net loss position. As of September 30, 2022 and 2021, there were 4.5 million and 2.9 million, respectively, of option awards outstanding that were not included in the diluted shares calculation because their inclusion would have been antidilutive. As of September 30, 2022 and December 31, 2021, there were 24.3 million and 0.7 million, respectively, of unexercised warrants that were not included in the diluted shares calculation.

NOTE 6 - FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

		Fair Value Hierarchy
(in thousands)	September 30, 2022	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$27,196	$27,196	$—	$—
Restricted cash	676	676	—	—
Total assets	$27,872	$27,872	$—	$—

		Fair Value Hierarchy
(in thousands)	December 31, 2021	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$19,689	$19,689	$—	$—
Restricted cash	400	400	—	—
Total assets	$20,089	$20,089	$—	$—
The carrying amount of the Company's term loan approximates fair value based upon market interest rates available to us for debt of similar risk and maturities. Refer to Note 8, Debt, for further information.

NOTE 7 - BALANCE SHEET AND OTHER INFORMATION
Restricted cash

The Company considers cash to be restricted when withdrawal or general use is legally restricted. During the nine months ended September 30, 2022, the Company recovered the $0.1 million restricted cash balance outstanding at December 31, 2021, that was held as a guarantee for certain purchasing cards. During the same period, pursuant to a Loan and Security Agreement with Silicon Valley Bank dated June 7, 2021 (see Note 8), the Company issued letters of credit to secure certain operating leases, and the Company is required to maintain a $0.7 million balance with the bank to secure the outstanding letters of credit, of which $0.3 million was issued in February 2022. Due to the nature of the deposit, the balance is classified as restricted cash. Restricted cash is included in the balance for cash, cash equivalents and restricted cash presented in the statements of cash flows.

Inventory
The following table presents detail of inventory balances:

	September 30,	December 31,
(in thousands)	2022	2021
Inventory:
MedCenter hardware	$2,464	$1,201
Pharmaceuticals	3,275	2,150
Spare parts	662	565
Total inventory	$6,401	$3,916
Pharmaceutical inventory was recognized in pharmacy and hardware cost of products sold at $9.3 million and $5.0 million during the three months ended September 30, 2022 and 2021, respectively, and $26.4 million and $12.2 million during the nine months ended September 30, 2022 and 2021, respectively. MedCenter hardware was recognized in pharmacy and hardware cost of products sold at $0.01 million and $0.1 million during the three months ended September 30, 2022 and 2021, respectively, and $0.2 million and $0.5 million during the nine months ended September 30, 2022 and 2021, respectively.

Prepaid expenses and other current assets

The following table presents prepaid expenses and other current assets balances:

	September 30,	December 31,
(in thousands)	2022	2021
Prepaid expenses and other current assets:
Prepaid MedCenter inventory	$2,204	$1,050
Prepaid insurance	292	509
Other	367	632
Total prepaid expenses and other current assets	$2,863	$2,191

Property, plant and equipment, net
The following table presents property, plant and equipment balances:

	Estimated useful lives	September 30,	December 31,
(in thousands)		2022	2021
Property, plant and equipment:
MedCenter equipment	8 years	$7,525	$5,875
IT equipment	1 - 3 years	2,390	2,361
Leasehold improvements	lesser of useful life or term of lease	980	880
General plant and equipment	5 - 8 years	619	603
Office furniture and equipment	5 - 8 years	538	394
Vehicles	5 years	54	54
Construction-in-process		481	1,021
Total historical cost		12,587	11,188
Accumulated depreciation		(6,217)	(5,496)
Total property, plant and equipment, net		$6,370	$5,692
Depreciation expense of property and equipment was $0.3 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $0.9 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively. Depreciation expense included in pharmacy and hardware cost of products sold was $0.03 million and $0.05 million for the three months ended September 30, 2022 and 2021, respectively, and $0.1 million and $0.1 million for the nine months ended September 30, 2022, and 2021, respectively.

Intangible assets, net
The following table presents intangible asset balances:

	September 30,	December 31,
(in thousands)	2022	2021
Gross intangible assets:
Intellectual property	$3,857	$3,857
Software	5,321	4,475
Website and mobile application	583	583
Total intangible assets	9,761	8,915
Accumulated amortization:
Intellectual property	(3,857)	(3,857)
Software	(3,741)	(2,175)
Website and mobile application	(583)	(583)
Total accumulated amortization	(8,181)	(6,615)
Total intangible assets, net	$1,580	$2,300
No intangible assets were purchased for the three months ended September 30, 2022. The Company purchased $0.7 million of intangible assets for the three months ended September 30, 2021, and $0.9 million and $1.9 million for the nine months ended September 30, 2022 and 2021, respectively.
Amortization expense of intangible assets was $1.3 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $1.6 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively, and are included in operating expenses.
The Company’s management team is evaluating its existing systems and software. If management were to determine that certain systems or software were to be replaced in order to achieve greater efficiencies, cost savings, or both, the estimated remaining useful life of some IT equipment and intangible assets may be reduced, resulting in higher depreciation and amortization expense, respectively.

Lessee leases
Balance sheet amounts for lease assets and leases liabilities are as follows:

	September 30,	December 31,
(in thousands)	2022	2021
Assets:
Operating	$2,110	$2,376
Finance	160	162
Total assets	$2,270	$2,538
Liabilities:
Operating:
Current	$632	$599
Long-term	1,673	1,947
Finance:
Current	96	83
Long-term	65	80
Total liabilities	$2,466	$2,709

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s leases as follows:

	September 30,	December 31,
(in thousands)	2022	2021
Operating leases:
Weighted-average remaining lease term (years)	3.8	4.2
Weighted-average discount rate	6.9%	6.9%
Finance leases:
Weighted-average remaining lease term (years)	1.8	1.5
Weighted-average discount rate	8.6%	8.8%
Maturities of operating leases liabilities as of September 30, 2022, are as follows, in thousands:

Remaining period in 2022	$202
2023	755
2024	617
2025	534
2026	468
2027	64
Thereafter	—
Total lease payments	2,640
Less: present value discount	(335)
Total leases	$2,305
Maturities of finance lease liabilities as of September 30, 2022, are as follows, in thousands:

Remaining period in 2022	$30
2023	91
2024	49
2025	4
Thereafter	—
Total finance lease payments	174
Less: imputed interest	(13)
Total leases	$161
Operating lease expenses were $0.2 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $0.7 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 8 - DEBT
The following table presents debt balances:

	September 30,	December 31,
(in thousands)	2022	2021
Term loan	10,162	10,070
Term loan issuance costs, net	(411)	(532)
Total long-term debt, net	$9,751	$9,538
Term loan
The term loan bears interest at a floating rate equal to the greater of 7.25% or the Prime Rate plus 4.0% (10.25% at September 30, 2022). The term loan matures on April 1, 2026. Principal repayment will commence on May 1, 2024 in equal monthly installments of the outstanding loan balance through the maturity date.

NOTE 9 - INCOME TAXES
The Company incurred $0.02 million and zero of income tax expense for the nine months ended September 30, 2022, and 2021, respectively. The income taxes for the periods ended September 30, 2022, are primarily attributed to certain state taxes. The Company continues to be in a loss position as of September 30, 2022. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of the ongoing losses.

As of September 30, 2022, the Company recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the foreseeable future.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The Company has evaluated the impacts of this legislation to the financial statements but does not expect them to be material.

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
Shelf Registration and Sales Agreement

On August 12, 2022, the Company filed a shelf registration statement on Form S-3, or the Shelf, with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, units and/or any combination thereof, in the aggregate amount of up to $150,000,000. The Shelf was declared effective on August 26, 2022. The Company also entered into a sales agreement as of August 12, 2022, or Sales Agreement, with Cowen and Company, LLC, or Cowen, as sales agent, providing for the offering, issuance and sale of up to an aggregate $50,000,000 of the Company’s common stock from time to time at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act, including sales made directly on the Nasdaq Capital Market or any other trading market for the Company’s common stock in “at-the-market” offerings, under the Shelf. As of September 30, 2022, the Company has not issued and sold any shares of common stock under the Sales Agreement.

Share-based compensation
The following table presents the Company's expense related to share-based compensation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Share-based compensation	$565	$365	$1,741	$948
The share-based compensation expense for the three and nine months ended September 30, 2022 and included $0.02 million and $0.1 million, respectively, from employee stock purchase plan expense.
The expense remaining to be recognized for unvested option awards from the 2012, 2018, and 2020 plans and the 2022 inducement plan as of September 30, 2022 was $2.4 million, which is expected to be recognized on a weighted average basis over the next 2.7 years. The expense remaining to be recognized for unvested restricted stock units was $2.2 million, which will be recognized on a weighted average basis over the next 2.3 years.

The following table presents the Company's outstanding option awards activity during the nine months ended September 30, 2022:

(in thousands, except for share and per share amounts)	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	2,848,903	$2.78		$1.44		$104
Granted	2,758,040	1.35		0.98		—
Exercised/released	—	—		—		—
Expired	(117,730)	1.99		1.08		5
Forfeited	(952,488)	2.52		1.42		111
Outstanding, end of period	4,536,725	$1.93		$1.15	8.33	$—
Vested and exercisable, end of the period	1,777,907	2.28		1.16	6.79	—
Vested and unvested exercisable, end of the period	1,777,907	2.28		1.16	6.79	—
Vested and expected to vest, end of the period	4,309,018	1.94		1.15	8.29	—

The following table presents the Company's outstanding restricted stock unit activity during the nine months ended September 30, 2022:

(in thousands, except for share and per share amounts)	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	802,740	$—		$2.78		$1,124
Granted	1,601,824	—		1.41		2,252
Exercised/released	(46,009)	—	$1.17	6.32		54
Expired	—	—		—		—
Forfeited	(585,973)	—		2.05		791
Outstanding, end of period	1,772,582	$—		$1.69	4.93	$1,376
Vested and exercisable, end of the period	—	—		—		—
Vested and unvested exercisable, end of the period	—	—		—		—
Vested and expected to vest, end of the period	1,628,975	—		1.69	4.92	1,264

An aggregate of 2.8 million and 3.4 million shares of common stock was available for grant under the 2020 Plan as of September 30, 2022 and December 31, 2021, respectively.

In April 2022, the Company adopted the MedAvail Holdings, Inc. 2022 Inducement Equity Incentive Plan or the Inducement Plan. The Inducement Plan reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. On April 8, 2022, the Company issued inducement awards to employees that included options to purchase 426,500 shares of Company common stock, and 426,500 restricted stock units. The inducement stock options have an exercise price of $1.96, and 25% of the shares vest on the one year anniversary of the date that employment commenced, and an additional one forty-eighth (1/48th) of the shares vest monthly thereafter. The inducement restricted stock units vest at one-third (1/3rd) of the shares on the first, second and third yearly anniversaries of March 1, 2022.
Warrants
During the nine months ended September 30, 2022, 18.8 million warrants were issued from the first closing of the Private Placement in April 2022 with a fair value of $7.5 million. 4.7 million warrants were issued from the second closing of the Private Placement in July 2022 with a fair value of $2.3 million. No warrants were exercised during the nine months ended September 30, 2022. There were 24.2 million related party warrants outstanding as of September 30, 2022.
The terms for the warrants issued from the Private Placement were as follows:

September 30, 2022
Issue Date	Reason for issuance	Term (years)	Exercise Price (USD)
April 4, 2022	Private Placement	5	$1.25
July 1, 2022	Private Placement	5	$1.25

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
The following tables present revenue and costs of products sold and services by segment (in thousands):

	Retail Pharmacy Services	Pharmacy Technology	Total
Three Months Ended September 30, 2022
Revenue:
Pharmacy and hardware revenue:
Retail pharmacy revenue	$11,162	$—	$11,162
Hardware	—	—	—
Subscription	—	104	104
Total pharmacy and hardware revenue	11,162	104	11,266
Service revenue:
Software	—	94	94
Maintenance and support	—	48	48
Installation	—	—	—
Professional services and other	—	53	53
Total service revenue	—	195	195
Total revenue	11,162	299	11,461
Cost of products sold and services	10,047	122	10,169
Segment gross profit	$1,115	$177	1,292
Operating expense:
Pharmacy operations			4,392
General and administrative			6,087
Selling and marketing			2,126
Research and development			178
Total operating expense			12,783
Operating loss			$(11,491)

	Retail Pharmacy Services	Pharmacy Technology	Total
Three Months Ended September 30, 2021
Revenue:
Pharmacy and hardware revenue:
Retail pharmacy revenue	$5,445	$—	$5,445
Hardware	—	106	106
Subscription	—	108	108
Total pharmacy and hardware revenue	5,445	214	5,659
Service revenue:
Software	—	51	51
Maintenance and support	—	44	44
Installation	—	11	11
Professional services and other	—	27	27
Total service revenue	—	133	133
Total revenue	5,445	347	5,792
Cost of products sold and services	5,366	240	5,606
Segment gross profit	$79	$107	186
Operating expense:
Pharmacy operations			3,750
General and administrative			5,320
Selling and marketing			1,909
Research and development			232
Total operating expense			11,211
Operating loss			$(11,025)

	Retail Pharmacy Services	Pharmacy Technology	Total
Nine Months Ended September 30, 2022
Revenue:
Pharmacy and hardware revenue:
Retail pharmacy revenue	$30,652	$—	$30,652
Hardware	—	236	236
Subscription	—	322	322
Total pharmacy and hardware revenue	30,652	558	31,210
Service revenue:
Software	—	228	228
Maintenance and support	—	127	127
Installation	—	77	77
Professional services and other	—	117	117
Total service revenue	—	549	549
Total revenue	30,652	1,107	31,759
Cost of products sold and services	28,460	588	29,048
Segment gross profit	$2,192	$519	2,711
Operating expense:
Pharmacy operations			11,970
General and administrative			18,729
Selling and marketing			6,738
Research and development			952
Total operating expense			38,389
Operating loss			$(35,678)

	Retail Pharmacy Services	Pharmacy Technology	Total
Nine Months Ended September 30, 2021
Revenue:
Pharmacy and hardware revenue:
Retail pharmacy revenue	$13,357	$—	$13,357
Hardware	—	470	470
Subscription	—	338	338
Total pharmacy and hardware revenue	13,357	808	14,165
Service revenue:
Software	—	125	125
Maintenance and support	—	115	115
Installation	—	39	39
Professional services and other	—	405	405
Total service revenue	—	684	684
Total revenue	13,357	1,492	14,849
Cost of products sold and services	13,130	1,040	14,170
Segment gross profit	$227	$452	679
Operating expense:
Pharmacy operations			9,428
General and administrative			16,733
Selling and marketing			5,056
Research and development			601
Total operating expense			31,818
Operating loss			$(31,139)
The following table presents assets and liabilities by segment (in thousands):

	Retail Pharmacy Services	Pharmacy Technology	Corporate	Total
September 30, 2022
Assets	$15,939	$7,953	$25,959	$49,851
Liabilities	$5,841	$2,689	$10,015	$18,545
December 31, 2021
Assets	$13,641	$5,222	$19,280	$38,143
Liabilities	$5,618	$3,567	$9,885	$19,070
The following table presents long-lived assets, which include property, plant, and equipment and right-of-use-assets by geographic region, based on the physical location of the assets (in thousands):

	September 30,	December 31,
	2022	2021
Long-lived assets:
United States	$8,286	$7,675
Canada	354	555
Total long-lived assets	$8,640	$8,230

NOTE 13 – SUBSEQUENT EVENTS

Nasdaq Capital Market Listing Qualifications

The Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Capital Market (“Nasdaq”) on October 31, 2022 notifying the Company that for the last 30 consecutive business days the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion in Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). The deficiency letter will not result in the immediate delisting of the Company’s common stock from Nasdaq.

The Company has an initial period of 180 calendar days, or until May 1, 2023, to regain compliance with the Bid Price Rule. If the Company is not in compliance with the Bid Price Rule within the first 180 calendar days, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards required by Nasdaq, except for the minimum bid price requirement.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Rule, including initiating a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Bid Price Rule or will otherwise be in compliance with other Nasdaq Listing Rules. If we do not regain compliance with the Bid Price Rule and are not eligible for an additional compliance period, our common stock may be delisted. For more information, see “Risk Factors - Our share price does not meet the minimum bid price for continued listing on Nasdaq. Our ability to continue operations or to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we do not regain compliance with the minimum bid price requirement and we are delisted from Nasdaq.”

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with our audited historical condensed consolidated financial statements for the year ended December 31, 2021, which are included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2022, and our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Quarterly Report on Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q, and Part I, Item 1A. "Risk Factors" of the 2021 Form 10-K for the year ended December 31, 2021. Unless otherwise indicated or the context otherwise requires, references herein to “MedAvail,” “MedAvail Holdings,” “we,” “us,” “our,” and the “Company” refers to MedAvail Holdings, Inc. and its subsidiaries.
Overview
We are a technology-enabled retail pharmacy technology and services company, we have developed and commercialized an innovative self-service pharmacy, mobile application, and kiosk. Through our full-stack pharmacy technology platform, and personal one-on-one service, we bring pharmacy-dispensing capability to the point of care, resulting in lower costs, higher patient satisfaction, improved medication adherence, and better health outcomes.
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
We currently deploy the MedCenter solution through two distinct commercialization channels. First, we own and operate a full retail pharmacy business in the U.S. under the name SpotRx™, or SpotRx. The SpotRx pharmacy business is structured as a hub-and-spoke model where a central pharmacy supports and operates MedCenter kiosks embedded in medical clinics, usually in close proximity to the central pharmacy. Second, as a direct ‘sell-to’ model, commercialization channel, we sell the MedCenter technology and subscriptions for the associated software directly to large healthcare providers and retailers for use within their own pharmacy operations.
The MedCenter kiosk works in tandem with our Remote Dispensing System®, or the Remote Dispensing System, which consists of customer-facing software for remote ordering of medications for pick-up at a MedCenter, or next day home delivery. Supporting our MedCenter kiosks and Remote Dispensing System are our back-end MedPlatform® Enterprise Software, or the MedPlatform Enterprise Software, which controls dispensing and MedCenter monitoring, and supporting Pharmacy Management System software, which allows connection to our supporting team of pharmacists and kiosk administrators.
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
Components of Operating Results for the Nine Months Ended September 30, 2022
We have never been profitable and we incurred operating losses each year since inception. Our net losses were $36.5 million and $31.2 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $228.6 million. Substantially all of our operating losses resulted from expenses incurred in connection with building out our retail pharmacy services operating footprint and from general and administrative costs associated with our operations.
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
As of September 30, 2022, we had cash and cash equivalents of $27.2 million. We will continue to require additional capital to continue our technology development and commercialization activities and build out our pharmacy operations to serve our growing customer base. Accordingly, in November 2020, April 2022, and July 2022, we completed the sale of additional equity through private placement fundings, where we raised $83.9 million, $40.0 million, and $10.0 million in gross proceeds, respectively. Additionally, in June 2021 we entered into a term loan and borrowed $10.0 million. We expect to raise additional capital to continue funding operations. The amount and timing of future funding requirements will depend on many factors, including the pace and results of our growth strategy and capital market conditions. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop product candidates.
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
Results of Operations for the Three Months Ended September 30, 2022
Revenue – Retail Pharmacy and Hardware and Service
Retail pharmacy and hardware revenue
Retail pharmacy revenue from the Retail Pharmacy Services segment is derived from sales of prescription medications and over-the-counter products to patients. Medications are sold and delivered by various methods including dispensing product directly from the MedCenter, patient pick up at MedAvail’s SpotRx pharmacy locations and home delivery of medications to patient residences. Hardware sales from the pharmacy technology segment are derived from either the sales or subscription of the MedCenter to customers.
Service revenue
Service revenue from the Pharmacy Technology Segment is derived from installation and support services.

Revenue

	Three Months Ended September 30,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Pharmacy and hardware revenue:	(in thousands)
Retail pharmacy revenue	$11,162	$5,445	$5,717	105%
Hardware	—	106	(106)	(100)%
Subscription	104	108	(4)	(4)%
Total pharmacy and hardware revenue	11,266	5,659	5,607	99%
Service revenue:
Software	94	51	43	84%
Maintenance and support	48	44	4	9%
Installation	—	11	(11)	(100)%
Professional services and other	53	27	26	96%
Total service revenue	195	133	62	47%
Total revenue	$11,461	$5,792	$5,669	98%
During the three months ended September 30, 2022, retail pharmacy and hardware revenue increased by $5.6 million to $11.3 million compared to that of the same period in 2021. The $5.6 million increase was due to a $5.7 million increase from volume growth in prescription revenue at existing sites and additional sites launched primarily in Florida in Q4 2021 and continuing into 2022.
During the three months ended September 30, 2022, service revenue increased by $0.1 million to $0.2 million compared to that of the same period in 2021.
Cost of Products Sold and Services
Retail pharmacy and hardware cost of products sold
Cost of products sold consists primarily of prescription medications, other over-the-counter health products; and costs associated with MedCenters sold to third-party customers.
Service costs
Service costs consists primarily of costs incurred to install and maintain MedCenters at third-party customer locations.
Costs of Products and Services

	Three Months Ended September 30,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Retail pharmacy and hardware cost of products sold:	(in thousands)
Prescription drugs	$9,313	$4,969	$4,344	87%
Shipping	735	396	339	86%
Hardware	13	129	(116)	(90)%
Depreciation	52	45	7	16%
Total retail pharmacy and hardware cost of products sold	10,113	5,539	4,574	83%
Service costs:
Professional services	10	16	(6)	(38)%
Maintenance and support services	46	46	—	—%
Installation services	—	5	(5)	(100)%
Total service costs	56	67	(11)	(16)%
Total cost of products sold and services	$10,169	$5,606	$4,563	81%
During the three months ended September 30, 2022, retail pharmacy and hardware cost of products sold increased $4.6 million to $10.1 million compared to the same period in 2021. The increase was primarily due to costs associated with volume growth in prescription sales at existing sites and additional sites launched primarily in Florida in Q4 2021 and continuing into 2022. Shipping costs, related to our home delivery service via third-party courier, increased $0.3 million compared to the same period in 2021.
During the three months ended September 30, 2022, service costs were reasonably consistent with the same period in the prior year.
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

	Three Months Ended September 30,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Pharmacy operations expenses:	(in thousands)
Wages and salaries	$2,375	$2,794	$(419)	(15)%
Rent, utilities, and other	569	570	(1)	(0)%
Depreciation of property, plant and equipment	242	220	22	10%
Amortization of intangible assets	1,089	90	999	1110%
Repairs and maintenance	117	76	41	54%
Total pharmacy operations expenses	$4,392	$3,750	$642	17%
During the three months ended September 30, 2022, pharmacy operations expenses increased by $0.6 million to $4.4 million compared to the same period in 2021. Amortization of intangible assets has increased due to deploying internally developed software in our pharmacy operations and decreasing the remaining useful life resulting in an increased amortization of $1.0 million. The increase was offset by the decrease in wages and salaries due to reduction in contractor costs.
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

	Three Months Ended September 30,		2022 vs. 2021
	2022	2021	Amount Change	% Change
General and administrative expenses:	(in thousands)
Wages and salaries	$3,098	$2,695	$403	15%
Professional services	531	549	(18)	(3)%
Share-based compensation	565	367	198	54%
Insurance	503	462	41	9%
Software licenses and support	421	305	116	38%
Rent, utilities, and other	745	555	190	34%
Office and IT supplies	88	126	(38)	(30)%
Travel and other employee expenses	87	184	(97)	(53)%
Depreciation of property, plant and equipment	49	77	(28)	(36)%
Total general and administrative expenses	$6,087	$5,320	$767	14%
During the three months ended September 30, 2022, general and administrative costs increased approximately by $0.8 million to $6.1 million compared to that of the same period in 2021. This increase was primarily due to hiring additional administrative staff, increased share-based compensation, as well as other investments necessary for our growth as a public company.
Selling and Marketing
Selling and marketing expenses consist of personnel costs, marketing and advertising costs, and marketing related expenses for outside professional services. Wages and salaries consist of compensation costs incurred for all selling and marketing employees including our in-clinic customer account managers, including bonuses, health plans, and severance.

	Three Months Ended September 30,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Selling and marketing expenses:	(in thousands)
Wages and salaries	$1,960	$1,658	$302	18%
Travel and other employee expenses	86	126	(40)	(32)%
Marketing	74	110	(36)	(33)%
Other selling and marketing expenses	6	15	(9)	(60)%
Total selling and marketing expenses	$2,126	$1,909	$217	11%
During the three months ended September 30, 2022, selling and marketing costs increased approximately by $0.2 million to $2.1 million compared to that of the same period in 2021. This increase was primarily due to personnel related costs associated with hiring additional Clinic Account Managers (CAMs), which directly support the staff and patients at the growing number of medical clinics where we are deployed.
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

	Three Months Ended September 30,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Research and development expenses:	(in thousands)
Wages and salaries	$166	$165	$1	1%
Other expenses	12	67	(55)	(82)%
Total research and development expenses	$178	$232	$(54)	(23)%
During the three months ended September 30, 2022, research and development costs decreased by approximately $0.1 million.

Interest Income and Expense
Interest expense consists of accrued interest on outstanding debt and is payable monthly.

	Three Months Ended September 30,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Interest income:	(in thousands)
Interest income	$—	$7	$(7)	(100)%
Total interest income	$—	$7	$(7)	(100)%
Interest expense:
Interest expense	$(315)	$(260)	$(55)	21%
Total interest expense	$(315)	$(260)	$(55)	21%
During the three months ended September 30, 2022, interest expense increased compared to the same period in 2021 due to the Company entering into a term loan in June 2021. The interest rate on the term loan was 10.25% on September 30, 2022, compared to 7.25% on September 30, 2021. For more detail on outstanding debt and associated maturities, see Note 8 to the unaudited condensed consolidated financial statements presented elsewhere in this Quarterly Report on Form 10-Q.
Results of Operations for the Nine Months Ended September 30, 2022
Revenue – Retail Pharmacy and Hardware and Service
Retail pharmacy and hardware revenue
Retail pharmacy revenue from the Retail Pharmacy Services segment is derived from sales of prescription medications and over-the-counter products to patients. Medications are sold and delivered by various methods including dispensing product directly from the MedCenter, patient pick up at MedAvail’s SpotRx pharmacy locations or home delivery of medications to patient residences. Hardware sales from the pharmacy technology segment are derived from either the sales or subscription of the MedCenter to customers.
Service revenue
Service revenue from the Pharmacy Technology Segment is derived from installation and support services.
Revenue

	Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Pharmacy and hardware revenue:	(in thousands)
Retail pharmacy revenue	$30,652	$13,357	$17,295	129%
Hardware	236	470	(234)	(50)%
Subscription	322	338	(16)	(5)%
Total pharmacy and hardware revenue	31,210	14,165	17,045	120%
Service revenue:
Software	228	125	103	82%
Maintenance and support	127	115	12	10%
Installation	77	39	38	97%
Professional services and other	117	405	(288)	(71)%
Total service revenue	549	684	(135)	(20)%
Total revenue	$31,759	$14,849	$16,910	114%
During the nine months ended September 30, 2022, retail pharmacy and hardware revenue increased by $17.0 million to $31.2 million compared to that of the same period in 2021. The $17.0 million increase was due to a $17.3 million increase from volume growth in prescription revenue at existing sites and additional sites launched primarily in Florida in Q4 2021 and continuing into 2022, offset by the decrease in hardware revenue from the same period in 2021.

During the nine months ended September 30, 2022, service revenue decreased by $0.1 million to $0.5 million compared to the same period in 2021.
Cost of Products Sold and Services
Retail pharmacy and hardware cost of products sold
Cost of products sold consists primarily of prescription medications, other over-the-counter health products; and costs associated with MedCenters sold to third-party customers.
Service costs
Service costs consist primarily of costs incurred to install and maintain MedCenters at third-party customer locations.
Costs of Products and Services

	Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Retail pharmacy and hardware cost of products sold:	(in thousands)
Prescription drugs	$26,402	$12,154	$14,248	117%
Shipping	2,059	976	1,083	111%
Hardware	245	482	(237)	(49)%
Depreciation	121	132	(11)	(8)%
Total retail pharmacy and hardware cost of products sold	28,827	13,744	15,083	110%
Service costs:
Professional services	33	301	(268)	(89)%
Maintenance and support services	139	105	34	32%
Installation services	49	20	29	145%
Total service costs	221	426	(205)	(48)%
Total cost of products sold and services	$29,048	$14,170	$14,878	105%
During the nine months ended September 30, 2022, retail pharmacy and hardware cost of products sold increased by $15.1 million to $28.8 million compared to that of the same period in 2021. The increase was primarily due to costs associated with volume growth in prescription sales at existing sites and additional sites launched primarily in Florida in Q4 2021 and continuing into 2022. Shipping costs, related to our home delivery service via third-party courier, increased by $1.1 million compared to that of the same period in 2021.
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

	Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Pharmacy operations expenses:	(in thousands)
Wages and salaries	$7,970	$7,330	$640	9%
Rent, utilities, and other	1,602	1,102	500	45%
Depreciation of property, plant and equipment	694	641	53	8%
Amortization of intangible assets	1,362	187	1,175	628%
Repairs and maintenance	342	168	174	104%
Total pharmacy operations expenses	$11,970	$9,428	$2,542	27%
During the nine months ended September 30, 2022, pharmacy operations expenses increased by $2.5 million to $12.0 million compared to that of the same period in 2021. This increase was primarily due to adding our Orlando central pharmacy location in Q4 2021 and continued growth of our other pharmacies. Additionally, volume growth continued to ramp up at existing pharmacy locations, thus increasing pharmacy personnel and supplies, resulting in increased wages, salaries, and operating costs. Amortization of intangible assets has increased as a result of deploying internally developed software in our pharmacy operations and decreasing the remaining useful life resulting in an increased amortization of $1.0 million
General and Administrative
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
We have an equity incentive plan whereby awards are granted to certain of our employees. The fair value of the stock options and restricted stock units granted by us to our employees is recognized as compensation expense on a straight-line basis over the applicable vesting period. We measure the fair value of the stock options using the Black-Scholes option pricing model as of the grant date. Shares issued upon the exercise of stock options and vesting of restricted stock units are new shares. We estimate forfeitures based on historical experience and expense related to awards are adjusted over the term of the awards to reflect their probability of vesting. All fully vested awards are expensed.

	Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	Amount Change	% Change
General and administrative expenses:	(in thousands)
Wages and salaries	$9,699	$8,044	$1,655	21%
Professional services	2,087	2,714	(627)	(23)%
Share-based compensation	1,741	948	793	84%
Insurance	1,509	1,357	152	11%
Software licenses and support	1,132	785	347	44%
Rent, utilities, and other	1,944	1,895	49	3%
Office and IT supplies	286	270	16	6%
Travel and other employee expenses	212	566	(354)	(63)%
Depreciation of property, plant and equipment	119	154	(35)	(23)%
Total general and administrative expenses	$18,729	$16,733	$1,996	12%
During the nine months ended September 30, 2022, general and administrative costs increased approximately by $2.0 million to $18.7 million compared to that of the same period in 2021. This increase was primarily due to hiring additional administrative staff, increased share-based compensation, as well as other investments necessary for our growth as a public company. Professional services decreased approximately by $0.6 million to $2.1 million compared to that of the same period in 2021. This decrease was primarily due to the reduction of fees from data warehousing, legal and audit costs.

Selling and Marketing
Selling and marketing expenses consist of personnel costs, marketing and advertising costs, and marketing related expenses for outside professional services. Wages and salaries consist of compensation costs incurred for all selling and marketing employees including our in-clinic customer account managers, and contractors including bonuses, health plans, and severance.

	Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Selling and marketing expenses:	(in thousands)
Wages and salaries	$6,167	$4,411	$1,756	40%
Travel and other employee expenses	286	242	44	18%
Marketing	260	378	(118)	(31)%
Other selling and marketing expenses	25	25	0	0%
Total selling and marketing expenses	$6,738	$5,056	$1,682	33%
During the nine months ended September 30, 2022, selling and marketing costs increased approximately by $1.7 million to $6.7 million compared to that of the same period in 2021. This increase was primarily due to personnel related costs associated with hiring additional Clinic Account Managers (CAMs) which directly support the staff and patients at the growing number of medical clinics where we are deployed.
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

	Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Research and development expenses:	(in thousands)
Wages and salaries	$534	$498	$36	7%
Other expenses	418	103	315	306%
Total research and development expenses	$952	$601	$351	58%
During the nine months ended September 30, 2022, research and development costs increased by approximately $0.4 million. This increase was primarily due to ongoing product improvement activities, including efforts to integrate our MedPlatform® Enterprises Software with the EPIC pharmacy management system for material and subcontractor costs reflected in other expenses.
Interest Income and Expense
Interest expense consists of accrued interest on outstanding debt and is payable monthly.

	Nine Months Ended September 30,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Interest income:	(in thousands)
Interest income	$1	$74	$(73)	(99)%
Total interest income	$1	$74	$(73)	(99)%
Interest expense:
Interest expense	$(845)	$(328)	$(517)	158%
Total interest expense	$(845)	$(328)	$(517)	158%
During the nine months ended September 30, 2022, interest expense increased compared to the same period in 2021 due to the Company entering into a term loan in June 2021. The interest rate on the term loan was 10.25% on September 30, 2022, compared to 7.25% on September 30, 2021. For more detail on outstanding debt and associated maturities, see Note 8 to the unaudited condensed consolidated financial statements presented elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
Sources of Liquidity
Since inception through September 30, 2022, our operations have been financed primarily by net cash proceeds from the sale of stock from private placements, the sale of redeemable preferred stock and debt. As of September 30, 2022, we had $27.2 million in cash and cash equivalents and an accumulated deficit of $228.6 million. We added to our liquidity resources in 2021 through a senior secured term loan facility with Silicon Valley Bank or the Loan Agreement, pursuant to which we borrowed $10.0 million in aggregate initial term loans. In April 2022, we completed a private placement, pursuant to which we received $40.0 million in gross proceeds before deducting placement agent commissions and other offering expenses. An additional $10.0 million in gross proceeds closed on July 1, 2022.
In connection with the private placement, we issued callable warrants in April 2022 and July 2022. The warrant call option is exercisable by us beginning on each of the 12-month and 24-month anniversaries of the warrant issuance dates and subject to the satisfaction of certain pricing conditions relating to the trading of our shares. If the warrants are exercised in full immediately after issuance by the Investors, we would receive additional gross proceeds of up to $29.4 million. If we exercise our call option immediately after issuance, then we could raise approximately $19.6 million in gross proceeds.
Management is also exploring additional sources of financing, the success of which is dependent on market conditions. Management has concluded that the aforementioned conditions, including the ongoing uncertainty related to the negative impacts of the COVID-19 pandemic and the economic uncertainties related to the conflict in Ukraine resulting from the military actions of Russia, including on the global economy, interest rate fluctuations, inflationary pressures and our supply chain, raise substantial doubt about our ability to continue as a going concern within 12 months from the date of issuance of the financial statements. Our plans to address this uncertainty include raising additional funding, as necessary, through public or private equity or debt financings.
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
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,		2022 vs. 2021
(In thousands)	2022	2021	Amount Change	% Change
Cash used in operating activities	$(37,283)	$(28,174)	$(9,109)	32%
Cash used in investing activities	(1,897)	(2,269)	372	(16)%
Cash provided by financing activities	46,963	8,722	38,241	438%
Net increase (decrease) in cash and cash equivalents, and restricted cash	$7,783	$(21,721)	$29,504	(136)%
Operating Activities
During the nine months ended September 30, 2022, cash used in operating activities increased by $9.1 million to $37.3 million compared to that of the same period in 2021. The increase was primarily due to an increase in inventory, accounts receivable, operating expenses from wages and salaries, and costs attributable to the launch and growth of our retail pharmacy operations in Arizona, California, Michigan, and Florida, and operating as a public company.
Investing Activities
During the nine months ended September 30, 2022, cash used in investing activities decreased by $0.4 million to $1.9 million compared to that of the same period in 2021. The decrease was primarily due to a decrease in investment in intangible assets associated with investments in Retail Pharmacy Services Segment.

Financing Activities
During the nine months ended September 30, 2022, cash provided by financing activities increased by $38.2 million to $47.0 million compared to that of the same period in 2021. The increase was primarily due to issuance of common shares and warrants through a private placement in April 2022 and July 2022, with no similar activity during the nine months ended September 30, 2021, offset by $10.0 million from debt proceeds during the nine months ended September 30, 2021, with no similar activity in the current period.

Critical Accounting Estimates
There were no significant changes in our critical accounting estimates in the nine months ended September 30, 2022, from those previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 29, 2022.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Part II, Item 8, Note 5 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 29, 2022, and Note 4: "Recent Accounting Pronouncements" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
Except as set forth below, there have been no material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, or the “2021 Annual Report", filed with the Securities and Exchange Commission on March 29, 2022. The risk factors described in our 2021 Annual Report, as well as other information set forth in this Quarterly Report on Form 10-Q, could materially adversely affect our business, financial condition, results of operations and prospects, and should be carefully considered. The risks and uncertainties that we face, however, are not limited to those described in the 2021 Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities, particularly in light of the fast-changing nature of the COVID-19 pandemic, containment measures and the related impacts to economic and operating conditions.
Our share price does not meet the minimum bid price for continued listing on Nasdaq. Our ability to continue operations or to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we do not regain compliance with the minimum bid price requirement and we are delisted from Nasdaq.

We received a deficiency letter from Nasdaq notifying us that for the last 30 consecutive business days the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days starting on October 31, 2022 or until May 1, 2023, to regain compliance with the Bid Price Rule. If, at any time before May 1, 2023, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, we will regain compliance with the Bid Price Rule, unless the Nasdaq staff exercises its discretion to extend this 10-day period pursuant to Nasdaq listing rules. We have not regained compliance with Nasdaq Listing Rules as of the filing date of this Quarterly Report on Form 10-Q.

If we do not regain compliance with Nasdaq Listing Rule 5550(a)(2) by May 1, 2023, we may be eligible for additional time to comply. To qualify, we will be required to meet certain continued listing requirements for market value of publicly held shares and all other initial listing standards for Nasdaq. If we meet these requirements, Nasdaq may grant us an additional 180 calendar days to regain compliance with the Bid Price Rule, and we may provide written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period. One method to regain compliance in such circumstances would be to implement a reverse stock split, but there is no guarantee that a reverse stock split would be approved by the stockholders or that a reverse stock split would allow us to regain compliance with the Bid Price Rule, and such an action could result in an adverse effect on or negatively impact the price of our common stock.

If we do not regain compliance with the Bid Price Rule and are not eligible for or are not granted an additional compliance period, our common stock may be delisted. There can be no assurance that, if we receive a delisting notice and appeal the delisting determination by the staff, such appeal would be successful. There can be no assurance that we will maintain compliance with the requirements for listing our common stock on Nasdaq.

Delisting could adversely affect our ability to raise additional capital through the public or private sale of equity securities, which would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock.

We and our stockholders could be materially adversely impacted if our common stock is delisted from Nasdaq. In particular:

•we may lose the confidence of our current or prospective third-party providers and collaboration partners, which could jeopardize our ability to enter into supply, manufacturing, licensing, and collaboration agreements and continue our business as currently conducted;
•we could be in a material breach under agreements we have with third parties, such as the Loan and Security Agreement between us and Silicon Valley Bank;
•the price of our common stock will likely decrease;
•stockholders may be unable to sell or purchase our common stock when they wish to do so;
•the potential loss of confidence by employees;
•we may lose the interest of institutional investors in our common stock;
•we may have fewer business development opportunities;
•we may lose media and analyst coverage;
•our common stock could be considered a “penny stock,” which would likely limit the level of trading activity in the secondary market for our common stock; and

•we would likely lose the active trading market for our common stock, as it may only be traded on one of the over-the-counter markets, if at all.

As of the date of this Quarterly Report on Form 10-Q, except for the risk factor described above with respect to the deficiency in connection with the Bid Price Rule, there have been no material changes to the risk factors disclosed in the 2021 Annual Report filed with the Securities and Exchange Commission on March 29, 2022. We may disclose additional changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 1, 2022, the Company sold and issued 9,411,765 Shares and Warrants to purchase 4,705,881 Warrant Shares in a private placement, which was previously disclosed by the Company on its Current Report on Form 8-K filed July 1, 2022.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of MedAvail Holdings, Inc.	8-K	3.1	June 16, 2022
3.2	Amended and Restated Bylaws of MedAvail Holdings, Inc.	8-K	3.2	November 18, 2020
4.1	Form of Common Stock Purchase Warrant issued by MedAvail, Inc.	8-K	4.1	November 18, 2020
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant, MedAvail, Inc., and certain stockholders, dated October 9, 2020	S-4/A	4.9	October 9, 2020
4.3	Form of Common Stock Purchase Warrant issued by the Registrant to H.C. Wainwright & Co., LLC or its affiliates	8-K	4.3	November 18, 2020
4.4	Securities Purchase Agreement, dated as of March 30, 2022	8-K	10.1	April 4, 2022
4.5	Registration Rights Agreement, dated as of March 30, 2022	8-K	10.2	April 4, 2022
4.6	Form of Warrant	8-K	10.3	April 4, 2022
4.7	Sales Agreement dated as of August 12, 2022.	S-3	1.2	August 12, 2022
10.1#	MedAvail Holdings, Inc. 2022 Inducement Equity Incentive Plan and related forms of stock option and restricted stock unit agreements.	8-K	10.1	April 8, 2022
16.1	Letter to the Securities and Exchange Commission from PricewaterhouseCoopers LLP, dated July 11, 2022	8-K	16.1	July 11, 2022
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q
104*	Inline XBRL for the cover page of this Quarterly on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set
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

MEDAVAIL HOLDINGS, INC.

Date: November 10, 2022	By:	/s/ Mark Doerr
Mark Doerr
President, Chief Executive Officer, and Principal Executive Officer

	By:	/s/ Ramona Seabaugh
Ramona Seabaugh
Chief Financial Officer and Principal Financial Officer