Form 10-K
period 2022-12-31
MedAvail Holdings, Inc.
filed 2023-04-14
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to_____
Commission File No. 001-36533

MEDAVAIL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0772394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
4720 East Cotton Gin Loop, Suite 220, Phoenix, Arizona United States	85040
(Address of principal executive offices)	(Zip Code)
+1 (905) 812-0023
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MDVL	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price of $1.53 for the registrant’s common shares on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter as reported on the Nasdaq Capital Market, was approximately $63.6 million.
As of April 11, 2023, there were 80,485,223 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

MedAvail Holdings, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2022

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
•developments and projections relating to our competitors or our industry; and
•the impact of general market and macroeconomic conditions, including the effect of inflationary pressure, including any impact of adverse developments affecting the financial services industry, such as those based on liquidity constraints or concerns and events including the outbreak of war in Ukraine, on our business.
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
Overview
We are a pharmacy technology and services company that develops and commercializes an innovative self-service pharmacy, mobile application, and kiosk. Our core technology and product called the MedAvail MedCenter™, or the MedCenter., a pharmacist controlled, patient-interactive, prescription dispensing system akin to a “pharmacy in a box” or prescription-dispensing ATM. The MedCenter facilitates live pharmacist counselling via two-way audio-video communication with the ability to dispense prescription medicines under pharmacist control. Additionally, through 2022 we also operated the SpotRx Pharmacy, or SpotRx, a full-service retail pharmacy utilizing our automated pharmacy technology. Subsequent to December 31, 2022, on January 19, 2023, we announced our plans to exit the retail pharmacy services business, including SpotRx, in order to focus on our pharmacy technology business. On January 22, 2023, we entered into an asset purchase agreement with respect to the sale of our retail pharmacy assets. On April 6, 2023, we announced that we had completed the transactions contemplated by the asset purchase agreement, including the disposition of the specific assets therein, on February 10, 2023. As of March 31, 2023, we have substantially completed our exit from the pharmacy services business.
Business Segments
Our operations consist of two business segments: Retail Pharmacy Services and Pharmacy Technology.
Retail Pharmacy Services Segment
Our Retail Pharmacy Services Segment comprises MedAvail Pharmacy Inc., an Arizona corporation, that is a wholly owned subsidiary of MedAvail, and does business under the trade name “SpotRx Pharmacy” or “SpotRx”. SpotRx pharmacy operations consist of MedCenter generated sales to patients, including pharmaceuticals and merchandise. SpotRx is a full-service retail pharmacy platform operating in the United States, that is structured as a hub-and-spoke model; where a centralized pharmacy supports and operates a network of MedCenter. Payors include the patient and third-party payors (e.g., pharmacy benefit managers, insurance companies and governmental agencies). The SpotRx Pharmacy segment focuses on the Medicare (65+ year old) market and the medical clinics where Medicare recipients receive care. We typically pay rent to the healthcare site operator where the MedCenter is located. As of December 31, 2022, SpotRx had 111 MedCenters deployed, 110 of which were actively dispensing and generating revenue, and we were operating eight central pharmacies including two in Arizona, three in California, two in Florida, and one in Michigan.
Pharmacy Technology Segment
The Pharmacy Technology Segment comprises MedAvail Technologies, Inc., a Canadian corporation, MedAvail Technologies (US) Inc., a Delaware corporation, and both collectively referred to as “MedAvail Technologies”. MedAvail Technologies sells the MedPlatform System, which includes the MedCenter prescription dispensing kiosk, software, integration services, and maintenance services. The customer provides and conducts all pharmacy staff and operations, including procuring and packaging all medications for stocking in the MedCenters. The MedPlatform agreement consideration includes either an initial lump sum payment upon MedCenter integration and installation, with monthly payments thereafter, for software and maintenance services; or a combined monthly payment that includes the MedCenter, integration services, software, and maintenance services.
The major steps of our deployment process include integration with the customer’s pharmacy software, including educating and training customer pharmacy staff, and MedCenter site planning and installation. The deployment process typically runs one to two months.
Exit of Pharmacy Services Business, or SpotRx
On January 19, 2023, we announced our plan to exit the retail pharmacy services or the “Pharmacy Services Business” to focus on our Pharmacy Technology Segment. In connection with our exit from the Pharmacy Services Business, we hired a broker and negotiated the sale of certain related pharmacy assets. Our operations following the exit from the Pharmacy Services Business will consist solely of our Pharmacy Technology Segment.
In connection with our exit from the Pharmacy Services Business, we initiated a reduction in force or the “Reduction”, of approximately 75% of our full-time employees, effective January 18, 2023. The employees that were subject to the Reduction were primarily employees of our Pharmacy Services Business. The purpose of the Reduction is to preserve capital with the goal of maximizing the opportunity available to us to pursue our Pharmacy Technology Segment.

On January 22, 2023, we entered into the Asset Purchase and Sale Agreement dated January 20, 2023 or the “Asset Purchase Agreement” with German Dobson CVS, L.L.C., Garfield Beach CVS, L.L.C., Longs Drug Stores California, L.L.C., Woodward Detroit CVS, L.L.C. and Holiday CVS, L.L.C. or collectively, “CVS”, pursuant to which we agreed to sell certain of our assets, including pharmacy records, inventory and other assets, in the SpotRx pharmacies located in Tucson and Phoenix, Arizona; Buena Park, Laguna Hills and San Fernando, California; Southfield, Michigan; and in Orlando and Tampa, Florida, for an aggregate purchase price of $2.6 million which was paid upon the closing date of the transaction, the “CVS Transaction”, on February 9, 2023. Upon closing, the pharmacy records and inventory purchased by CVS were transferred from the SpotRx pharmacies to nearby CVS pharmacy locations. On April 6, 2023, we announced that we had completed the transactions contemplated by the Asset Purchase Agreement, including the disposition of the specific assets therein, on February 10, 2023. As of March 31, 2023, we have substantially completed our exit from the pharmacy services business.
The actions undertaken by us in connection with exit of the Pharmacy Services Business are expected to result in annualized operating expense savings of approximately $35 million to $37 million, compared to the full year 2022. We may incur additional expenses not currently contemplated due to events associated with the exit of the Pharmacy Services Business. The charges that we expect to incur in connection with the exit of the Pharmacy Services Business are estimates and subject to a number of assumptions, and actual results may differ materially.
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
Our proprietary hardware and software technology has the following unique strengths:
•The MedCenter and support software are a proprietary real time telehealth platform, delivering remote pharmacy team, dispensing medications, answering patient questions, and supporting administrative functions;
•The MedPlatform systems reduce customer pharmacy capital costs and operating cost through telehealth technology, automation, and shared centralized resources; and
•The MedPlatform software support systems share data with the healthcare practitioners to support patient adherence to improve patient health outcomes.
Growth Opportunities
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
The consequences of the COVID-19 pandemic highlighted the MedPlatform benefits. As a result, health systems such as Texas Health Resources began to deploy our MedPlatform technology to increase their pharmacy footprint, with an initial focus on their emergency departments that expanded their urgent care clinics.
We have established full integrations with Kaiser Permenante, McKesson EnterpriseRx and Epic Willow pharmacy management systems. Both McKesson Enterprise and Epic Willow are operated by numerous retail and health system pharmacies representing approximately 1,900 potential partners and more than 7,000 sites for MedCenter deployments. Integration with pharmacy management systems enables seamless workflow incorporation of the MedCenter.
Sales and Marketing
Our Sales team is primarily focused on selling our technology to two channels: Urgent Care Clinics and Primary Care Offices, and the team consists of Account Relationship Managers. If the customer desires to purchase our MedCenter and lease the associated proprietary software, the customer will contract with us through our Pharmacy Technology segment.

Research and Development
Our research and development process begins with customer and health care provider collaboration to develop solutions for unmet customer and industry needs. We have a team of software architects and hardware engineers that design and prototype our MedCenter hardware and software technology.
Manufacturing and Inventory
The MedCenter equipment produced is available in the M4 model. The M4 MedCenter is a compact design utilized for pharmacy or clinic operations and available to MedPlatform customers.
During 2021 and 2022, the MedCenter hardware was produced through an agreement with a contract manufacturer that specializes in complex electronic kiosk manufacturing. As of the year ended December 31, 2022, we had a manufacturing and supply agreement with Kitron Technologies, or Kitron whereby under this agreement, Kitron manufactured our MedCenters. As part of our focus on our Pharmacy Technology Segment manufacturing of the MedCenters we terminated our agreement with Kitron, and look to develop our MedCenters internally, capitalizing upon our expertise in the manufacturing of our MedCenters. We currently forecast we have sufficient inventory of our MedCenters for our target level of sales to last us through the end of 2024.
Intellectual Property
We own or license rights to certain know-how, proprietary information and technology, copyrights, patents, and other intellectual property upon which our business depends. To protect our intellectual property rights, we rely on trade secret laws, patents, copyrights, trademarks and confidentiality agreements and contracts with employees, consultants and other parties.
As of December 31, 2022, we have the following patents and trademarks issued and pending:
•12 US patents, 4 Canadian patents, 1 European patent, that expire beginning in July 2027 through June 2031;
•6 US trademarks, 7 US trademarks pending;
•7 Canadian trademarks, 1 Canadian trademark pending; and
•4 European registered trademarks.
Competition
We operate in the increasingly complex and challenging medical technology marketplace. Technological advances and scientific discoveries have accelerated the pace of change in medical technology, and the regulatory environment of medical products is becoming more complex and vigorous. We compete directly with several companies in the medication management automations solutions market, as well as the medication adherence solutions market, based on many factors, including price, quality, customer outcome and cost of operation, innovation, product features and capabilities, installation and service, reputation and brand recognition, size of installed base, range of solutions, distribution, and promotion. To remain competitive in the industries in which we operate, we continue to make investments in research and development, quality management, quality improvement, product innovation and productivity improvement in support of our Pharmacy Technology Segment.
Government Regulation
The boards of pharmacy view the MedCenter as an extension of the physical pharmacy, with the MedCenter being a remote dispensing device for a licensed physical pharmacy within the applicable state. The board of pharmacy for many states will perform a physical site visit to see the MedCenter prior to licensing, perform an inspection of the physical pharmacy, and review the policies and procedures associated with the MedCenter. This process is consistent whether the MedCenter is being operated by SpotRx or customer.
When analyzing the United States market, we view states as:
•Open to deploy;
•Rule making in-process to be open to deploy;
•Favorable waiver rules in place to allow deployment; and
•Restrictive or unfavorable rules.

Federally, we are regulated by the United States Drug Enforcement Administration, or the DEA, with respect to controlled substances. At this time, we cannot dispense any controlled substances through the MedCenter.
On January 30, 2023, the Biden Administration announced that it intends to end the COVID-19 national emergency and public health emergency by May 11, 2023. The termination of the public health emergency is expected to have significant impact on the health care industry, especially businesses that rely on COVID-19 related waivers and flexibilities promulgated by the government during the public health emergency. For example, after the termination of the public health emergency, prescriptions for a controlled substance via telemedicine may require a prior in-person medical evaluation. The DEA has also issued a proposed rule that, if finalized, would allow practitioners to prescribe a 30-day supply of Schedule III-V non-narcotic controlled medications and a 30-day supply of buprenorphine for the treatment of opioid use disorder without an in-person evaluation or referral from a medical practitioner who has conducted an in-person evaluation, provided that the prescription is otherwise consistent with any applicable federal and state laws.
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

Pharmacy Licensing and Registration
State laws require that each of our pharmacy locations be appropriately licensed and/or registered to dispense pharmaceuticals in that state. We were licensed in all states that require such licensure and complied with all state licensing laws applicable to our business. Laws enforced by the DEA, as well as some similar state agencies, required our pharmacy locations to individually register to handle controlled substances, including prescription pharmaceuticals. We maintained DEA registrations for each of our facilities that required such registration and followed procedures intended to comply with all applicable federal and state requirements regarding controlled substances. On January 19, 2023, we announced our plans to exit the retail pharmacy services business, including SpotRx, in order to focus on our pharmacy technology business. On April 6, 2023, we announced that we had completed the transactions contemplated by the Asset Purchase Agreement, including the disposition of the specific assets therein, on February 10, 2023. As of March 31, 2023, we have substantially completed our exit from the pharmacy services business.
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
Fraud and Abuse Laws — Anti-Kickback Statute
The federal Anti-Kickback Statute prohibits individuals and entities from knowingly and willfully paying, offering, receiving, or soliciting money or anything else of value in order to induce the referral of patients or to induce a person to purchase, lease, order, arrange for, or recommend services or goods covered by Medicare, Medicaid, or other federal healthcare programs. The federal courts have held that an arrangement violates the Anti-Kickback Statute if any one purpose of the remuneration is to induce the referral of patients covered by the Medicare or Medicaid programs, even if another purpose of the payment is to compensate an individual for rendered services. The Anti-Kickback Statute is broad and potentially covers many standard business arrangements. Violations can lead to significant penalties, including criminal fines of up to $100,000 per violation and/or ten years imprisonment, civil monetary penalties of up to $50,000 per violation plus treble damages and/or exclusion from participation in Medicare, Medicaid and other federal healthcare programs. Certain types of payments are excluded from the statutory prohibition. Additionally, in an effort to clarify the conduct prohibited by the Anti-Kickback Statute, the Office of the Inspector General of HHS, or the OIG, publishes regulations that identify a limited number of safe harbors. Business arrangements that satisfy all of the elements of a safe harbor are immune from criminal enforcement or civil administrative actions. The Anti-Kickback Statute is an intent-based statute and the failure of a business relationship to satisfy all of the elements of a safe harbor does not, in and of itself, mean that the business relationship violates the Anti-Kickback Statute. The OIG, in its commentary to the safe harbor regulations, has recognized that many business arrangements that do not satisfy a safe harbor nonetheless operate without the type of abuses the Anti-Kickback Statute is designed to prevent. We attempt to structure our business relationships to satisfy an applicable safe harbor. However, in those situations where a business relationship does not fully satisfy the elements of a safe harbor, we attempt to satisfy as many elements of an applicable safe harbor as possible. The OIG is authorized to issue advisory opinions regarding the interpretation and applicability of the Anti-Kickback Statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions.
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
Fraud and Abuse Laws — False Claims Act
We are subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim or causing a claim to be presented for payment from a federal healthcare program that is false or fraudulent. The standard for “knowing and willful” may include conduct that amounts to a reckless disregard for the accuracy of information presented to payors. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare or Medicaid programs and imprisonment. One of the most prominent of these laws is the federal False Claims Act, which may be enforced by the federal government directly or by a private plaintiff by filing a qui tam lawsuit on the government’s behalf. Under the False Claims Act, the government and private plaintiffs, if any, may recover monetary penalties in the amount of $13,508 to $27,018 per false claim, subject to adjustment for inflation, as well as an amount equal to three times the amount of damages sustained by the government as a result of the false claim. Several states, including states in which we operate, have adopted their own false claims statutes as well as statutes that allow individuals to bring qui tam actions. In recent years, federal and state government authorities have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws, and they have conducted numerous investigations of pharmaceutical manufacturers, or pharmacy benefit managers “PBMs”, pharmacies and healthcare providers with respect to false claims, fraudulent billing and related matters. We have procedures in place to ensure the accuracy of our claims.

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
The Medicare Part D program has undergone significant legislative and regulatory changes since its inception. Medicare Part D continues to attract a high degree of legislative and regulatory scrutiny, and applicable government rules and regulations continue to evolve. For example, CMS may issue regulations that limit the ability of Medicare Part D plans to establish preferred pharmacy networks. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. In an effort to curb Medicare patients’ out-of-pocket costs for prescription drugs, the Part D redesign legislation requires manufacturers to contribute to the catastrophic coverage phase for Part D drugs as discounts through a manufacturer discount program. Furthermore, any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors.
Health Reform Legislation
Congress passed major health reform legislation, including the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, or the ACA, which enacted a number of significant healthcare reforms. Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act of 2017 (Tax Act) was enacted, which, among other things, removed penalties for not complying with ACA’s individual mandate to carry health insurance, effective January 1, 2019. In June 2021 the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and healthcare measures promulgated by the Biden administration will impact the ACA, our business, financial condition and results of operations. On January 28, 2021, President Biden issued an executive order to initiate a special enrollment period to help people obtain health insurance coverage through the ACA marketplace. This executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. As noted above, the Inflation Reduction Act of 2022 includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.
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
Employees
As of December 31, 2022, we had 279 full-time employees worldwide. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. None of our employees are represented by a labor union or are a party to a collective bargaining agreement. Subsequent to December 31, 2022, and effective January 18, 2023, we initiated a reduction in force, or the Reduction, in which approximately 75% of our full-time employees were terminated. The employees subject to the Reduction were primarily employees of our Pharmacy Services Business. The purpose of the Reduction is to preserve capital with the goal of maximizing the opportunity available to us to pursue our focus on the Pharmacy Technology Segment.
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
Our principal executive offices are located at 4720 East Cotton Gin Loop, Suite 220, Phoenix, Arizona, 85040, and our telephone number is (905) 812-0023. Our website address is www.medavail.com. Investors and others should note that we announce material financial information to our investors using SEC filings, press releases, our investor relations website, public conference calls and webcasts. We use these channels to communicate with investors, customers and the public about us, our products and other issues. The information on, or that may be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this Annual Report on Form 10-K.

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
Risk Factors Summary
Below is a summary of some of the more significant risks and uncertainties we face. This summary is not exhaustive and is qualified by reference to the full set of risk factors set forth in this Part I, Item A. The principal factors and uncertainties that make investing in our company risky include, among others:
•Our share price does not meet the minimum bid price for continued listing on Nasdaq. Our ability to continue operations or to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we do not regain compliance with the minimum bid price requirement and we are delisted from Nasdaq.
•We have a history of net losses, which we expect to continue, and we may not be able to achieve or sustain profitability in the future.
•General market conditions and other factors unrelated to our operating performance or the operating performance of our competitors, including deteriorating market conditions due to investor concerns regarding the effect of inflationary pressure, including any impact of adverse developments affecting the financial services industry, such as those based on liquidity constraints or concerns, and the ongoing military activity between Russia and Ukraine.
•The military action launched by Russian forces in Ukraine, the actions that have been and could be taken by other countries, including new and stricter sanctions and actions taken in response to such sanctions, have impacted, and may continue to impact, our business and results of operations, including our supply chains.
•Our auditors identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our stock price, business and operating results.
•The COVID-19 pandemic and its variants, and efforts to reduce any future spread may negatively impact our business and operations.
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
We received a deficiency letter from Nasdaq notifying us that for the last 30 consecutive business days the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days starting on October 31, 2022 or until May 1, 2023, to regain compliance with the Bid Price Rule. If, at any time before May 1, 2023, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, we will regain compliance with the Bid Price Rule, unless the Nasdaq staff exercises its discretion to extend this 10-day period pursuant to Nasdaq listing rules. We have not regained compliance with Nasdaq Listing Rules as of the filing date of this Annual Report on Form 10-K.
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
•our common stock could be considered a “penny stock,’ which would likely limit the level of trading activity in the secondary market for our common stock; and
•we would likely lose the active trading market for our common stock, as it may only be traded on one of the over-the counter markets, if at all.
We are an early-stage company with a history of net losses, and expect to incur operating losses in the future and may not be able to achieve or sustain profitability. We have a limited history operating as a commercial company. We believe that the funds received from our recent private placement and the sale of our pharmacy assets will be sufficient for us to continue as a going concern in the Pharmacy Technology Segment for at least the next 12 months from the date of issuance of this report. We cannot guarantee, however, we may not require additional funds and financings to execute our business plan and to fund our operations.
We have incurred net losses since our inception in 2012. For the years ended December 31, 2022 and 2021, we had net losses of $47.6 million, and $43.8 million, respectively, and we expect to continue to incur additional losses in the future. As of December 31, 2022, we had an accumulated deficit of $239.7 million. To date, we financed our operations primarily through equity and debt financings and from deployments of our MedCenter solution and, through February 9, 2023, the operation of our full-service retail pharmacy platform.
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
Relevant accounting standards require that management make a determination as to whether or not substantial doubt exists as to our ability to continue as a going concern. If substantial doubt does exist we, management, should determine if there are plans in place which alleviate that doubt. We had previously identified substantial doubt as to our ability to continue as a going concern in the prior year as of March 29, 2022. Given, however, our recent private placement as described herein, and the reduction in operation cost resulting from its disposition of our pharmacy services business, we determined given ongoing cash requirements to fund operations, we have sufficient financial resources to continue operations through the date of this report and one year from the date of the financial statement issuance date, with no substantial doubt as to our ability to continue as a going concern going forward.
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
We began commercializing our products in the United States in 2016 and therefore do not have a long history operating as a commercial company. Over the next several years, we expect to continue to devote a substantial amount of our resources to, among other matters, expand commercialization efforts, increase adoption for our products and develop additional products. As a public company, we have incurred and will continue to incur legal, accounting and other expenses related to being a public company. Accordingly, we expect to continue to incur operating losses for the foreseeable future and we cannot assure that we will achieve profitability in the future or that, if we become profitable, that we will sustain profitability. Our failure to achieve and sustain profitability in the future will make it more difficult to finance our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline. In addition, failure of our products to significantly penetrate the target markets would negatively affect our business, financial condition and results of operations.
Our core technology - the MedCenter - has been in market since 2015 at limited volume and we have recently exited the pharmacy services business. Our new focus on our Pharmacy Technology Business will now be our only current and future revenue, for which we have a limited operating history; this makes it difficult to predict our future operating results.
We began shipping our MedCenter in 2015. Given the constantly evolving market for our product, regulatory changes to government healthcare programs and the constant competitive pressures in this market, our limited operating history with this market provides a limited basis upon which to evaluate our ability to accomplish our business objectives. We are in the early stages of deployment, and there are many risks associated with the rapidly changing pharmacy industry. We may not be successful in addressing these risks; and our limited operating history adds to the difficulty in forecasting our future revenue and planning expenses accordingly and, therefore, predicting our future operating results.
Our business could be harmed by any governmental enforcement actions, regulatory proceedings, inquiries and investigations, or similar actions, or similar private proceedings, that would alter how drug manufacturers promote or sell products and services.
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
The development and production of new products with high technology content, such as our MedCenter, is complicated and often involves problems with software, components and manufacturing methods. Our products have contained and may continue to contain one or more undetected errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by consumers. We suspect that errors, including potentially serious errors, may be found from time to time in our products. Our MedCenter may suffer degradation of performance and reliability over time. Furthermore, because we outsource the manufacturing of almost all of the key hardware components of our MedCenter, we may also be subject to product performance problems as a result of the acts or omissions of these third parties.
If reliability, quality or other problems develop, a number of negative effects on our business could result, including:
•costs associated with fixing or replacing products;
•reduced orders from existing customers; and
•declining interest from potential customers.

If we are unable to manage our administrative and operational infrastructures we will suffer significant harm.
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
Our recent management and board transition may divert resources and attention from the daily operation of our business
We believe that our success depends largely on the efforts and abilities of our senior executive management team and the members of our board of directors. Their experience and industry contacts significantly benefit us. Our future success also depends in large part on our ability to attract, retain and motivate key management and operating personnel. We completed our previously announced Chief Executive Officer transition, Chief Financial Officer transition, other executive management transitions, and changes to our Board of Directors during the years ended December 31, 2022 and 2021, respectively. These transitions or other transitions in the future may create uncertainty and involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies and result in a material adverse impact on our business, financial condition, results of operations or cash flows.
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
We have many different information and other technology systems supporting our businesses. Our businesses depend in large part on these systems to adequately price our products and services; accurately establish reserves, process claims and report operating results, and interact with providers, employer plan sponsors, customers, members, consumers and vendors in an efficient and uninterrupted fashion. In addition, recent trends toward greater consumer engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Certain of our technology systems, including software, are older, legacy systems that are less flexible, less efficient and require a significant ongoing commitment of capital and human resources to maintain, protect and enhance them and to integrate them with our other systems. We must re-engineer and reduce the number of these systems to meet changing consumer and vendor preferences and needs, improve our productivity and reduce our operating expenses. We also need to develop or acquire new technology systems, contract with new vendors or modify certain of our existing systems to support the consumer-oriented and transformation products and services we are developing, operating and expanding and/or to meet current and developing industry and regulatory standards, including to keep pace with continuing changes in information processing technology and emerging cybersecurity risks and threats. If we fail to achieve these objectives, our ability to profitably grow our business and/or our operating results may be adversely affected.
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
In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership.
Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all.
We may experience inflationary pressures, caused by the COVID-19 pandemic or as a result of general macroeconomic factors, which could increase our manufacturing costs and operating expenses and have a material adverse impact on our results of operations.
We continuously monitor the effects of inflationary factors, such as increases in our cost of goods sold and selling and operating expenses, which may adversely affect our results of operations. Specifically, we may experience inflationary pressure affecting the cost of the components for our MedCenter and in the wages that we pay our employees due to challenging labor market conditions. Competitive and regulatory conditions may restrict our ability to fully recover these costs through price increases. As a result, it may be difficult to fully offset the impact of persistent inflation. Our inability or failure to do so could have a material adverse effect on our business, financial condition and results of operations or cause us to need to obtain additional capital in the future earlier than anticipated.
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
We may be required to pay significant penalties if we are not able to fulfill all of our registration requirements under outstanding registration rights agreements.
We are parties to registration rights agreements entered into on March 30, 2022, or the 2022 Registration Rights Agreement, and March 9, 2023, or the 2023 Registration Rights Agreement, with respect to shares of Common Stock held by certain MedAvail Holdings, Inc. stockholders. Pursuant to the obligations under the 2022 Registration Rights Agreement, we filed registration statements on June 3, 2022, and August 12, 2022, which were declared effective as of June 24, 2022, and August 26, 2022, respectively, and we have an obligations to maintain the effectiveness of registration statements until the earlier of (i) such time as such shares have been sold by such stockholders or (ii) the date under which such shares could be sold in any 90 day period pursuant to Rule 144. We have an obligation under the 2023 Registration Rights Agreement to prepare and file, registration statements within 60 days of the closing of our 2023 private placement with respect to the shares of common stock underlying the pre-funded warrants issued in our 2023 private placement, and within 30 days following the issuance of the Series A Warrants issued in our 2023 private placement with respect to the shares of common stock underlying the Series A Warrants, and thereafter cause such registration statements to become effective with the SEC. The failure to keep such registrations effective could result in the payment of liquidated damage by us, which could be as much as approximately $150,000 per month until the certain registration statements is re-declared effective. There can be no assurance that we will not incur damages with respect to such agreements.

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
Legal Risks
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
Like other companies in the medical and technology pharmacy industries, we are subject to extensive regulation by national, state and local government agencies in the United States and other countries in which it may operate. There continues to be a heightened level of review and/or audit by regulatory authorities of, and increased litigation regarding, our and the rest of the health care and related industry’s business, compliance and reporting practices. As a result, we are regularly the subject of government actions of the types described above. In addition, under the qui tam or “whistleblower” provisions of the federal and various state false claims acts, persons may bring lawsuits alleging that a violation of the federal anti-kickback statute or similar laws has resulted in the submission of “false” claims to federal and/or state healthcare programs, including Medicare and Medicaid. After a private party has filed a qui tam action, the government must investigate the private party’s claim and determine whether to intervene in and take control over the litigation. These actions may remain under seal while the government makes this determination.
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
In addition, during the past several years, the United States health care industry has been subject to an increase in governmental regulation and enforcement activity at both the federal and state levels. Further, uncertainties exist regarding the application of many of these legal requirements to our business. In addition, it is possible that certain provisions of the current health care reform legislation may be modified, repealed or otherwise invalidated. Changes in these laws and regulations and the related interpretations and enforcement practices may require extensive system and operating changes that may be difficult to implement. Untimely compliance or noncompliance with applicable laws and regulations could adversely affect the continued operation of our business, including, but not limited to: imposition of civil or criminal penalties; significant fines or monetary penalties; suspension or disgorgement of payments from government programs; loss of required government certifications or approvals; loss of authorizations to participate in or exclusion from government reimbursement programs; or loss of registrations or licensure.
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
On January 30, 2023, the Biden Administration announced that it intends to end the COVID-19 national emergency and public health emergency by May 11, 2023. The termination of the public health emergency is expected to have significant impact on the health care industry, especially businesses that rely on COVID-19 related waivers and flexibilities promulgated by the government during the public health emergency. For example, after the termination of the public health emergency, prescriptions for a controlled substance via telemedicine may require a prior in-person medical evaluation. The DEA has also issued a proposed rule that, if finalized, would allow practitioners to prescribe a 30-day supply of Schedule III-V non-narcotic controlled medications and a 30-day supply of buprenorphine for the treatment of opioid use disorder without an in-person evaluation or referral from a medical practitioner who has conducted an in-person evaluation, provided that the prescription is otherwise consistent with any applicable federal and state laws.
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
•ERISA and related regulations;
The scope of the practices and activities that are prohibited by federal and state false claims acts is uncertain and may be the subject of pending or future litigation. Claims under federal and state false claims acts can be brought by the government or by private individuals on behalf of the government through a qui tam or “whistleblower” suit. If we are convicted of fraud or other criminal conduct in the performance of a government program or if there is an adverse decision against it under the federal False Claims Act, it may be temporarily or permanently suspended from participating in government health care programs, and we also may be required to pay significant fines and/or other monetary penalties. Whistleblower suits have resulted in significant settlements between governmental agencies and health care companies. The significant incentives and protections provided to whistleblowers under applicable law increase the risk of whistleblower suits.
If we fail to comply with laws and regulations that apply to government programs, we could be subject to criminal fines, civil penalties, premium refunds, prohibitions on marketing or active or passive enrollment of members, corrective actions, termination of our contracts or other sanctions which could have a material adverse effect on our operating results, cash flows and financial condition. Our businesses, profitability and growth also may be adversely affected by (i) judicial and regulatory decisions that change and/or expand the interpretations of existing statutes and regulations, impose medical or bad faith liability, or (ii) other legislation and regulations.
Pharmacies and pharmacists must obtain federal and state licenses to operate, distribute and dispense pharmaceuticals and controlled substances. If we are unable to obtain and maintain our licenses, meet certain security and operating standards or comply with acts and regulations covering among other things, the sale, distribution and dispensing of controlled substances, or if states place burdensome restrictions or limitations on non-resident pharmacies, either of the foregoing could limit or affect our ability to operate in some states. In addition, each state has different laws passed by state legislatures and rules approved by state pharmacy boards governing the operation, distribution and dispensing of pharmaceuticals and there is no universal federal or international regulation. This lack of uniform laws and rules makes the costs of compliance significant and makes a violation of state laws and rules by us more likely. Furthermore, the laws and rules relating to pharmacy technology are relatively new and evolving further adding to the cost of compliance and increasing our risk of noncompliance. Federal and state regulatory authorities have broad enforcement powers and are able to revoke licenses, seize or recall products and impose significant criminal, civil and administrative fines and sanctions for violations of such laws and regulations, any of which could have a material and adverse effect on our ability to do business.
Changes in healthcare regulatory environments may adversely affect our businesses.
Political, economic and regulatory influences are subjecting the healthcare industry to significant changes that could adversely affect our results of operations. In recent years, the healthcare industry has undergone significant changes in an effort to reduce costs and government spending. These changes include an increased reliance on managed care, cuts in certain Medicare and Medicaid funding in the United States and the funding of governmental payors in foreign jurisdictions, consolidation of competitors, suppliers and other market participants; and the development of large, sophisticated purchasing groups. We expect the healthcare industry to continue to change significantly in the future. Some of these potential changes, such as a reduction in governmental funding for certain healthcare services or adverse changes in legislation or regulations governing prescription drug pricing, healthcare services or mandated benefits, may cause customers to reduce the amount of our products and services they purchase or the price they are willing to pay for our products and services. We expect continued governmental and private payor pressure to reduce pharmaceutical pricing. Changes in pharmaceutical manufacturers’ pricing or distribution policies could also significantly reduce our profitability.
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
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments can vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Moreover, there has recently been heightened governmental scrutiny over the manner in which pharmaceutical manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to drug pricing, to reform government program reimbursement methodologies for pharmaceutical products, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference to pricing systems and publication of discounts and list prices, which may adversely affect our revenue and financial condition.
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these regulations and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is currently unknown. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue or attain profitability. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Depending on the details of further executive, legislative and administrative actions, these measures as well as other proposals could have significant impacts for drug manufacturers, pharmacies, and providers, which may significantly and adversely affect the business of our customers as well as our ability to generate revenue and achieve profitability.
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
We are subject to governmental audits and reviews that could result in changes to our business practices and subject us to material refunds, fines, penalties, civil liabilities, criminal liabilities and other sanctions.
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
Doing business internationally, such as any international supply chains that we or our suppliers or manufacturers may utilize or depend on, or sources of current or future capital, or those of our employees who are based in Canada, creates financial risks for our business. International operations entail a variety of other risks, including restrictions on foreign investors in us, enhanced oversight by CFIUS, and substantial restrictions on, and scrutiny of, foreign investment – especially Russian and Chinese investment. The relationship between the U.S. and certain other countries, including Russia and China, is subject to periodic tension, and now especially heightened concern in light of Russia’s significant military actions against Ukraine. Relations may also be compromised or become more strained if the U.S pressures the PRC government regarding its monetary, economic, or social policies or if the U.S. continues to institute or increase sanctions against Russia due to ongoing conflict between Russian and Ukraine. Changes in political conditions, particularly in Russia or China, and changes in the state of China-U.S. or Russia-U.S. relations are difficult to predict and could adversely affect our operations or financial condition. Furthermore, CFIUS has continued to apply a more stringent review of certain foreign investment in U.S. companies, including investment by Chinese entities. We cannot predict what effect any changes in China-U.S. relations or Russia-U.S. relations may have on our ability to access capital or effectively support ourselves.
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
We have been and could continue to be subject to manufacturing disruptions and supply chain delays, such as the current ongoing semiconductor chip shortage, or as a result of Russia’s significant military actions against Ukraine. Such disruptions or delays place significant pressure on our supply chain management, manufacturing, inventory and quality control management, to ensure that we have properly forecasted supply purchasing, manufacturing capacity, inventory and quality compliance and logistics. A significant interruption in these critical functions could result in delayed kiosk deployment or resupply, adversely affect our business, financial condition, results of operations and prospects and result in a decline in the market price of our common stock.
We may outsource the manufacturing of our MedCenters to a third party.
We have historically relied on a single third party manufacturer to make our MedCenters. Our former manufacturer is no longer manufacturing the MedCenters. As there are challenges and risks associated with a manufacturers’ ability to qualify and ramp a new manufacturing line, finding a suitable replacement third party manufacturer may take time, the alignment of demand of additional units may not align with the identification and engagement of a suitable third part manufacturer in time to meet demand, which may negatively impact our expected results. As a result, additional MedCenters may be delayed or stalled pending the qualification and ramping up of the new manufacturing line. Due to its restructuring the Company, and the recall of many of its units, the Company believes it currently has sufficient inventory of MedCenters to meet forecasted customer demand through 2024.

Risks Related to Our Intellectual Property
If we are unable to protect our intellectual property, we will suffer substantial harm.
Our success depends upon the protection of our software and hardware designs and other proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, and confidentiality provisions in agreements with employees, contract manufacturers, consultants, customers and other third parties, to protect our intellectual property rights. Other parties may not comply with the terms of their agreements with us, and we may not be able to enforce our rights adequately against these parties. In addition, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology. If competitors are able to use our technology, our ability to compete effectively could be harmed. For example, if a competitor were to gain use of certain of our proprietary technology, they might be able to develop and manufacture similarly designed MedCenters at a reduced cost, which would result in a decrease in demand for our products. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated over the course of our business. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, and, as with any technology, competitors may be able to develop and obtain patents for technologies that are similar to or superior to our technologies. If that happens, we may need to license these technologies and we may not be able to obtain licenses on reasonable terms, if at all, thereby causing great harm to our business. In addition, if we resort to legal proceedings to enforce our intellectual property rights, the proceedings could become burdensome and expensive, even if we were to prevail.
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
Risks Related to Ownership of Our Securities
Our auditors identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to remediate the material weakness and otherwise develop and maintain an effective system of internal controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act, we may not be able to accurately report our financial results in a timely manner or may not be able to prevent or detect on a timely basis a material misstatement of our financial statements, which may adversely affect investor confidence in us and materially and adversely affect our stock price, business and operating results.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As further disclosed in “Item 9A. Controls and Procedures” of this Annual Report on Form 10-K, management has identified a material weakness specifically relating to deficiencies in its internal controls over certain technical accounting matters, including the evaluation and analysis of accounting treatment for complex, non-standard transactions. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We intend to take actions to remediate the material weakness related to our internal control process of review contributing to financial reporting. We intend to make improvements to the design of the related controls, including standardized review procedures over accounting treatment for complex, non-standard transactions. While these control deficiencies did not result in a misstatement to the consolidated financial statements, the material weakness could have resulted in a misstatement impacting account balances or disclosures that would have resulted in a material misstatement to the consolidated financial statements that would not have been prevented or detected on a timely basis.
Although we are implementing plans to remediate this material weakness, we cannot be certain of the success of the plans. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. In the future, management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If our remedial measures are insufficient to address the material weakness, or if one or more additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, or our disclosure controls and procedures are again determined to be ineffective, we may not be able to prevent or identify irregularities or ensure the fair and accurate presentation of our financial statements included in our periodic reports filed with the SEC and we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports or applicable stock exchange listing requirements. Additionally, the occurrence of, or failure to remediate, a material weakness and any future material weaknesses in our internal control over financial reporting or determination that our disclosure controls and procedures are ineffective, or the inability to comply with such timely filing of periodic reports or applicable stock exchange listing requirements, may have other consequences that could materially and adversely affect our business, including an adverse impact on the market price of our common stock, potential actions or investigations by the SEC or other regulatory authorities which may subject us to adverse regulatory consequences, shareholder lawsuits, a loss of investor confidence and damage to our reputation and the market price of our securities.
We may need to raise additional financing in the future to fund our operations, which may not be available to it on favorable terms or at all.
We may require substantial additional funds to continue to expand the core business, develop and commercialize our self-service pharmacy technology business. The amount of our future capital requirements will depend upon a number of factors, including: cost to manufacture additional MedCenters, development of our pharmacy technology business capabilities, expenses related to initiating operations in a new state or region, cost to hire pharmacy and corporate support staff, expenses related to leasing additional real estate space for pharmacy technology operations and or corporate services, cost of information technology infrastructure needed to support growth across new geographical markets, expenses for licensing technologies and other required legal, audit or outside services.
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
The market price of our Common Stock could be subject to significant fluctuations. Our common stock traded between $3.03 and $0.24 per share during the year ended December 31, 2022. Market prices for securities of early-stage telehealth, pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our Common Stock to fluctuate include:
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
•general market or macroeconomic conditions, including adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties;
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
We received a deficiency letter from Nasdaq notifying us that for the last 30 consecutive business days the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule

5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days starting on October 31, 2022 or until May 1, 2023, to regain compliance with the Bid Price Rule. If, at any time before May 1, 2023, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, we will regain compliance with the Bid Price Rule, unless the Nasdaq staff exercises its discretion to extend this 10-day period pursuant to Nasdaq listing rules. We have not regained compliance with Nasdaq Listing Rules as of the filing date of this Annual Report on Form 10-K.
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
•inflation, new or increased taxes, changes in market conditions or otherwise, including adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties;
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
We entered into a senior secured term loan facility with Silicon Valley Bank, or SVB, on June 7, 2021, or the Loan and Security Agreement, pursuant to which we borrowed $10.0 million in aggregate initial term loans, or the Initial Loans. The Initial Loans are secured by substantially all of our assets, subject to certain exceptions. On February 10, 2023, we entered into the First Amendment, Consent and Default Waiver to Loan and Security Agreement, the “Loan Amendment and Consent”, which amended the Loan and Security Agreement. On March 29, 2023, we entered into the Letter Agreement, (the “Letter Agreement”) with each (a) each of Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)) (“SVB”), in its capacity as administrative agent and collateral agent (“Agent”), (b) SVB, as a lender, and (c) SVB Innovation Credit Fund VIII, L.P., a Delaware limited partnership (“SVB Capital”), which further amended the Loan and Security Agreement. The Loan and Security Agreement, the Loan Amendments and Consents, and Letter Agreement, contain a number of restrictive covenants, and the terms may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. The Loan Amendments and Consents, and Letter Agreement provide a waiver of any event of default, including any failure of notice of default prior to the date of the agreements. As of and through the date of this report, foregoing any events of default noted above, we are in compliance with all terms and covenants of the above agreements. During the year ended December 31, 2022, and subsequently during February 2023, repayments of $5.0 million and of $3.4 million were made, respectively, to SVB, and we currently have $2.0 million in principal and a $120 thousand final payment outstanding.
The Loan and Security Agreement, the Loan Amendments and Consents, and the Letter Agreement include customary representations and covenants that, subject to exceptions and qualifications, restrict our ability to do the following things: engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; engage in businesses that are not related to our existing business; add or change business locations; incur additional indebtedness; incur additional liens; make loans and investments; declare dividends or redeem or repurchase equity interests; and make certain amendments or payments in respect of any subordinated debt. In addition, the Loan and Security Agreement and the Loan Amendments and Consents contain customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, maintenance of our bank accounts, protection of our intellectual property, reporting requirements, compliance with applicable laws and regulations, and formation or acquisition of new subsidiaries. The Loan and Security Agreement and the Loan Amendments and Consents also contain customary events of default. If we fail to comply with such covenants, payments or other terms of the Loan and Security Agreement, our lender could declare an event of default, which would give it the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, our lender would have the right to proceed against the assets we provided as collateral pursuant to the Loan and Security Agreement. If the debt under the Loan and Security Agreement was accelerated, we may not have sufficient cash or be able to sell sufficient assets to repay this debt, which would harm our business and financial condition.
As reported elsewhere, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. While the situation remains fluid, we have been informed by SVB, or the Lenders, the facility remains available subject to the Lenders discretion on the same terms as set forth in the loan agreement, notwithstanding the closure of SVB, however there can be no assurances that the closure of SVB or any related impacts across the financial services industry will not adversely affect our ability to access any additional term loans that may be available under the Loan Agreement. Any amounts due under the Loan Agreement will remain payable to any successor lender(s). In light of the status of SVB and operational difficulties we have had in using SVB’s cash management platform, we have considered and may consider in the future moving our bank accounts and cash resources to other financial institutions, which action could result in SVB declaring us to be in default under the Loan Agreement. For the year ended December 31, 2022, the through March 29, 2023, the Company obtained waivers through the Loan Amendments and Consents, and the Letter Agreement of any covenant non-compliance or defaults, and as of the date of this report we are in compliance with all covenants of our Loan Agreement.
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
In January, 2022, as part of a succession plan, Ed Kilroy, our Chief Executive Officer resigned and the Board of Directors appointed Mark Doerr as our Chief Executive Officer. In addition, over the last twelve months, we have had several senior management changes including the termination of Steven Hess as our Executive Vice President, General Manager, of SpotRx in February 2023, and Matt Broome, our Executive Vice President and General Manager of Technology, February 2023.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We currently lease approximately 6,107 square feet for our corporate headquarters in Phoenix, Arizona, under a lease agreement which will expire in March 2027. We also lease approximately 16,460 square feet for our corporate office, development and storage facility located in Ontario, under a lease agreement which will expire in November 2023. We believe that these facilities are sufficient to meet our current and future needs and that additional space can be obtained on commercially reasonable terms as needed and in other locations as needed to support the business.
During the year ended December 31, 2022, we leased the locations listed below for our pharmacies prior to our exit from the retail pharmacy business. As of the date of this report we are under current obligations and lease terms, as follows, where applicable:

Central Pharmacy Location	Usage	Square Feet	Lease Termination
Phoenix, Arizona	Phoenix Home Pharmacy	7,504	12/31/2026
Tucson, Arizona	Tucson Home Pharmacy	1,565	7/31/2026
Buena Park, California (1)	Buena Park Home Pharmacy	2,700	Month to month
Laguna Hills, California	Laguna Hills Home Pharmacy	4,551	2/28/2025
San Fernando, California (2)	San Fernando Home Pharmacy	985	1/31/2023
Southfield, Michigan	Southfield Home Pharmacy	3,038	9/30/2025
Orlando, Florida	Orlando Home Pharmacy	2,091	7/31/2026
Torrance, California	Torrance Home Pharmacy	2,004	8/31/2024
Tampa, Florida	Tampa Home Pharmacy	2,600	5/31/2027
We additionally lease other facilities as follows:

Location	Usage	Square Feet	Lease Termination
Tucson, Arizona	Tucson Office Space	1,496	7/31/2026
Schiller Park, Illinois (2)	Field Service Location and M4 Storage	1,354	3/1/2023
(1) - Vacated in March 2023.
(2) - Vacated upon lease termination.

Item 3. Legal Proceedings
We are and, from time to time may in the future become, involved in legal proceedings, claims and litigation in the ordinary course of business. We have become subject to certain demands, and claims from former employees relating to the reduction in force we implemented in connection with the restructuring of the company and the disposition of our pharmacy services business. We intend to vigorously defend ourself against such pending and threatened actions. We cannot determine a reasonable estimate of the maximum possible loss or range of loss for pending or threatened matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation. In management’s opinion, based on currently available information, any potential loss resulting from the resolution of these matters is not expected to have a material adverse effect on our results of operations, financial position, or cash flows.

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

	Dollars per Share
Year Ended December 31, 2022	High	Low
	$3.03	$0.24
Holders of Common Stock
As of March 14, 2023, we had approximately 4,375 record holders of the common stock, and the closing price per share of our common stock was $0.33. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this Item 5 regarding equity compensation plans is incorporated by reference from the information under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” that will be contained in our definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Recent Sales of Unregistered Securities
All sales of unregistered securities during the period covered by this Annual Report on Form 10-K were previously reported on the Company’s Quarterly Reports on Form 10-Q and/or the Company’s Current Reports on Form 8-K.

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
During the years ended December 31, 2022 and 2021, respectively, we deployed the MedCenter solution through two distinct commercialization channels. First, we owned and operated a full retail pharmacy business in the U.S. under the name SpotRx™, or SpotRx. The SpotRx pharmacy business was structured as a hub-and-spoke model where a central pharmacy supports and operates MedCenters embedded in medical clinics, usually in close proximity to the central pharmacy. The second commercialization channel is a direct ‘sell-to’ model, whereby we sell the MedCenter technology and subscriptions for the associated software directly to large healthcare providers and retailers for use within their own pharmacy operations.
On January 19, 2023, we announced our plan to exit the retail pharmacy services or the “Pharmacy Services Business” to focus on our Pharmacy Technology Segment. In connection with our exit from the Pharmacy Services Business, we hired a broker and negotiated the sale of certain related pharmacy assets. Our operations following the exit from the Pharmacy Services Business will consist solely of our Pharmacy Technology Segment. On April 6, 2023, we announced that we had completed the transactions contemplated by the Asset Purchase Agreement, including the disposition of the specific assets therein, on February 10, 2023. As of March 31, 2023, we have substantially completed our exit from the pharmacy services business.
Currently, our primary and only commercialization channel is the direct ‘sell-to’ model, whereby we sell the MedCenter technology and subscriptions for the associated software directly to large healthcare providers and retailers for use within their own pharmacy operations.
The MedCenter works in tandem with our Remote Dispensing System®, or the Remote Dispensing System, which consists of customer-facing software for remote ordering of medications for pick-up at a MedCenter, or next day home delivery. Supporting its MedCenter and Remote Dispensing System is our back-end MedPlatform® Enterprise Software, or the MedPlatform Enterprise Software, which controls dispensing and MedCenter monitoring; and supporting Pharmacy Management System software, which allows connection to our supporting team of pharmacists and kiosk administrators.
Our kiosks come in two models: the M4 MedCenter and the M5 MedCenter. The M4 MedCenter is designed to fit in waiting rooms, hallways, and lobbies. The M5 MedCenter is a larger kiosk designed as a full pharmacy replacement with the ability to serve 3-4 customers simultaneously. It can also be configured for drive through dispensing, similar to bank ATM drive through lanes.
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
Outlook
Following our exit from the SpotRx pharmacy business our operations will solely consist of our pharmacy technology business. We expect pharmacy technology to support strong growth in 2023 over 2022. Further, pharmacy technology has historically attracted higher margins than the pharmacy services segment.
In connection with our exit from the Pharmacy Services Business, we initiated a reduction in force or the “Reduction”, of approximately 75% of our full-time employees, effective January 18, 2023. The employees that were subject to the Reduction were primarily employees of our

Pharmacy Services Business. The purpose of the Reduction is to preserve capital with the goal of maximizing the opportunity available to us to pursue our Pharmacy Technology Segment.
On January 22, 2023, we entered into the Asset Purchase and Sale Agreement dated January 20, 2023 with German Dobson CVS, L.L.C., Garfield Beach CVS, L.L.C., Longs Drug Stores California, L.L.C., Woodward Detroit CVS, L.L.C. and Holiday CVS, L.L.C. or collectively, “CVS”, pursuant to which we agreed to sell certain of our assets, including pharmacy records, inventory and other assets, in the SpotRx pharmacies located in Tucson and Phoenix, Arizona; Buena Park, Laguna Hills and San Fernando, California; Southfield, Michigan; and in Orlando and Tampa, Florida, for an aggregate purchase price of $2.6 million which was paid upon the closing date of the transaction, the “CVS Transaction”, on February 9, 2023. Upon closing, the pharmacy records and inventory purchased by CVS were transferred from the SpotRx pharmacies to nearby CVS pharmacy locations. On April 6, 2023, we announced that we had completed the transactions contemplated by the Asset Purchase Agreement, including the disposition of the specific assets therein, on February 10, 2023. As of March 31, 2023, we have substantially completed our exit from the pharmacy services business.
The actions undertaken by us in connection with exit of the Pharmacy Services Business are expected to result in annualized operating expense savings of approximately $35 million to $37 million, compared to the full year 2022. We may incur additional expenses not currently contemplated due to events associated with the exit of the Pharmacy Services Business. The charges that we expect to incur in connection with the exit of the Pharmacy Services Business are estimates and subject to a number of assumptions, and actual results may differ materially.
We sell our MedCenter Technology and license our software to pharmacy operators that support primary care clinics that are focused on Medicare Patients.
Components of Operating Results
Our fiscal year ends on December 31, and our fiscal quarters end on the last day of each third calendar month. The years ended December 31, 2022 and December 31, 2021 are referred to as 2022 and 2021.
We have never been profitable and we incurred operating losses in each year since inception. Net losses were $47.6 million and $43.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $239.7 million. Our operating losses resulted from expenses incurred for research and development programs, build out of retail pharmacy services operating footprint, and from general and administrative costs associated with operations.
We expect to incur additional expenses and operating losses for at least the next two years as we reorganize our operations, initiate and continue the technology development, and deployment of MedCenter technology. We expect that operating losses will lessen and turn positive as we execute our reorganization and growth strategies within our pharmacy technology segment.
As of December 31, 2022, we had cash and cash equivalents of $11.4 million. We will continue to require additional capital to continue technology development and commercialization activities. We expect to raise additional capital to continue funding operations. The amount and timing of future funding requirements will depend on many factors, including the pace and results of our growth strategy and capital market conditions. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop product candidates.
During the year ended December 31, 2022, and 2021, respectively, we had two reportable segments: Retail Pharmacy Services and Pharmacy Technology. These reportable segments are generally defined by how we executed our go-to-market strategy to sell products and services.
Overview of Retail Pharmacy Services Segment
The Retail Pharmacy Services operating segment operated as SpotRx, or the Pharmacy, a full-service retail pharmacy utilizing our automated pharmacy technology, primarily servicing Medicare patients in the United States. In operating SpotRx, we employed the pharmacy team, purchased the medications, and deployed our proprietary technology, the MedCenter, directly into the Medicare-focused clinics. This was an end-to-end turnkey solution.
As noted above, on January 19, 2023, we announced our plan to exit the retail pharmacy services or the “Pharmacy Services Business” to focus on our Pharmacy Technology Segment. On April 6, 2023, we announced that we had completed the transactions contemplated by the Asset Purchase Agreement, including the disposition of the specific assets therein, on February 10, 2023. As of March 31, 2023, we have substantially completed our exit from the pharmacy services business.

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
Service revenue
Service revenue from the Pharmacy Technology Segment is derived from installation and support services.
Revenue

	Year Ended December 31,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Pharmacy and hardware revenue:	(in thousands)
Retail pharmacy revenue	$41,747	$20,203	$21,544	107%
Hardware	297	470	(173)	(37)%
Subscription revenue	424	446	(22)	(5)%
Total pharmacy and hardware revenue	42,468	21,119	21,349	101%
Service revenue:
Professional services and other	129	551	(422)	(77)%
Software	210	259	(49)	(19)%
Maintenance and support	170	161	9	6%
Installation	132	39	93	238%
Total service revenue	641	1,010	(369)	(37)%
Total revenue	$43,109	$22,129	$20,980	95%
During the year ended December 31, 2022, pharmacy and hardware revenue increased $21.3 million to $42.5 million compared to the same period in 2021. The increase was due to volume growth of approximately $13.5 million related to maturation of area sales primarily in Arizona, California, and Michigan, and approximately $8.6 million in prescription revenue at existing sites, as well as growth from newly launched sites in Florida throughout 2021.
During the year ended December 31, 2022, service revenue decreased $0.4 million to $0.6 million compared to the same period in 2021.
Cost of products sold and services
Pharmacy and hardware cost of products sold
Cost of products sold consists primarily of prescription medications, other over-the-counter health products, and costs associated with MedCenters sold to third-party customers.

Service costs
Service costs consists primarily of costs incurred to install and maintain MedCenters at third-party customer locations.
Costs of Products and Services

	Year Ended December 31,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Retail pharmacy and hardware cost of products sold:	(in thousands)
Prescription drugs	$36,960	$18,519	$18,441	100%
Shipping	2,844	1,512	1,332	88%
Hardware	282	1,116	(834)	(75)%
Depreciation	173	159	14	9%
Total retail pharmacy and hardware cost of products sold	40,259	21,306	18,953	89%
Service costs:
Professional services	38	335	(297)	(89)%
Maintenance and support services	179	149	30	20%
Installation services	48	22	26	118%
Total service costs	265	506	(241)	(48)%
Total cost of products sold and services:	$40,524	$21,812	$18,712	86%
During the year ended December 31, 2022, retail pharmacy and hardware cost of products sold increased $19.0 million to $40.3 million compared to the same period in 2021. The increase was primarily due to costs associated with volume growth related to maturation of sales in sites in Arizona, California, and Michigan and in prescription revenue at existing sites additional sites launched in 2021 in Florida, continuing into 2022. Shipping costs, related to our home delivery service via third-party courier, increased $1.3 million compared to the same period in 2021.
During the year ended December 31, 2022, service costs decreased $0.2 million to $0.3 million compared to the same period in 2021.
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

	Year Ended December 31,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Pharmacy operations expenses:	(in thousands)
Wages and salaries	$9,902	$9,844	$58	1%
Depreciation of property, plant and equipment	958	826	132	16%
Rent and utilities	873	558	315	56%
Repairs and maintenance	433	316	117	37%
Amortization of intangible assets	2,450	578	1,872	324%
Other pharmacy operations expenses	1,291	1,374	(83)	(6)%
Total pharmacy operations expenses	$15,907	$13,496	$2,411	18%

During the year ended December 31, 2022, pharmacy operations operating expenses increased $2.4 million to $15.9 million compared to the same period in 2021. The increase was primarily due to increased amortization of intangible assets as a result of deploying internally developed software in our pharmacy operations and decreasing the remaining useful life resulting in an increased amortization of $1.9 million. Other increases resulted from increases in operating costs was primarily due to adding our Orlando central pharmacy location in Q4 2021, continuing into 2022.
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
We have stock option and equity incentive plans whereby awards are granted to certain of our employees. The fair value of the stock options and restricted stock units granted by us to our employees is recognized as compensation expense on a straight-line basis over the applicable vesting period. We measure the fair value of the stock options using the Black-Scholes option pricing model as of the grant date. Shares issued upon the exercise of stock options and vesting of restricted stock units are new shares. We estimate forfeitures based on historical experience and expense related to awards is adjusted over the term of the awards to reflect their probability of vesting. All fully vested awards are expensed.

	Year Ended December 31,		2022 vs. 2021
	2022	2021	Amount Change	% Change
General and administrative expenses:	(in thousands)
Wages and salaries	$11,803	$10,980	$823	7%
Professional services	2,690	3,457	(767)	(22)%
Insurance	1,964	1,780	184	10%
Rent and utilities	1,090	1,338	(248)	(19)%
Share-based compensation	2,296	1,205	1,091	91%
Software licenses and support	1,482	1,179	303	26%
Travel and other employee expenses	226	736	(510)	(69)%
Office and IT supplies	378	393	(15)	(4)%
Depreciation of property, plant and equipment	151	188	(37)	(20)%
Other general and administrative expenses	1,419	1,021	398	39%
Total general and administrative expenses	$23,499	$22,277	$1,222	5%
During the year ended December 31, 2022, general and administrative costs increased approximately $1.2 million to $23.5 million compared to the same period in 2021. This increase was primarily due to hiring of additional administrative staff and granting additional stock based compensation awards, partially offset by a reduction in professional services as we added and transitioned to internal resources.
Selling and Marketing
Selling and marketing expenses consist of personnel costs, marketing and advertising costs, and marketing related expenses for outside professional services. Wages and salaries consist of compensation costs incurred for all selling and marketing employees including our in-clinic customer account managers, and contractors including bonuses, health plans, and severance.

	Year Ended December 31,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Selling and marketing expenses:	(in thousands)
Wages and salaries	$7,768	$6,238	$1,530	25%
Marketing	305	523	(218)	(42)%
Travel and other employee expenses	384	403	(19)	(5)%
Other selling and marketing expenses	29	40	(11)	(28)%
Total selling and marketing expenses	$8,486	$7,204	$1,282	18%
During the year ended December 31, 2022, selling and marketing costs increased approximately $1.3 million to $8.5 million compared to the same period in 2021. This increase was primarily due to personnel related costs associated with hiring additional Clinic Account Managers (CAMs) which directly support the staff and patients at the growing number of medical clinics where we are deployed.
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

	Year Ended December 31,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Research and development expenses:	(in thousands)
Wages and salaries	$674	$664	$10	2%
Other expenses	441	185	256	138%
Total research and development expenses	$1,115	$849	$266	31%
During the year ended December 31, 2022, research and development costs increased approximately $0.3 million, which is reasonably consistent with 2021.
Other gain (loss)
During the year ended December 31, 2022, there were no gain (loss) activity. During the year ended December 31, 2021, other gain (loss) primarily consisted of $0.2 million gain from PPP loan forgiveness.
Interest income and expense
During 2022 and 2021, the interest expense primarily consisted of accrued interest on outstanding debt that is payable monthly.

	Year Ended December 31,		2022 vs. 2021
	2022	2021	Amount Change	% Change
Interest income:	(in thousands)
Interest income	2	79	$(77)	(97)%
Total interest income	$2	$79	$(77)	(97)%
Interest expense:
Interest expense	(1,172)	(589)	(583)	(99)%
Total interest expense	$(1,172)	$(589)	$(583)	99%
During the year ended December 31, 2022, interest expense increased compared to the same period in 2021 due to a full year of interest expense incurred during the year ended December 31, 2022, compared to six moths of interest expense related to a a term loan entered into in June 2021. For more detail on outstanding debt and associated maturities, see Note 13 to our Annual Financial Statements presented elsewhere in this Annual Report on Form 10-K.

Income Tax
The Company has not recognized any income tax expense during the years ended December 31, 2022 and 2021. The Company continues to generate net income losses. Additionally, the Company continues to believe its deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance remains recorded against net deferred taxes as of December 31, 2022 and 2021.

Liquidity and Capital Resources
Sources of Liquidity
Since inception through December 31, 2022, our operations have been financed primarily by net cash proceeds from the sale of stock from private placements, the sale of redeemable preferred stock and debt. As of December 31, 2022, we had $11.4 million in cash and cash equivalents and an accumulated deficit of $239.7 million.
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
In June, 2021 we added to our liquidity resources through a senior secured term loan facility with Silicon Valley Bank or the Loan Agreement, pursuant to which we have borrowed $10.0 million in aggregate initial term loans. In December 2022, and February 2023, the Company made discretionary principal payments of $5.0 million and $3.4 million, respectively. The $3.4 million payment includes $0.4 million related to required final payments. The final payment requirement related to the $5.0 million was waived by SVB. For more detail on outstanding debt and associated maturities, see Note 13 and Note 21 to our Annual Financial Statements presented elsewhere in this Annual Report on Form 10-K.
On March 9, 2023, we closed a private placement (the “Offering”) of securities with certain institutional investors pursuant to the terms of a definitive securities purchase agreement. The Offering consists of pre-funded warrants to purchase common stock (the “Pre-Funded Warrants”) issued upon closing at a price of $0.3212 per underlying share and are exercisable into shares of common stock at an exercise price of $0.01 per share, as well as, Series A warrants to purchase common stock an exercise price of $0.385440 per share (the “Series A Warrants”) to be issued following stockholder approval of the Offering. The issuance of the Series A Warrants (including the underlying shares of common stock) and the portion of the Pre-Funded Warrants in excess of 19.99% of the shares of Common Stock outstanding prior to the Offering are subject to approval by the stockholders of MedAvail.
The Pre-Funded Warrant shares are exercisable for an aggregate of up to 49,813,198 shares of common stock, and the Series A Warrants would be exercisable for an aggregate of up to 49,813,198 shares of common stock. Upon close of the transaction MedAvail received gross proceeds from the Offering of approximately $16 million, before deducting offering expenses. The Company intends to use the net proceeds from this offering to fund one-time costs associated with restructuring, repay outstanding debt, and finance MedAvail’s growth initiatives related to its MedCenter technology business.
On March 10, 2023, Silicon Valley Bank (“SVB”), based in Santa Clara, California, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 10, 2023, the Federal Deposit Insurance Corporation (the “FDIC”) took control of Silicon Valley Bank (“SVB”) and created the National Bank of Santa Clara to hold the deposits of SVB after SVB was unable to continue their operations. SVB’s deposits are insured by the FDIC in amount up to $250 for any depositor and any deposit in excess of this insured amount could be lost. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors will have access to all deposited funds starting March 13, 2023.
As of March 31, 2023, we had approximately $9.8 million on deposit with SVB and $9.7 million on deposit with another financial institution. We do not anticipate a material impact on our financial condition, operations or Loan and Security Agreement with SVB. We continue to monitor the circumstances surrounding SVB. As of the date of filing this Annual Report on Form 10-K, we have full access to and control over all our cash, cash equivalents across all financial institutions. On February 10, 2022 and March 29, 2023, the Company entered into the First Loan Amendment and Consent, and Letter Agreement, respectively, which provides waivers of any legal action or enforcement of rights and remedies with respect to the specified defaults enumerated therein, on and prior to February 10, 2023 and March 29, 2023. As of the date of this report, we are in compliance with all covenants under the terms of our Loan Agreement.

Management is continuously exploring additional sources of financing, the success of which is dependent on market conditions. In continued efforts to address negative impacts from the economy, including the ongoing uncertainty related to the negative impacts of the COVID-19 pandemic and the economic uncertainties related to the conflict in Ukraine resulting from the military actions of Russia, including on the global economy, interest rate fluctuations, inflationary pressures and our supply chain, management is looking to others financial strategies such a stock splits and warrant exercise should market conditions allow. Given our recent private placement and reduction in operating cost due to the disposition of our pharmacy services business, management believes there is no substantial doubt about our ability to continue as a going concern within 12 months from the date of issuance of the financial statements.
Furthermore, if we issue equity securities to raise additional funds, our existing stockholders may experience dilution, and the new equity securities may have rights, preferences and privileges senior to those of our existing stockholders. Failure to raise capital, however, as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates. Our management actively evaluates matters of liquidity and growth capital needs, including evaluating debt and equity as sources of growth capital with a focus on lower overall weighted average cost of capital and favorable financing terms. Our primary uses of liquidity are operating activities, capital expenditures, and lease payments.
Cash Flows
The following table summarizes our cash flows:

	Year Ended December 31,		2022 vs. 2021
	2022	2021	Amount Change	% Change
	(in thousands)
Cash used in operating activities	$(47,664)	$(42,519)	$(5,145)	12%
Cash used in investing activities	(2,274)	(3,314)	1,040	(31)%
Cash provided by financing activities	41,969	7,926	34,043	430%
Net decrease in cash	$(7,969)	$(37,907)	$29,938	(79)%
Operating Activities
During the year ended December 31, 2022, cash used in operating activities increased $5.1 million to $47.7 million compared to the same period in 2021. The increase was primarily due to an increase in operating expenses from wages and salaries and costs attributable to the growth of our retail pharmacy operations in Arizona, California, and Michigan and launch in Florida, and operating as a public company.
Investing Activities
During the year ended December 31, 2022, cash used in investing activities decreased $1.0 million to $2.3 million compared to the same period in 2021. The decrease was primarily due to reduced investment in property, plant and equipment and intangible assets when compared to 2021.
Financing Activities
During the year ended December 31, 2022, cash provided by financing activities increased $34.0 million to $42.0 million compared to the same period in 2021. The increase was primarily due to issuance of common stock and warrants in April 2022 and July 2022 associated with the private placement of approximately $47.0 million, with no similar common stock nor warrant activity in 2021; and partially offset by $5.0 million principal payment on our term loan. This increase was partially offset by the 2021 proceeds from debt arrangements of $10.0 million, with no similar debt proceeds activity in 2022.
Capital Resources
In April 2022 and July 2022, in connection with the private placement, we issued callable warrants. On April 4, 2022, the first closing of the Private Placement occurred, we issued Warrants exercisable for up to 18.8 million Warrant Shares. A second and final closing occurred on July 1, 2022, and we issued additional Warrants exercisable for up to 4.7 million Warrants Shares.
The Warrants have a per share exercise price of $1.25 and are exercisable by the holder at any time after the issuance date of the Warrant for a period of five years. If the Warrants were exercised in full by the Investors at an exercise price of $1.25, the Company would receive additional gross proceeds of up to $29.4 million. Investors would more likely exercise their warrants when the market price of the Company’s shares is greater than the warrant exercise price of $1.25 or $2.50 for the 12 month and 24 month periods, and not likely to exercise their warrants when the market price is below the respective warrant exercise price.

In addition, the Warrant terms provide us with a call option to force the Warrant holders to exercise up to two-thirds of the warrant shares subject to each Warrant, with the lesser of one-third of all Warrant Shares, or unexercised shares, being callable beginning on each of the 12 month and 24 month anniversaries of the Warrant issuance dates, at an exercise price of $1.25 and $2.50 respectively, in each case until the expiration of the Warrants, and subject to the satisfaction of certain pricing conditions relating to the trading of the Company’s shares. Were we to force and exercise the contingent call option of one-third of all Warrant Shares at an exercise price of $1.25 and $2.50 pursuant the 12 month and 24 month anniversary periods, we would receive approximately $9.8 million and $19.6 million, respectively, in gross proceeds. In order to force exercise the contingent options, on or following the 12 month or 24 month anniversaries of the Warrant issuance dates, the closing sale price of our stock must have been equal or greater than the $1.25 and $2.50 exercise price, respectively, for any 30 trading day period, subject to certain adjustments.
On June 7, 2021, we entered into the Loan Agreement, with Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P., pursuant to which we borrowed $10.0 million. The Loan Agreement matures on April 1, 2026. We made principal payments of $5.0 million in December 2022, and $3.0 million in February 2023. The remaining principal repayment will commence on May 1, 2024 in equal monthly installments of the outstanding Loan balance through the maturity date. Additionally, for the year ended December 31, 2022, and through March 29, 2023, the Company obtained a waiver of any covenant non-compliance or defaults from Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P. See Note 21 for further details related to the Company’s debt terms and compliance with Loan Agreement covenants. For more detail on outstanding debt and associated maturities, see Note 13 and Note 21 to our Annual Financial Statements presented elsewhere in this Annual Report on Form 10-K.
Private Placement
On March 9, 2023, we entered into a Securities Purchase Agreement, or private placement (the “Offering”) of securities with certain institutional investors, or the Investors. Pursuant to the terms of the Offering, we agreed to issue pre-funded warrants to purchase common stock (the “Pre-Funded Warrants”) upon closing at a price of $0.3212 per underlying share, and are exercisable into shares of common stock at an exercise price of $0.001 per share. Additionally, we agreed to issue Series A warrants to purchase common stock an exercise price of $0.385440 per share (the “Series A Warrants”), to be issued following stockholder approval of the Offering. The issuance of the Series A Warrants, including the underlying shares of common stock and the portion of the Pre-Funded Warrants in excess of 19.99% of the shares of Common Stock outstanding prior to the Offering, are subject to approval by the stockholders of MedAvail.
The Pre-Funded Warrant shares are exercisable for an aggregate of up to 49,813,198 shares of common stock, and the Series A Warrants would be exercisable for an aggregate of up to 49,813,198 shares of common stock. Upon close of the transaction we would received gross proceeds from the Offering of approximately $16 million, before deducting offering expenses. We intend to use the net proceeds from this offering to fund one-time costs associated with restructuring, repay outstanding debt, and finance its growth initiatives related to its MedCenter technology business.
Contractual Obligations
The following table summarizes certain estimated future cash requirements under our various contractual obligations at December 31, 2022, in total and disaggregated into current and long-term obligations (in thousands):

Contractual obligations	Total	Current	Long term
Lease liabilities	$2,277	$708	$1,569
Long-term debt	4,798	—	4,798
Total contractual obligations	$7,075	$708	$6,367
Impact of Inflation
We continuously monitor the effects of inflationary factors, such as increases in cost of products sold and selling and operating expenses, which may adversely affect our results of operations. Specifically, we may experience inflationary pressure affecting the cost of the components for our MedCenters, the price of prescription drugs sold by our SpotRx pharmacy operations, and in the wages paid to our employees due to challenging labor market conditions. Competitive and regulatory conditions may restrict our ability to fully recover these costs through price increases. As a result, it may be difficult to fully offset the impact of persistent inflation. Our inability or failure to do so could have a material adverse effect on our business, financial condition and results of operations or cause us to need to obtain additional capital in future earlier than anticipated.

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
Revenue Recognition
Pharmacy Services Segment
Revenue from the sale of pharmaceutical products is recorded net of variable consideration which includes an estimate of direct and indirect remuneration or DIR fees associated with prescription drugs dispensed. DIR fees are calculated by pharmacy benefit managers or PBMs after the sale is completed. The DIR fees under these arrangements are accounted for as variable consideration, estimated at the time of sale using the most likely amount method, and recognized as a reduction in revenue. The DIR fees reserve for such variable consideration included within accounts receivable amounted to $0.7 million for each of the years ended as of December 31, 2022 and 2021, respectively. Management determines the estimated DIR fees based on historical trends adjusted for product mix and PBM mix.
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
The transaction price is determined based on the consideration that we will be entitled to in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price, generally utilizing the expected value method. During 2022 and 2021, none of our contracts included variable consideration. Determining the transaction price requires judgment. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price or SSP basis. We determine each SSP based on our history of selling such performance obligations as standalone goods or services. When no observable evidence exists, we estimate SSP using cost plus method. In cases where the cost plus method is used, we utilize all observable data points including, market and industry data points and our pricing practices to help establish the gross margin.
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

For real estate leases, we account for lease components and non-lease components as a single lease component. Certain real estate leases require additional payments for reimbursement of real estate taxes, common area maintenance and insurance, which are expensed as incurred as variable lease costs.
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

Item 8. Financial Statements and Supplementary Data

MEDAVAIL HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of MedAvail Holdings, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of MedAvail Holdings, Inc. (the "Company") as of December 31, 2022, the related consolidated statement of operations and comprehensive loss, shareholders' equity, and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting for Complex Financing Transactions – Warrants Issued with Common Stock
As described in Note 19 to the financial statements, the Company issued common stock with warrants during the year ended December 31, 2022.
We identified the accounting for this complex financing transaction as a critical audit matter. This includes the evaluation of various provisions of the warrants that would require the warrants to be classified as liabilities and recorded at fair value at the end of each reporting period, as well as and the determination of the relative fair values of the instruments.
The application of the accounting guidance applicable to the transactions is complex, and therefore, applying such guidance to the contract terms is complex and requires significant management judgment. Auditing these elements involved especially complex auditor judgment due to the nature of the terms of these instruments, and the effort required to address these matters, including the extent of specialized skills and knowledge required.
How We Addressed the Matter in Our Audit
Addressing this matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others:

•Inspecting the agreements associated with the transactions and evaluating the completeness and accuracy of the Company's technical accounting analysis, including the identification of potential embedded derivatives, and the application of the relevant accounting literature.
•Utilizing personnel with specialized knowledge and skills in technical accounting matters and in the determination of fair valuation to assist in assessing management's analysis of the transactions, including (i) evaluating the contracts to identify relevant terms that affect the recognition of the financial instruments in the consolidated financial statements, and (ii) assessing the appropriateness of conclusions reached by management.
/s/ Baker Tilly US, LLP
We have served as the Company's auditor since 2022.
San Diego, California
April 14, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of MedAvail Holdings, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of MedAvail Holdings, Inc. and its subsidiaries (together, the Company) as of December 31, 2021 and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the year then ended, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company's ability to continue as a going concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements included in Item 8 of Form 10-K for the year ended December 31, 2021, the Company suffered recurring losses from operations and had a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements included in Item 8 of Form 10-K for the year ended December 31, 2021 do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
Chartered Professional Accountants, Licensed Public Accountants
Oakville, Canada
March 29, 2022
We served as the Company’s auditor from 2012 to 2022.
PricewaterhouseCoopers LLP
PwC Centre, 354 Davis Road, Suite 600, Oakville, Ontario, Canada L6J 0C5
T: +1 905 815 6300, F: +1 905 815 6499
 “PwC” refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

MEDAVAIL HOLDINGS, INC.
Consolidated Balance Sheets
(in thousands, except share and per-share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$11,444	$19,689
Restricted cash	676	400
Accounts receivable (net of allowance for doubtful accounts of $239 thousand for 2022 and $66 thousand for 2021)	2,209	1,189
Inventories	6,937	3,916
Prepaid expenses and other current assets	2,663	2,191
Total current assets	23,929	27,385
Property, plant and equipment, net	6,455	5,692
Intangible assets, net	465	2,300
Right-of-use assets	2,085	2,538
Other assets	198	228
Total assets	$33,132	$38,143
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,675	$2,477
Accrued liabilities	1,193	1,530
Accrued payroll and benefits	2,213	2,733
Deferred revenue	152	83
Current portion of lease obligations	708	682
Total current liabilities	5,941	7,505
Long-term debt, net	4,798	9,538
Long-term portion of lease obligations	1,569	2,027
Total liabilities	12,308	19,070
Commitments and contingencies (Note 18)
Stockholders' equity:
Common shares ($0.001 par value, 300,000,000 and 100,000,000 shares authorized, 81,169,719 and 32,902,048 shares issued and outstanding at December 31, 2022 and 2021, respectively)	81	33
Warrants	11,148	1,373
Additional paid-in-capital	256,229	216,685
Accumulated other comprehensive loss	(6,928)	(6,928)
Accumulated deficit	(239,706)	(192,090)
Total shareholders’ equity	20,824	19,073
Total liabilities and shareholders’ equity	$33,132	$38,143
The accompanying notes are an integral part of these consolidated financial statements.

MEDAVAIL HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per-share amounts)

	Year Ended December 31,
	2022	2021
Revenue:
Pharmacy and hardware revenue	$42,468	$21,119
Service revenue	641	1,010
Total revenue	43,109	22,129
Cost of products sold and services:
Pharmacy and hardware cost of products sold	40,259	21,306
Service costs	265	506
Total cost of products sold and services	40,524	21,812
Operating expense:
Pharmacy operations	15,907	13,496
General and administrative	23,499	22,277
Selling and marketing	8,486	7,204
Research and development	1,115	849
Total operating expense	49,007	43,826
Operating loss	(46,422)	(43,509)
Other gain (loss), net	—	206
Interest income	2	79
Interest expense	(1,172)	(589)
Loss before income taxes	(47,592)	(43,813)
Income tax expense	(24)	(2)
Net loss and comprehensive loss	$(47,616)	$(43,815)
Net loss per share - basic and diluted	$(0.72)	$(1.34)
Weighted average shares outstanding - basic and diluted	65,776,384	32,656,325
The accompanying notes are an integral part of these consolidated financial statements.

MEDAVAIL HOLDINGS, INC.
Consolidated Statements of Shareholders' Equity
(in thousands, except shares)

	Common Shares (1)		Warrants	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2020	31,816,020	$32	$2,614	$213,624	$(148,275)	$(6,928)	$61,067
Net loss	—	—	—	—	(43,815)	—	(43,815)
Exercise of warrants	794,804	1	(1,241)	1,391	—	—	151
Shares issued for options exercises	248,485	—	—	393	—	—	393
Share-based compensation	—	—	—	1,205	—	—	1,205
Shares issued for ESPP	42,739	—	—	72	—	—	72
Balance at December 31, 2021	32,902,048	$33	$1,373	$216,685	$(192,090)	$(6,928)	$19,073
Net loss	—	—	—		(47,616)	—	(47,616)
Issuance of common shares with private placement (Note 19)	47,058,820	48	—	46,914	—	—	46,962
Issuance of warrants	—	—	9,775	(9,775)	—	—	—
Shares issued for vested restricted stock units	89,237	—	—	—	—	—	—
Shares issued for options exercises	6,874	—	—	—	—	—	—
Shares issued for ESPP	112,740	—	—	109	—	—	109
Share-based compensation	—	—	—	2,296	—	—	2,296
Balance at December 31, 2022	80,169,719	$81	$11,148	$256,229	$(239,706)	$(6,928)	$20,824
(1) Preferred shares ($0.001 par value), 10,000,000 shares authorized with zero issued and outstanding at December 31, 2022 and 2021.
The accompanying notes are an integral part of these consolidated financial statements.

MEDAVAIL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(47,616)	$(43,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant, and equipment	1,214	1,174
Amortization of intangible and leased assets	3,441	1,403
Bad debt and other non-cash receivables adjustments	173	83
Term loan discount amortization and interest accretion on debt	260	162
Impairment of lease asset	(27)	—
Share-based compensation expense	2,296	1,205
Provisions for inventory	—	626
PPP loan forgiveness gain	—	(161)
Changes in operating assets and liabilities:
Accounts receivable	(1,193)	248
Inventory	(4,222)	(3,542)
Prepaid expenses and other assets	(472)	(657)
Accounts payable	(483)	891
Accrued liabilities	25	739
Accrued payroll and benefits liabilities	(520)	(27)
Deferred revenue	69	(192)
Operating lease liability due to cash payments	(609)	(656)
Net cash used in operating activities	(47,664)	(42,519)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,216)	(841)
Purchase of intangible and other assets	(1,088)	(2,448)
Refund (payment) of security deposits	30	(25)
Net cash used in investing activities	(2,274)	(3,314)
Net cash flows from financing activities:
Proceeds from issuance of common shares and warrants with private placement	46,962	—
Proceeds from issuance of common shares upon exercise of options and warrants, and ESPP	109	616
Proceeds from debt	—	10,000
Payment of debt issuance costs	—	(624)
Repayment of debt	(5,000)	(2,000)
Payments on financing lease obligations	(102)	(66)
Net cash provided by financing activities	41,969	7,926
Net decrease in cash, cash equivalents, and restricted cash	(7,969)	(37,907)
Cash, cash equivalents, and restricted cash at beginning of period	20,089	57,996
Cash, cash equivalents, and restricted cash at end of period	$12,120	$20,089
The accompanying notes are an integral part of these consolidated financial statements.

MEDAVAIL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
Supplemental cash flow information:
Cash paid for interest	$877	$366
Supplemental noncash investing and financing activities:
Inventory transferred to property, plant and equipment	$1,201	$1,817
Property, plant and equipment transferred to intangible assets	$—	$42
Purchases of intangible assets in accounts payable	$—	$241
Purchases of property, plant and equipment in accounts payable and accrued liabilities	$15	$455
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$206	$2,179
Finance leases	$73	$97
The accompanying notes are an integral part of these consolidated financial statements.

MEDAVAIL HOLDINGS, INC.
Notes to Consolidated Financial Statements
NOTE 1 - NATURE OF OPERATIONS
MedAvail Holdings, Inc., or MedAvail, or the Company, a Delaware corporation, is a pharmacy technology and services company that has developed and commercialized an innovative self-service pharmacy, mobile application, and kiosk. The Company’s principal technology and product is the MedCenter, a pharmacist controlled, customer-interactive, prescription dispensing system akin to a “pharmacy in a box” or prescription-dispensing ATM. The MedCenter facilitates live pharmacist counseling via two-way audio-video communication with the ability to dispense prescription medicines under pharmacist control. The Company also operates SpotRx, or the Pharmacy, a full-service retail pharmacy utilizing the Company’s automated pharmacy technology.
Exit of Pharmacy Services and SpotRx
On January 19, 2023, the Company announced a plan to exit the pharmacy services business to focus on our pharmacy technology business. Following the exit from the pharmacy services business the Company consists solely of the pharmacy technology business. In connection with the exit from the pharmacy services business, to focus on the pharmacy technology business, the Company initiated a reduction in force or the Reduction, in which approximately 75% of the Company’s full-time employees were immediately terminated, effective January 18, 2023. The employees that were subject to the Reduction were employees of the pharmacy services business. The purpose of the Reduction is to preserve capital with the goal of maximizing the opportunity available to pursue the pharmacy technology business.
The Company entered into an Asset Purchase and Sale Agreement dated January 20, 2023, as amended, with German Dobson CVS, L.L.C., Garfield Beach CVS, L.L.C., Longs Drug Stores California, L.L.C., Woodward Detroit CVS, L.L.C. and Holiday CVS, L.L.C. or collectively CVS, pursuant to which the Company agreed to sell certain assets, including pharmacy records, and inventory from SpotRx pharmacies located in Tucson and Phoenix, Arizona; Buena Park, Laguna Hills and San Fernando, California; Southfield, Michigan; and in Orlando and Tampa, Florida. The transaction closed on February 9, 2023, for a final purchase price of $2.9 million (subject to $0.1 million fees and a $0.2 million holdback). Upon closing, the pharmacy records and inventory purchased by CVS were transferred from the SpotRx pharmacies to nearby CVS pharmacy locations. On April 6, 2023, we announced that we had completed the transactions contemplated by the Asset Purchase Agreement, including the disposition of the specific assets therein, on February 10, 2023. As of March 31, 2023, we have substantially completed our exit from the pharmacy services business.
For the year ended December 31, 2022, the pharmacy services business comprises approximately 97% of the Company’s total revenues. As of December 31, 2022, inventory from SpotRx pharmacies comprised approximately $3.0 million, or 9%, of total consolidated assets. Pharmacy service business assets, other than inventory amounts discussed above, are expected to be primarily reabsorbed or settled, or to a lesser extent, sold or abandoned. See Note 20 for further details related to the Company’s revenue and assets attributed to the Company’s pharmacy services business.
NOTE 2 - LIQUIDITY
The consolidated financial statements for the years ended December 31, 2022 and 2021 were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets.
As of December 31, 2022, the Company had $11.4 million in cash and cash equivalents and an accumulated deficit of $239.7 million. Furthermore, net cash used in operating activities for the years ended December 31, 2022 and 2021 was $47.7 million and $42.5 million, respectively. Since inception through December 31, 2022, the Company continually incurred losses from its operations which have been financed primarily by net cash proceeds from the sale of stock from private placements, the sale of redeemable preferred stock and debt.
Relevant accounting standards require that management make a determination as to whether or not substantial doubt exists as to the Company’s ability to continue as a going concern. If substantial doubt does exist management should determine if there are plans in place which alleviate that doubt. The Company had previously identified substantial doubt as to the Company’s ability to continue as a going concern in the prior year as of March 29, 2022. Given, however, its recent private placement as described herein, and the reduction in operation cost resulting from its disposition of assets, the Company’s management determined given ongoing cash requirements to fund operations, the Company has sufficient financial resources to continue operations through the date of this report and one year from the date of the financial statement issuance date, with no substantial doubt as to the Company’s ability to continue as a going concern going forward.
On March 9, 2023, the Company entered into a Securities Purchase Agreement, or private placement (the “Offering”), of securities with certain institutional investors, or the Investors. Upon close of the transaction the Company received gross proceeds from the Offering of approximately $16 million, before deducting offering expenses. The Company intends to use the net proceeds from this offering to fund one-time costs associated with restructuring, repay outstanding debt, and finance its growth initiatives related to its MedCenter technology business. Pursuant to the terms of the Offering, the Company agreed to issue pre-funded warrants to purchase common stock (the “Pre-Funded Warrants”) and Series A warrants to purchase common stock (the “Series A Warrants”), to be issued following stockholder approval of the Offering. See note 21 for further information regarding the private placement if securities issued on March 9, 2023.
In April 2022, the Company completed a private placement, pursuant to which the Company received $40.0 million in gross proceeds, with an additional $10.0 million in gross proceeds received upon the second close that occurred on July 1, 2022, before deducting placement agent commissions and other offering expenses totaling $3.0 million. Additionally, the private placement included warrants, some of which may be callable at the Company’s option beginning on each of the 12 month and 24 month anniversaries of the warrant issuance dates and subject to the satisfaction of certain pricing conditions relating to the trading of the Company’s shares. See Note 19 for further information regarding the private placement warrants.
The Company added to its liquidity resources in 2021 through a senior secured term loan facility with Silicon Valley Bank, or SVB, as described in Note 13, pursuant to which we borrowed $10.0 million in aggregate initial term loans. See Note 13 for further information regarding the Company’s senior secured term loan facility and Note 21 related to subsequent events related to SVB and amounts borrowed.
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
The preparation of financial statements in accordance with U.S. GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, revenue recognition, contract loss accruals, excess, slow-moving and obsolete inventories, product warranty accruals, loss accruals on service agreements, share-based compensation expense, allowance for doubtful accounts, depreciation and amortization and in-process research and development intangible assets, impairment of long-lived assets; and contingencies. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed to be necessary.
Fiscal years ended December 31, 2022 and December 31, 2021, respectively, may be referred to as 2022 and 2021.
Amounts presented in these consolidated financial statements are in United States dollars unless otherwise indicated.
Our critical accounting policies are those that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our accounting policies are set forth in Note 4, Significant Accounting Policies.
Risks and Uncertainties relating to COVID-19
The Company bases its estimates on the information available at the time, its experiences and various other assumptions believed to be reasonable under the circumstances including estimates of the impact of COVID-19. The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors, including but not limited to, the severity and duration of COVID-19, the extent to which it will impact our clinic customers, employees, suppliers, vendors, and business partners. The Company assessed certain accounting matters that require consideration of estimates and assumptions in context with the information reasonably available to the Company and known and unknown impacts of COVID-19 as of December 31, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, the recoverability of the Company’s, PPE and intangible assets, net realizable value of inventory, and recoverability of right-of-use operating lease assets. The Company is not aware of any events or existing circumstances which would require it to update its estimates, judgments, or revise the carrying value of its assets or liabilities.
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
Restricted Cash
The Company considers cash to be restricted when withdrawal or general use is legally restricted. During the years ended December 31, 2022 and December 31, 2021, pursuant to a Loan and Security Agreement with Silicon Valley Bank, See Note 13, we issued letters of credit to secure certain operating leases, and we are required to maintain a $0.7 million and $0.4 million, respectively, with the bank to secure the outstanding letters of credit. Due to the nature of the deposits, the balances were classified as restricted cash. Restricted cash was included in the balance for cash presented in the statements of cash flows.
Accounts Receivable
Accounts receivable are primarily comprised of trade receivables presented net of allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of amounts owed by customers. The allowance consists of known specific troubled accounts as well as an amount based on overall estimated potential uncollectible accounts receivable based on historical experience. At December 31, 2022 and 2021, the allowance for doubtful accounts had a balance of $0.2 million and $0.1 million, respectively.
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist primarily of prepaid amounts for insurance, rent and general operating expenses.
Research and Development
Research and development expenses represent costs incurred to internally develop and innovate the MedCenter platform technology, including research and development on the MedCenter hardware, and related software and supporting information technology infrastructure. Wages and salaries consist of compensation costs incurred for research and development employees and contractors including bonuses, health plans, severance, and contractor costs. The Company does not incur research and development for others or provided such services to external parties. When research and development costs are incurred to develop hardware, the costs are expensed until technological feasibility is achieved, at which point the costs are capitalized.
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
The transaction price is determined based on the consideration that the Company will be entitled to in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price, utilizing the expected value method. During 2022 and 2021, none of our pharmacy technology contracts included variable consideration. Determining the transaction price requires judgment.
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
Subscription Revenue
The Company provides MedCenter units to customers on a contract that includes software license and maintenance services or a Subscription Agreement. Subscription Agreements include operating leases for the MedCenter units with a non-cancelable term of 12 months or less, and are recorded following lessor guidance for operating leases. MedCenters leased to customers are carried on the Company’s consolidated balance sheets as MedCenter equipment and depreciated. For the years ended December 31, 2022 and 2021, subscription revenue was $0.4 million for both periods, respectively, within the pharmacy and hardware revenue on the consolidated statements of operations and comprehensive loss.
MedCenter Revenue
The Company derives revenue from the sale of MedPlatform Systems, which include MedCenter prescription dispensing kiosks, and the associated installation, software, maintenance and support, and professional service components necessary for operation, representing multiple distinct performance obligations.
Hardware and installation revenue is recognized when the MedCenter is delivered, installed, and controlled by the customer. Software, and maintenance and support revenue is recognized over the term of the MedCenter Systems contract. Professional service revenue is recognized on a proportional performance, time-and-materials basis, as the services are delivered to the customer. For any consideration received prior to the fulfillment of the obligation, deferred revenue is recorded. As of December 31, 2022 and 2021, deferred revenue on the consolidated balance sheets was $0.2 million and $0.1 million, respectively.
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
Inventory used in the pharmacy technology segment consists primarily of MedCenter units which are finished goods, as well as spare parts. Inventories are carried at the lower of cost (specific identification) or net realizable value.
Impairment of Long Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable, the Company compares the carrying amount of an asset group to future undiscounted net cash flows, excluding interest costs, expected to be generated by the asset group and their ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. For the years ended December 31, 2022 and 2021, the Company did not recognize any significant impairments of long lived assets.
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
Leases
The Company maintains operating leases primarily for manufacturing facilities, central pharmacies, research and development facilities, corporate offices, and certain equipment.

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
See Note 12 for additional disclosures.
Share-based compensation
The Company has a stock compensation plans whereby awards are granted to certain employees. The fair value of the stock options and restricted stock units or RSUs granted by the Company to employees is recognized as compensation expense on a straight-line basis over the applicable vesting period. The fair value of the options and RSU’s are measured using the Black-Scholes option pricing model and intrinsic value, respectively, as of the grant date. Shares issued upon the exercise of options and vesting of RSUs are new shares. Forfeitures are estimated based on historical experience and expense related to awards, and the estimate is adjusted over the term of the awards to reflect their probability of vesting. All fully vested awards are fully expensed.
The Company has an employee stock purchase plan or ESPP, whereby employees may purchase a limited number of shares of the Company’s common stock. The fair value of the ESPP shares purchased by employees, as of the grant date, is recognized as compensation expense on a straight-line basis over the period from the grant date to the exercise date.
Warrants
The Company issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards once issued. Certain obligations to issue warrants as compensation for services may be initially classified as liabilities before the warrants are issued. The fair value of the awards are measured using the Black-Scholes option pricing or Monte-Carlo simulation models as of the grant date. Warrants issued are initially recorded at fair value as a reduction to additional paid in capital or as an expense if the warrants are issued to pay for services.
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

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Standards Not Yet Adopted
Measurement of Credit Losses on Financial Statements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)”- Measurement of Credit Losses on Financial Instruments”, (“ASU 2016-13”), supplemented by ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”, (“ASU 2018-19”). The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 became effective for Public Business Entities who are SEC filers for fiscal years beginning after December 15, 2019, other than smaller reporting companies, all other public business entities and private companies, with early adoption permitted. ASU No. 2016-13 will be effective beginning in the first quarter of the Company's fiscal year 2023. The adoption of ASU 2019-13 is not expected to have a material impact on our consolidated financial statements.
Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820)”- Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, (“ASU 2022-03”). The amendments in this update clarify the guidance in Topic 820. ASU 2022-03 becomes effective for Public Business Entities who are SEC filers for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. ASU No. 2022-03 will be effective beginning in the first quarter of the Company's fiscal year 2024. The Company has not yet completed its evaluation of the impact of this new guidance on its consolidated financial statements.
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
During the years ended December 31, 2022 and 2021, there was no potential dilution from stock options, RSUs, and other warrants due to the Company’s net loss position. As of December 31, 2022 and 2021, there was a total of 31,023,725 and 4,369,668, respectively, of potential common shares underlying outstanding stock options, RSUs and other warrants. See Note 19.
The following table sets forth the computation of basic and diluted earnings per share (in thousands, expect for share and per share amounts):

	Year Ended December 31,
	2022	2021
Net loss - basic and diluted	$(47,616)	$(43,815)
Weighted average shares - basic and diluted	65,776,384	32,656,325
Net loss per share - basic and diluted	$(0.72)	$(1.34)

NOTE 7 - FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
As of December 31, 2022 and 2021, there were no assets and liabilities that were accounted for at fair value on a reoccurring basis.
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
The carrying amount of the Company's term loan approximates fair value based upon market interest rates available to us for debt of similar risk and maturities. Refer to Note 13, Debt, for further information regarding the Company’s term loan. The carrying amount of cash and cash equivalents and restricted cash approximates fair value.

NOTE 8 - INVENTORY
The following table presents detail of inventory balances (in thousands):

	December 31,
	2022	2021
Inventory:
MedCenter hardware	$3,331	$1,201
Pharmaceuticals	2,943	2,150
Spare parts	663	565
Total inventory	$6,937	$3,916
During the year ended December 31, 2022 there were no inventory cost adjustments. During the year ended December 31 2021, the Company recorded inventory cost adjustments of $0.6 million, that were included in pharmacy and hardware cost of products sold on the consolidated statement of operations and comprehensive loss. The 2021 inventory cost adjustments were specific to the M5 MedCenter model.
During the years ended December 31, 2022 and 2021, $37.0 million and $18.5 million of inventory was recognized as pharmacy cost of revenue, respectively; and $0.3 million and $1.1 million were recognized as hardware cost of revenue, respectively on the consolidated statement of operations and comprehensive loss.

NOTE 9 - PREPAID EXPENSES AND OTHER CURRENT ASSETS
The following table presents prepaid expenses and other current assets balances (in thousands):

	December 31,
	2022	2021
Prepaid expenses and other current assets:
Prepaid MedCenter inventory	$1,359	$1,050
Prepaid insurance	921	509
Other	383	632
Total prepaid expenses and other current assets	$2,663	$2,191

NOTE 10 - PROPERTY, PLANT AND EQUIPMENT
The Company’s principal technology product offering is the MedCenter. MedCenter equipment includes the hardware and components necessary for installation and operation.

The following tables present property, plant and equipment balances (in thousands):

	Estimated useful lives	December 31,	December 31,
		2022	2021
Property, plant and equipment:
MedCenter equipment	8 years	$7,983	$5,875
IT equipment	1 - 3 years	2,394	2,361
Leasehold improvements	lesser of useful life or term of lease	980	880
General plant and equipment	5 - 8 years	619	603
Office furniture and equipment	5 - 8 years	551	394
Vehicles	5 years	54	54
Construction-in-process		414	1,021
Total historical cost		12,995	11,188
Accumulated depreciation		(6,540)	(5,496)
Total property, plant and equipment, net		$6,455	$5,692
During the years ended December 31, 2022 and 2021, there was a transfer of $1.2 million and $1.8 million, respectively, from inventory to property, plant and equipment. MedCenter units in inventory are transferred to property, plant and equipment when those units are either placed at one of the Company’s SpotRx clinics or leased to a third party.
As of December 31, 2022 and 2021, $0.9 million and $1.7 million worth of MedCenter equipment was leased under Subscription Agreements, respectively, net of $0.5 million and $1.0 million accumulated depreciation, in property, plant and equipment.
The Company recognized $1.2 million of depreciation for each of the years ended December 31, 2022 and 2021, respectively, of which $0.1 million and $0.2 million, respectively, were included in pharmacy and hardware cost of products sold.

NOTE 11 - INTANGIBLE ASSETS
The following table presents intangible asset balances (in thousands):

	December 31,
	2022	2021
Gross intangible assets:
Software	$5,321	$4,475
Intellectual property	3,857	3,857
Website and mobile application	583	583
Total intangible assets	9,761	8,915
Accumulated amortization:
Software	(4,856)	(2,175)
Intellectual property	(3,857)	(3,857)
Website and mobile application	(583)	(583)
Total accumulated amortization	(9,296)	(6,615)
Total net book value	$465	$2,300
The Company recognized $2.7 million and $0.6 million of amortization for the years ended December 31, 2022 and 2021, respectively, which was included in operating expenses. The increase in Software amortization is the result of a decrease in the remaining useful life of the asset, due to obsolescence, resulting in an increased amortization of $1.9 million for the year ended December 31, 2022. The remaining balance will amortize as follows:

December 31, 2022
2023	$119
2024	106
2025	103
2026	103
2027	34
Thereafter	—
Total amortization	465

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
Operating lease expenses were $0.9 million for each of the years ended December 31, 2022 and 2021, respectively.
Balance sheet amounts for lease assets and leases liabilities are as follows (in thousands):

	December 31,
	2022	2021
Assets
Operating:	$1,953	$2,376
Finance:	132	162
Total assets	$2,085	$2,538
Liabilities:
Operating:
Current	626	599
Long-term	1,518	1,947
Finance:
Current	82	83
Long-term	51	80
Total liabilities	$2,277	$2,709

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s leases as follows:

	December 31,
	2022	2021
Finance leases:
Weighted-average remaining lease term (years)	1.6	1.5
Weighted-average discount rate	8.7%	8.8%
Operating leases:
Weighted-average remaining lease term (years)	3.6	4.2
Weighted-average discount rate	6.9%	6.9%
Maturities of operating lease liabilities are as follows (in thousands):

December 31, 2022
2023	$755
2024	617
2025	534
2026	468
2027	64
Thereafter	—
Total lease payments	2,438
Less: present value discount	(294)
Total leases	$2,144
Maturities of finance lease liabilities are as follows (in thousands):

December 31, 2022
2023	$92
2024	49
2025	4
2026	—
2027	—
Thereafter	—
Total finance lease payments	145
Less: imputed interest	(12)
Total leases	$133

NOTE 13 - LONG TERM DEBT, NET
The following table presents debt balances (in thousands):

	December 31,
	2022	2021
Term loan	$5,182	$10,070
Term loan discount	(384)	(532)
Total debt	4,798	9,538
Less Short-term debt	—	—
Long-term debt	$4,798	$9,538

Term Loan
On June 7, 2021, the Company entered into a Loan and Security Agreement, or the Loan Agreement, with Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P., or the Lenders, pursuant to which we borrowed $10.0 million in aggregate initial term loans, the (Initial Loans). The Initial Loans and the Company's obligations under the Loan Agreement are guaranteed by certain of our subsidiaries and are secured by substantially all of the assets of the Company and its subsidiary guarantors.
The Initial Loans mature on April 1, 2026. In December 2022 the Company made a discretionary $5.0 million principal payment. The remaining principal repayment will commence on May 1, 2024 in equal monthly installments of the outstanding Loan balance through the maturity date. The Initial Loans bear interest at a floating rate equal to the greater of 7.25% or the Prime Rate plus 4.0% (11.5% at December 31, 2022). See Note 21 for further details relating to additional discretionary principal payments.
The Company may elect to prepay the Initial Loans, in whole but not in part, at any time. If the Company elects to voluntarily prepay the Initial Loans before the scheduled maturity date, the Company is required to pay the Lenders, a prepayment premium, equal to 3.0% of the outstanding principal balance if the prepayment occurs on or before June 7, 2022, 2.0% of the outstanding principal balance if the prepayment occurs on or before June 7, 2023, or 1.0% for a prepayment made after June 7, 2023, but before the scheduled maturity date. A prepayment premium is also applicable to a mandatory prepayment of the Initial Loans upon an acceleration of the Initial Loans. Upon a voluntary or mandatory prepayment of the Initial Loans, the Company is also required to pay the Lenders’ expenses and all accrued but unpaid interest on the Initial Loans through the prepayment date.
A final payment fee equal to 4.75% of the Initial original principal amount of the Loans advanced will be due at the earlier of the maturity date, acceleration of the Initial Loans, or a voluntary or mandatory prepayment of the Initial Loans. The final payment fee is accreted to the Loan balance over the loan term using the effective interest method.
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
For the year ended December 31, 2022, the Company obtained waivers of any covenant non-compliance or defaults from Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P. See Note 21 for further details related to the Company’s debt terms and compliance with Loan Agreement covenants.
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
The Company applied for forgiveness of the loan in accordance with the terms of the CARES Act. During March 2021 and November 2020, the Company received notice that $0.1 million and $0.2 million, respectively, of the loan was forgiven. Upon forgiveness of the PPP loan, the PPP loan balance was included in Other gain (loss), net.

MYOS Promissory Note
On November 17, 2020, the Company entered into a promissory note with MYOS Corp to borrow $3.0 million. The Company repaid $1.0 million of the borrowings in 2020. The remaining balance was repaid during 2021. The note did not accrue interest and could be repaid early without penalty.

NOTE 14 - PHARMACY OPERATIONS EXPENSES
Pharmacy operations expenses are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Pharmacy operations expenses:
Wages and salaries	$9,902	$9,844
Other pharmacy operations expenses	1,291	1,374
Depreciation of property, plant and equipment	958	826
Rent and utilities	873	558
Repairs and maintenance	433	316
Amortization of intangible assets	2,450	578
Total pharmacy operations expenses	$15,907	$13,496

NOTE 15 - GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses are as follows (in thousands):

	Year Ended December 31,
	2022	2021
General and administrative expenses:
Wages and salaries	$11,803	$10,980
Professional services	2,690	3,457
Insurance	1,964	1,780
Rent and utilities	1,090	1,338
Other general and administrative expenses	1,419	1,021
Share-based compensation	2,296	1,205
Software licenses and support	1,482	1,179
Travel and other employee expenses	226	736
Office and IT supplies	378	393
Depreciation of property, plant and equipment	151	188
Total general and administrative expenses	$23,499	$22,277

NOTE 16 - OTHER GAIN (LOSS)
Other gain (loss) is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Other gain (loss), net
Forgiveness of PPP Loan	$—	$161
Other gain (loss), net	—	45
Total other gain (loss), net	$—	$206

NOTE 17 - INCOME TAXES
The provision for income taxes in the consolidated statement of operations and comprehensive loss represents an effective rate different from the US statutory tax rate for the following reasons (in thousands):

	Year Ended December 31,
	2022	2021
Loss before income taxes	$(47,592)	$(43,813)
Income tax recovery at statutory rate (21%)	(9,995)	(9,201)
State income tax expense, net of federal benefit	(1,381)	(1,955)
Increase (decrease) resulting from:
Effect of foreign tax rate	(890)	(610)
Unrecognized deferred tax asset	9,846	14,356
Other	2,420	(2,588)
Provision for income taxes	$—	$2
During the year ended December 31, 2022, income tax expense on the consolidated statement of operations included $4 thousand from minimum state taxes and $20 thousand from 2021 income tax adjustments.
On March 11, 2021, the U.S. federal government enacted the American Rescue Plan Act of 2021, which did not have a material impact on our provision.
The effects of temporary differences that give rise to future income tax assets and future income tax liabilities have been determined as follows (in thousands):

	Year Ended December 31,
	2022	2021
Future income tax assets:
Non-capital losses	$53,384	$44,590
Un-depreciated capital cost (UCC)	1,750	1,525
Other intangible items	2,408	1,556
Interest limitation carryforward	438	463
Total future income tax assets	57,980	48,134
Future income tax liabilities:
Valuation allowance	(57,980)	(48,134)
Net future income tax asset	$—	$—
The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets as of December 31, 2022 and 2021. The net valuation allowance increased by $9.8 million in 2022.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which is effective January 1, 2023 and contains provisions implementing a 15% minimum corporate income tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The new provisions are not expected to have a material impact on the Company’s consolidated financial statements.
A provision of the Tax Cuts and Jobs Act of 2017 became effective on January 1, 2022. This provision requires companies to capitalize and amortize research and development (“R&D”) expenses over 5 years (and 15 years for non-U.S. R&D expenses) as opposed to deducting those expenses in the year they are incurred. The enacted provision did not have a material impact on the Company’s consolidated financial statements.
As of December 31, 2022, the Company has federal net operating loss carryforwards of approximately $83.5 million, of which $11.7 million will begin to expire in the year 2032 if not utilized, and $71.8 million that will carryover indefinitely. In addition, the Company has approximately $123.1 million of non-capital losses in Canada that can be used to reduce taxable income in future years. These losses will begin to expire in the year 2032.
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
The Company has filed all income tax returns for years through 2021. These returns are subject to examination by the taxing authorities in the respective jurisdictions, generally for three or four years after they were filed. Based on an analysis of tax positions taken on income tax returns filed, we determined no material liabilities related to uncertain income tax positions existed as of December 31, 2022 and 2021. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our benefit for income taxes in the period in which a final determination is made.
A reconciliation of the beginning and ending amounts of unrecognized deferred tax benefits is as follows (in thousands):

	Year Ended December 31,
	2022	2021

Beginning balance	$48,134	$33,749
Additions based on tax positions related to the current year	9,846	14,385
Ending balance	$57,980	$48,134
The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefit as a component of income tax expense. The Company does not expect any significant changes to the unrecognized tax benefits within the next 12 months.

NOTE 18 - COMMITMENTS AND CONTINGENCIES
Litigation
The Company is and, from time to time may in the future become, involved in legal proceedings, claims and litigation in the ordinary course of business. The Company has become subject to certain demands, and claims from former employees relating to the reduction in force the Company implemented in connection with the restructuring of the company and the disposition of its pharmacy services business. The Company intends to vigorously defend itself against such pending and threatened actions. The Company cannot determine a reasonable estimate of the maximum possible loss or range of loss for pending or threatened matters given that they are at various stages of the litigation process and each case is subject to the inherent uncertainties of litigation. In management’s opinion, based on currently available information, any potential loss resulting from the resolution of these matters is not expected to have a material adverse effect on the Company’s results of operations, financial position, or cash flows.
Purchase Commitments
As of December 31, 2022 and 2021, the Company did not have any minimum purchase commitments that were material to the consolidated financial statements.
Defined Benefit Plans
MedAvail has a 401(k) plan available to employees, but during 2022 and 2021, had no commitment to make contributions to that plan and had no liability recorded related to the plan.
Revenue Concentration Risk
The Company partners with various national and independent healthcare organizations where the SpotRx MedCenters are located. During the years ended December 31, 2022 and 2021, revenue from MedCenters placed with healthcare organization A comprised 21% and 25%, respectively, of total revenue, and healthcare organization B comprised 12% and 14%, respectively, of total revenue.
Accounts Receivable Concentration Risk
Three Pharmacy Retail Services segment payors accounted for 36% and 61% of accounts receivable at December 31, 2022 and 2021, respectively.
Vendor Concentration Risk
The following table presents the Company’s vendor concentration and significant inventory suppliers:

	Year Ended December 31,
	2022	2021
Vendor A	34%	32%
Vendor B	22%	12%

NOTE 19 - EQUITY, SHARE-BASED COMPENSATION AND WARRANTS
On June 14, 2022, the Company’s stockholders approved an Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.001, from 100 million shares to a new total of 300 million shares. The Restated Certificate was effective upon filing the Restated Certificate with the Secretary of State of the State of Delaware on June 15, 2022. No preferred shares were outstanding at December 31, 2022 and 2021.
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
Each Investor purchasing Shares in the Private Placement was issued a Warrant to purchase that number of Warrant Shares equal to 50% of the number of Shares purchased under the Purchase Agreement by such Investor. The Warrants have a per share exercise price of $1.25 and are exercisable by the holder at any time after the issuance date of the Warrant for a period of five years. If the Warrants were exercised in full by the Investors at an exercise price of $1.25, the Company would receive additional gross proceeds of up to $29.4 million. Investors would more likely exercise their warrants when the market price of the Company’s shares is greater than the warrant exercise price of $1.25 or $2.50 for the 12 month and 24 month periods, and not likely to exercise their warrants when the market price is below the respective warrant exercise price.
In addition, the Warrant terms provide the Company with a call option to force the Warrant holders to exercise up to two-thirds of the warrant shares subject to each Warrant, with the lesser of one-third of all Warrant Shares, or unexercised shares, being callable beginning on each of the 12 month and 24 month anniversaries of the Warrant issuance dates, at an exercise price of $1.25 and $2.50 respectively, in each case until the expiration of the Warrants, and subject to the satisfaction of certain pricing conditions relating to the trading of the Company’s shares. Were the Company to force the exercise the contingent call option of one-third of all Warrant Shares at an exercise price of $1.25 and $2.50 pursuant the 12 month and 24 month anniversary periods, the Company would receive approximately $9.8 million and $19.6 million, respectively, in gross proceeds. In order to force exercise the contingent options, on or following the 12 month or 24 month anniversaries of the Warrant issuance dates, the closing sale price of the stock must have been equal or greater than the $1.25 and $2.50 exercise price, respectively, for any 30 trading day period, subject to certain adjustments. Pursuant to ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in an Entity’s Own Equity (Subtopic 815-40), the Company classified these Warrant Shares as Equity in its Consolidated Balance Sheet as of December 31, 2022.
Shelf Registration and Sales Agreement
On August 12, 2022, the Company filed a shelf registration statement on Form S-3, or the Shelf, with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, depository shares, warrants, subscription rights, purchase contracts, units and/or any combination thereof, in the aggregate amount of up to $150,000,000. The Shelf was declared effective on August 26, 2022.
The Company also entered into a sales agreement as of August 12, 2022, or Sales Agreement, with Cowen and Company, LLC, or Cowen, as sales agent, providing for the offering, issuance and sale of up to an aggregate $50,000,000 of the Company’s common stock from time to time at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act, including sales made directly on the Nasdaq Capital Market or any other trading market for the Company’s common stock in “at-the-market” offerings, under the Shelf. As of December 31, 2022, the Company has not issued and sold any shares of common stock under the Sales Agreement.
Share-based compensation
2020 Plan
The 2020 Equity Incentive Plan, (the 2020 Plan), provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or the Code, to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to employees, directors and consultants of the Company and the company group. The number of shares of Company Common Stock that are reserved for issuance pursuant to awards under the 2020 Plan at inception was 5,000,000 shares. The 2020 Plan also includes an evergreen provision that provides for an automatic annual increase to the number of shares of common stock available for issuance under the 2020 Plan on the first day of each fiscal year, equal to the least of: (i) 5,000,000 shares; (ii) 5% of the total number of shares of all classes of common stock of the Company as of the last day of our immediately preceding fiscal year; or (iii) such lesser amount determined by the administrator. As of December 31, 2022 there was an aggregate of 2.3 million shares of common stock available for grant under the 2020 Plan. The 2020 Plan will terminate on the tenth anniversary of its effective date. No award may be made under the 2020 Plan after its expiration date.

2022 Inducement Plan
The 2022 Inducement Equity Incentive Plan, (the Inducement Plan), provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance stock units, and its terms are substantially similar to the 2020 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan, but with such other terms and conditions intended to comply with the NASDAQ inducement award exception or to comply with the NASDAQ acquisition and merger exception.
In accordance with the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted by the Nasdaq Listing Rules, in connection with a merger or acquisition. The number of shares of Company Common Stock that are reserved for issuance pursuant to awards under the Inducement plan was 1,500,000 shares. As of December 31, 2022 there was an aggregate of 0.2 million shares of common stock available for grant under the Inducement Plan.
2020 ESPP
The 2020 Employee Stock Purchase Plan, (the 2020 ESPP), provides eligible employees with an opportunity to purchase shares of the Company’s Common Stock through accumulated contributions, which generally will be made through payroll deductions. The 2020 ESPP permits the administrator of the 2020 ESPP to grant purchase rights that qualify for preferential tax treatment under Section 423 of the Code. The maximum number of shares of our common stock that will be available for issuance under the 2020 ESPP at inception was 700,000 shares. The number of shares of common stock available for issuance under the 2020 ESPP Plan will be increased on the first day of each fiscal year beginning with the 2021 fiscal year equal to the least of (i) 1,000,000 shares of common stock; (ii) one percent 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year; or (iii) an amount determined by the administrator. The shares may be authorized, but unissued, or reacquired common stock. As of December 31, 2022 there was an aggregate of 0.9 million shares of common stock, available for grant under the 2020 ESPP. During the year ended December 31, 2022, eligible employees contributed $0.1 million through payroll deductions to the ESPP and 112,740 shares were deemed delivered. The 2020 ESPP will terminate in 2040, unless terminated sooner.

2018 Plan
In September 2018, MAI adopted the 2018 MedAvail Equity Incentive Plan, the (2018 Plan), which provided for the granting of stock options to service providers. As part of the adoption of the 2018 Plan, the Company provided the option for all eligible service providers to exchange their options held under the 2012 MedAvail Stock Option Plan, or the 2012 Plan, as of the exchange date for new options under the 2018 Plan, at an exchange ratio of 1:5. All vesting schedules were maintained on exchange.
A total of 53 eligible service providers participated in the exchange, which resulted in the exchange of 239,181 options under the 2012 Plan for 1,269,180 options under the 2018 Plan. The exchange resulted in $1.0 million of one-time incremental compensation cost for 2018.
The maximum number of shares to be granted under the 2018 plan was 1,972,530. In accordance with the plan, the exercise price of each option is based on the fair value of the Company’s common shares on the date of the grant. An option’s term was determined at the discretion of the Board of Directors, not to exceed ten years. Unless otherwise stated, the consolidated financial statements reflect 1/48 of the option vesting each month over a four-year vesting period.
The 2018 Plan was closed to granting options upon adoption of the 2020 Plan.
2012 Plan
The 2012 MedAvail Stock Option Plan was modified on the date the 2018 Plan was adopted to no longer permit granting of options under the plan. As of December 31, 2022, there are 5,777 options that remained outstanding under this plan. Options granted under the 2012 Plan that were not exchanged to options under the 2018 Plan will remain subject to the terms of the 2012 Plan.

Grants
The key input assumptions that were utilized in the valuation of the stock options granted in the periods presented are as follows:

	December 31, 2022
	Low	Weighted Average	High	Total
Awards Granted				3,100,570
Weighted Average Fair Value of Awards		$0.92
Unvested Forfeiture Rate	6.00%	6.00%	6.00%
Grant Price	$0.59	$1.27	$1.96
Market Price	$0.59	$1.27	$1.96
Volatility	85%	86%	90%
Risk Free Rate	1.62%	2.38%	3.61%
Dividend Yield	—%	—%	—%
Expected Life	5.50	5.91	6.08

	December 31, 2021
	Low	Weighted Average	High	Total
Awards Granted				1,003,130
Weighted Average Fair Value of Awards		$3.32
Unvested Forfeiture Rate	6.00%	6.00%	6.00%
Grant Price	$1.70	$6.07	$15.15
Market Price	$1.70	$6.07	$15.15
Volatility	60%	60%	60%
Risk Free Rate	0.46%	1.12%	1.36%
Dividend Yield	—%	—%	—%
Expected Life	5.17	5.94	6.00
The key input assumptions that were utilized in the valuation of the RSUs granted in the periods presented are as follows:

	December 31, 2022
	Low	Weighted Average	High	Total
Awards Granted				2,415,354
Weighted Average Fair Value of Awards		$1.13
Unvested Forfeiture Rate	6.00%	6.00%	6.00%
Grant Price	$—	$—	$—
Market Price	$0.59	$1.13	$1.96

	December 31, 2021
	Low	Weighted Average	High	Total
Awards Granted				852,395
Weighted Average Fair Value of Awards		$3.35
Unvested Forfeiture Rate	6.00%	6.00%	6.00%
Grant Price	$—	$—	$—
Market Price	$1.70	$3.35	$15.15

The following table present outstanding stock option awards activity during the year ended December 31, 2022:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of period	2,848,903	$2.78	$1.44		$31
Granted	3,100,570	$1.27	$0.92		$—
Cancelled/Forfeited	(1,432,002)	$2.18	$1.20		$111
Expired	(117,730)	$2.02	$1.10		$2
Outstanding, end of period	4,399,741	$1.88	$1.14	8.32	$—
Vested and exercisable, end of the period	1,517,679	$2.49	$1.28	6.59	$—
Vested and unvested exercisable, end of the period	1,517,679	$2.49	$1.28	6.59	$—
Vested and expected to vest, end of the period	4,204,334	$1.90	$1.15	8.27	$—
The following table present unvested stock option awards activity during the year ended December 31, 2022:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested outstanding, beginning of period	1,014,258	$4.28	$2.34
Granted	3,100,570	$1.27	$0.92
Cancelled/Forfeited	(788,325)	$2.57	$1.49
Vested, outstanding shares	(444,441)	$3.89	$2.16
Unvested outstanding, end of period	2,882,062	$1.57	$1.07	2.60
The following table present the outstanding stock option awards activity during the year ended December 31, 2021:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of period	2,439,020	$1.56		$0.76		$32,894
Granted	1,003,130	$6.07		$3.32		$—
Exercised	(237,330)	$1.67	$9.90	$0.81		$1,954
Cancelled/Forfeited	(335,971)	$4.75		$2.58		$392
Expired	(19,946)	$1.65		$0.77		$20
Outstanding, end of period	2,848,903	$2.78		$1.44	7.61	$31
Vested and exercisable, end of the period	1,834,645	$1.95		$0.95	6.64	$24
Vested and unvested exercisable, end of the period	1,834,645	$1.95		$0.95	6.64	$24
Vested and expected to vest, end of the period	2,754,222	$2.74		$1.42	7.55	$31

The following table presents unvested stock option awards activity during the year ended December 31, 2021:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested outstanding, beginning of period	693,644	$1.40	$0.69
Granted	1,003,130	$6.07	$3.32
Cancelled/Forfeited	(333,565)	$4.77	$2.59
Expired	(19,946)	$1.65	$0.77
Vested, outstanding shares	(329,005)	$3.36	$1.71
Unvested outstanding, end of period	1,014,258	$4.28	$2.34	3.11
The following table present outstanding RSU awards activity during the year ended December 31, 2022:

	Number of Awards	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of period	802,740		$2.78		$1,124
Granted	2,415,354		$1.13		$2,729
Vested and exercised	(113,404)	$0.72	$3.63		$82
Cancelled/Forfeited	(728,136)		$1.99		$884
Outstanding, end of period	2,376,554		$1.31		$712
Expected to vest, end of the period	2,179,524		$1.32	2.2	$653
The following table present outstanding RSU awards activity during the year ended December 31, 2021:

	Number of Awards	Weighted Average Share Price on Date of Exercise	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of period	—		$—		$—
Granted	852,395		$3.35		$2,858
Vested and exercised	(11,155)	$1.93	$11.58		$22
Cancelled/Forfeited	(38,500)		$12.83		$138
Outstanding, end of period	802,740		$2.78		$1,124
Vested and expected to vest, end of the period	717,476		$2.81	4.9	$1,005
The following table presents expense related to share-based compensation:

	Year Ended December 31,
	2022	2021
Share-based compensation	$2,296	$1,205
Share-based compensation expense includes $0.1 million from the ESPP for each of the years ended December 31 2022 and 2021, respectively. Expense remaining to be recognized for unvested stock option and RSU awards as of December 31, 2022 was $2.1 million and $2.2 million, respectively, which is expected to recognized on a weighted average basis over the next 2.6 years and 2.2 years, respectively. The Company has not recognized an income tax benefit in its income tax provision due to the full reserve against net operating losses and tax assets, see Note 17 for additional details.
Warrants
During the year ended December 31, 2022, as part of the Private Placement, the Company issued 18.8 million warrants from the first closing in April 2022 with a fair value of $9.2 million, and issued 4.7 million warrants from the second closing in July 2022 with a fair value of

$4.5 million. See Note 4 for additional details. No warrants were exercised during the year ended December 31, 2022. There were 24.2 million related party warrants outstanding as of December 31, 2022. The Private Placement warrants have a term of 5 years and exercise price of $1.25 each. The fair value of the awards are measured using the Monte Carlo simulation model as of the grant date.
The key input assumptions that were utilized in the valuation of the warrants issued in April 2022 were as follows:

Input
Market Price	$0.96
Exercise price	$1.25
Term (Years)	5.0
Volatility	85%
Risk Free Rate	2.56%
The key input assumptions that were utilized in the valuation of the warrants issued in July 2022:

Input
Market Price	$1.59
Exercise price	$1.25
Term (Years)	5.0
Volatility	85%
Risk Free Rate	2.88%
During the year ended December 31, 2021, no warrants were issued, and warrants were exercised in exchange for issuing 794,804 shares of the Company’s common stock with total cash proceeds of $0.2 million. Warrants exercised during the year ended December 31, 2021, included 565,496 held by related parties (investors), with 626,339 related party warrants outstanding as of December 31, 2021.

At the end of the year, the Company had the following outstanding warrants:

	December 31, 2022			December 31, 2021
	Warrants	Exercise price	Remaining Term (years)	Warrants	Exercise price	Remaining Term (years)
Common	19,310	$0.01		19,310	$0.01
Common	224,852	$1.66		224,852	$1.66
Common	493,173	$1.57		493,173	$1.57
Common	23,529,405	$1.25		—	$1.25
Total	24,266,740		4.4	737,335		7.6

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
On January 19, 2023, the Company announced a plan to exit the retail pharmacy services business to focus on our pharmacy technology business. Following the exit from the pharmacy services business the Company will consists solely of the pharmacy technology business. On April 6, 2023, we announced that we had completed the transactions contemplated by the Asset Purchase Agreement, including the disposition of the specific assets therein, on February 10, 2023. As of March 31, 2023, we have substantially completed our exit from the pharmacy services business. See Note 21 for further details regarding the Company’s exit from the retail pharmacy services business.
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
The following table presents revenue and costs of products sold and services by segment (in thousands):

	Retail Pharmacy Services	Pharmacy Technology	Total
Year Ended December 31, 2022
Revenue:
Pharmacy and hardware revenue:
Retail pharmacy revenue	$41,747	$—	$41,747
Hardware	—	297	297
Subscription	—	424	424
Total pharmacy and hardware revenue	41,747	721	42,468
Service revenue:
Software	—	210	210
Maintenance and support	—	170	170
Installation	—	132	132
Professional services and other	—	129	129
Total service revenue	—	641	641
Total revenue	41,747	1,362	43,109
Cost of products sold and services	39,803	721	40,524
Segment gross profit	$1,944	$641	2,585
Operating expense:
Pharmacy operations			15,907
General and administrative			23,499
Selling and marketing			8,486
Research and development			1,115
Total operating expense			49,007
Operating loss			$(46,422)

	Retail Pharmacy Services	Pharmacy Technology	Total
Year Ended December 31, 2021
Revenue:
Pharmacy and hardware revenue:
Retail pharmacy revenue	$20,203	$—	$20,203
Hardware	—	470	470
Subscription	—	446	446
Total pharmacy and hardware revenue	20,203	916	21,119
Service revenue:
Software	—	259	259
Maintenance and support	—	161	161
Installation	—	39	39
Professional services and other	—	551	551
Total service revenue	—	1,010	1,010
Total revenue	20,203	1,926	22,129
Cost of products sold and services	20,031	1,781	21,812
Segment gross profit	$172	$145	317
Operating expense:
Pharmacy operations			13,496
General and administrative			22,277
Selling and marketing			7,204
Research and development			849
Total operating expense			43,826
Operating loss			$(43,509)
The following table presents assets and liabilities by segment (In thousands):

	Retail Pharmacy Services	Pharmacy Technology	Corporate	Total
December 31, 2022
Assets	$14,495	$7,816	$10,821	$33,132
Liabilities	$4,470	$2,594	$5,244	$12,308
December 31, 2021
Assets	$13,641	$5,222	$19,280	$38,143
Liabilities	$5,618	$3,567	$9,885	$19,070
The following table presents long-lived assets, which include property, plant, and equipment and right-of-use-assets by geographic region, based on the physical location of the assets (in thousands):

	Year Ended December 31,
	2022	2021
Long-lived assets:
United States	$8,251	$7,675
Canada	289	555
Total long-lived assets	$8,540	$8,230

NOTE 21 – SUBSEQUENT EVENTS
Exit of Pharmacy Services and SpotRx
On January 19, 2023, the Company announced a plan to exit the pharmacy services business to focus on our pharmacy technology business. Following the exit from the pharmacy services business the Company consists solely of the pharmacy technology business. The retail pharmacy services component was not classified as held for sale at December 31, 2022, as the pharmacy services business exit and related sale of assets and employee terminations were approved by the board of directors on January 12, 2023. On April 6, 2023, we announced that we had completed the transactions contemplated by the Asset Purchase Agreement, including the disposition of the specific assets therein, on February 10, 2023. As of March 31, 2023, we have substantially completed our exit from the pharmacy services business.
Asset Purchase and Sale Agreement
On January 22, 2023, the Company entered into the Asset Purchase and Sale Agreement dated January 20, 2023, as amended, or the Asset Purchase Agreement, with German Dobson CVS, L.L.C., Garfield Beach CVS, L.L.C., Longs Drug Stores California, L.L.C., Woodward Detroit CVS, L.L.C. and Holiday CVS, L.L.C. or CVS, pursuant to which the Company agreed to sell certain of its assets, including pharmacy records, and inventory, in the SpotRx pharmacies located in Tucson and Phoenix, Arizona; Buena Park, Laguna Hills and San Fernando, California; Southfield, Michigan; and in Orlando and Tampa, Florida.
On February 9, 2023, the Company closed the Asset Purchase Agreement receiving $2.9 million cash proceeds (subject to $0.1 million fees and a $0.2 million holdback), which were used to paydown and reduce the outstanding balance of the Company’s senior secured term loan facility. Upon closing, the pharmacy records and inventory purchased by CVS were transferred from the SpotRx pharmacies to nearby CVS pharmacy locations. The Asset Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions. Under the Asset Purchase Agreement, the Company has agreed to indemnify CVS from and against specified liabilities and expenses incurred by CVS, including as a result of the breach of the Company’s representations and warranties, and subject to certain limitations. A portion of the purchase price, in the aggregate amount of up to $220,000, was held back at closing for a period of six months and shall serve as a reserve to ensure payment and performance of the Company’s indemnification and other obligations pursuant to the Asset Purchase Agreement.
First Amendment, Consent and Default Waiver to Loan and Security Agreement
On February 10, 2023, the Company entered into the First Amendment, Consent and Default Waiver to Loan and Security Agreement or the Loan Amendment and Consent, with each of Silicon Valley Bank, a California corporation, and an authorized foreign bank under the Bank Act (Canada), and SVB Innovation Credit Fund VIII, L.P., a Delaware limited partnership or together SVB.
Among other matters, the Loan Amendment and Consent provides SVB’s consent to the sale of certain assets related to the Company’s pharmacy services business pursuant to the previously announced Asset Purchase Agreement. The Loan Amendment and Consent also provides that upon the closing of the Asset Sale, the Company will pay to SVB a payment of $3.4 million. The payment includes $0.4 million of the Final Payment (as defined in the Loan Amendment and Consent) and prepayment of $3.0 million Term Loan Advances (as defined in the Loan Amendment and Consent), with SVB waiving the prepayment premium due on all Term Loan Advances prepaid by the Company prior to February 10, 2023. The Loan Amendment and Consent also provides a waiver of any legal action or enforcement of rights and remedies with respect to the specified defaults enumerated therein, and prior to February 10, 2023.
On February 10, 2023, in connection with the entry into the Loan Amendment and Consent, the Company also issued warrants or the Warrants, to SVB for the purchase of up to an aggregate of 200,366 shares of Common Stock at a per share exercise price of $0.3274, with an expiration date of February 10, 2035. The number of shares and the exercise price are subject to adjustment as set forth in the Warrants. The Warrants are equity classified.
Private Placement
On March 9, 2023, the Company entered into a Securities Purchase Agreement, or private placement (the “Offering”) of securities with certain institutional investors, or the Investors. Pursuant to the terms of the Offering, the Company agreed to issue pre-funded warrants to purchase common stock (the “Pre-Funded Warrants”) upon closing at a price of $0.3212 per underlying share, and are exercisable into shares of common stock at an exercise price of $0.001 per share. Additionally, the Company agreed to issue Series A warrants to purchase common stock an exercise price of $0.385440 per share (the “Series A Warrants”), to be issued following stockholder approval of the Offering. The issuance of the Series A Warrants, including the underlying shares of common stock and the portion of the Pre-Funded Warrants in excess of 19.99% of the shares of Common Stock outstanding prior to the Offering, are subject to approval by the stockholders of MedAvail.
The Pre-Funded Warrant shares are exercisable for an aggregate of up to 49,813,198 shares of common stock, and the Series A Warrants would be exercisable for an aggregate of up to 49,813,198 shares of common stock. Upon close of the transaction the Company received gross proceeds from the Offering of approximately $16 million, before deducting offering expenses. The Company intends to use the net proceeds from this offering to fund one-time costs associated with restructuring, repay outstanding debt, and finance its growth initiatives related to its MedCenter technology business.
Silicon Valley Bank Closure
On March 10, 2023, Silicon Valley Bank (“SVB”), based in Santa Clara, California, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 10, 2023, the Federal Deposit Insurance Corporation (the “FDIC”) took control of Silicon Valley Bank (“SVB”) and created the National Bank of Santa Clara to hold the deposits of SVB after SVB was unable to continue their operations. SVB’s deposits are insured by the FDIC in amount up to $250 for any depositor and any deposit in excess of this insured amount could be lost. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors will have access to all deposited funds starting March 13, 2023.
SVB Letter Agreement
On March 13, 2023, the Company was informed by the Lenders the Company was still bound by the terms, conditions, and covenants of its Loan Agreement and Loan Amendment and Consent. On March 29, 2023, the Company entered into a Letter Agreement (the “Letter Agreement”), with each (a) Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)) (“SVB”), in its capacity as administrative agent and collateral agent (“Agent”), (b) SVB, as a lender, and (c) SVB Innovation Credit Fund VIII, L.P., a Delaware limited partnership (“SVB Capital”), as a lender, (the “Lenders”), and obtained a waiver any event of default prior to March 29, 2023. The Letter Agreement also amends the Loan and Security Agreement to provide the Company only be required to maintain at least 50% of the aggregate dollar value of all of Borrower’s accounts at all financial institutions, with SVB or SVB affiliates.
As of March 31, 2023, the Company had approximately $9.8 million on deposit with SVB and $9.7 million on deposit with another financial institution. The Company does not anticipate a material impact on its financial condition, operations or Loan and Security Agreement with SVB. The Company continues to monitor the circumstances surrounding SVB. As of the date of filing this Annual Report on Form 10-K, the Company has full access to and control over all its cash, cash equivalents across all financial institutions.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective.
In connection with this evaluation, our management identified the following material weaknesses in our disclosure and procedures:
•As described below, a material weakness in our internal control over financial reporting concerning our initial supporting documentation for certain technical accounting matters did not adequately address the appropriate accounting guidance, which was indicative of the lack of controls relating to our financial reporting process, including the evaluation and analysis of accounting treatment for complex, non-standard transactions.
Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has identified a material weakness that has caused our management to conclude that, as of December 31, 2022, there was a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis:
•Our initial supporting documentation for certain technical accounting matters did not adequately address the appropriate accounting guidance. This was indicative of the lack of controls relating to our financial reporting process, including the evaluation and analysis of accounting treatment for complex, non-standard transactions.
To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
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
Remediation of Material Weakness

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to:
•Continue to design and implement controls relating to our financial reporting process. This includes preparing initial supporting documentation for certain technical accounting matters in order to adequately address the appropriate accounting guidance, including the evaluation and analysis of accounting treatment for complex, non-standard transactions, and evaluating the continued engagement of external consultants to provide support and to assist us in our evaluation of such transactions.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

Item 11. Executive Compensation
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

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
3. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	3.1	November 18, 2020
3.2	Amended and Restated Bylaws of the Registrant	8-K	3.2	November 18, 2020
4.1	Description of Securities of the Registrant	10-K	4.1	March 31, 2021
4.2	Form of Common Stock Purchase Warrant issued by MedAvail, Inc.	8-K	4.1	November 18, 2020
4.3	Amended and Restated Investors’ Rights Agreement by and among the Registrant, MedAvail, Inc., and certain stockholders, dated October 9, 2020	S-4/A	4.9	October 9, 2020
4.4	Form of Common Stock Purchase Warrant issued by the Registrant to H.C. Wainwright & Co., LLC or its affiliates	8-K	4.3	November 18, 2020
4.5	Securities Purchase Agreement, dated as of March 30, 2022	8-K	10.1	April 4, 2022
4.6	Registration Rights Agreement, dated as of March 30, 2022	8-K	10.2	April 4, 2022
4.7	Form of Warrant	8-K	10.3	April 4, 2022
4.8	Sales Agreement dated as of August 12, 2022.	S-3	1.2	August 12, 2022
4.9	Securities Purchase Agreement, dated as of March 9, 2023	8-K	10.1	March 14, 2023
4.10	Registration Rights Agreement, dated as of March 9, 2023	8-K	10.2	March 14, 2023
4.11	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	10.3	March 14, 2023
4.12	Form of Series A Warrant to Purchase Common Stock	8-K	10.4	March 14, 2023
10.1#	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant	8-K	10.15	November 18, 2020
10.2#	MedAvail Holdings, Inc. 2020 Equity Incentive Plan and related form agreements	8-K	10.11	November 18, 2020
10.3#	MedAvail Holdings, Inc. 2020 Employee Stock Purchase Plan	8-K	10.12	November 18, 2020
10.4#	MedAvail, Inc. 2012 Equity Incentive Plan, as amended, and related form agreements	8-K	10.13	November 18, 2020
10.5#	MedAvail, Inc. 2018 Equity Incentive Plan and related form agreements	8-K	10.14	November 18, 2020
10.6	Product Distribution Agreement, dated October 31, 2018, by and between MedAvail Pharmacy Inc. and Priority Healthcare Distribution, Inc.	S-4	10.21	September 3, 2020
10.7§	Pharmacy Provider Agreement, dated September 11, 2017, by and between MedAvail Pharmacy Inc. and Express Scripts, Inc.	S-4	10.23	September 3, 2020
10.8§	Manufacturing and Supply Agreement, dated August 17, 2020, by and between MedAvail Technologies Inc. and KITRON TECHNOLOGIES	S-4	10.24	September 3, 2020
10.9	Industrial Lease, dated August 13, 2012, by and between MedAvail Technologies Inc. and The Great-West Life Assurance Company and 801611 Ontario Limited, as amended on February 11, 2019	S-4	10.8	September 3, 2020
10.10#§	Offer Letter, dated August 12, 2021, by and between the Registrant and Ramona Seabaugh	8-K	10.1	September 20, 2021
10.10.1#§	Change in Control and Severance Agreement, dated August 31, 2021, by and between MedAvail Technologies (US), Inc. and Ramona Seabaugh	8-K	10.2	September 20, 2021
10.11#§	Offer Letter, dated May 16, 2018, by and between MedAvail, Inc. and William Misloski	S-4	10.17	September 3, 2020

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
10.12#§	Offer Letter by and between the Registrant and Mark Doerr	8-K	10.1	January 11, 2022
10.13#§	Change of Control and Severance Agreement by and between the Registrant and Mark Doerr	8-K	10.2	January 11, 2022
10.14#§	Transition Services Agreement between the Company and Ed Kilroy	8-K	10.3	January 11, 2022
10.15§	Loan and Security Agreement dated June 7, 2021	8-K	10.1	June 7, 2021
10.15.1§	First Amendment, Consent and Default Waiver to Loan and Security Agreement dated February 10, 2023, by and among MedAvail Holdings, Inc., MedAvail Pharmacy, Inc., MedAvail, Inc., MedAvail Technologies (US) Inc., MedAvail Technologies, Inc., Silicon Valley Bank, and SVB Innovation Credit Fund VIII, L.P.	8-K	10.1	February 16, 2023
10.15.2	Warrant to Purchase Stock dated February 10, 2023 issued to Silicon Valley Bank	8-K	10.2	February 16, 2023
10.15.3	Warrant to Purchase Stock dated February 10, 2023 issued to SVB Innovation Credit Fund VIII, L.P.	8-K	10.3	February 16, 2023
10.16#§	Offer Letter between the Company and Steven Hess	8-K	10.1	February 22, 2022
10.16.1#§	Change of Control and Severance Agreement between the Company and Steven Hess	8-K	10.2	February 22, 2022
10.17#	MedAvail Holdings, Inc. 2022 Inducement Equity Incentive Plan and related forms of stock option and restricted stock unit agreements.	8-K	10.1	April 8, 2022
10.18#	Separation Agreement and Release by and between MedAvail Holdings, Inc. and Steven Hess	8-K	10.1	February 10, 2023
10.19#	Separation Agreement and Release by and between MedAvail Holdings, Inc. and Matt Broome	8-K	10.2	February 10, 2023
10.20*§	Asset Purchase and Sale Agreement dated January 20, 2023
10.21*§	McKesson Supply Agreement
10.22	Letter Agreement dated March 29, 2023	8-K	10.1	April 3, 2023
10.23*	Change in CEO Base Salary
21.1	Subsidiaries of the Registrant	8-K	21.1	November 18, 2020
23.1*	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP
23.2 *	Consent of Independent Registered Public Accounting Firm Baker Tilly US LLP
24.1*	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set
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

MEDAVAIL HOLDINGS, INC.

Date: April 14, 2023	By:	/s/ Mark Doerr
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

Signature	Title	Date

/s/ Mark Doerr	Chief Executive Officer, President and Director (Principal Executive Officer)	April 14, 2023
Mark Doerr

/s/ Ramona Seabaugh	Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2023
Ramona Seabaugh

/s/ Rob Faulkner	Chair of the Board	April 14, 2023
Rob Faulkner

/s/ Gerald Gradwell	Director	April 14, 2023
Gerald Gradwell

/s/ Paul Johnson	Director	April 14, 2023
Paul Johnson

/s/ Michael Kramer	Director	April 14, 2023
Michael Kramer

/s/ Laurie McGraw	Director	April 14, 2023
Laurie McGraw

/s/ Glen Stettin	Director	April 14, 2023
Glen Stettin