Form 10-Q
period 2023-03-31
MedAvail Holdings, Inc.
filed 2023-05-18
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2023, there were 80,523,932 shares of the registrant’s common stock outstanding.

MedAvail Holdings, Inc.
Form 10-Q
For the Three Months Ended March 31, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.

These forward-looking statements include, but are not limited to, statements about:

•the impact of our decision to exit our pharmacy services business and related asset sales and reductions in force;
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
•developments and projections relating to our competitors or our industry; and
•the impact of general market and macroeconomic conditions, the effect of inflationary pressure, including any impact of adverse developments affecting the financial services industry, such as those based on liquidity constraints or concerns and events including the outbreak of war in Ukraine, on our business.

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate. These forward-looking statements are management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. Potential investors are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

PART I
Item 1. Financial Statements
MEDAVAIL HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$18,796	$11,444
Restricted cash	676	676
Accounts receivable	207	404
Inventories	8,701	3,994
Prepaid expenses and other current assets	2,072	2,569
Current assets from discontinued operations	2,079	4,842
Total current assets	32,531	23,929
Property, plant and equipment, net	789	5,261
Intangible assets, net	425	451
Right-of-use assets	773	624
Other assets	30	30
Long-term assets from discontinued operations	1,166	2,837
Total assets	$35,714	$33,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDAVAIL HOLDINGS, INC.
Condensed Consolidated Balance Sheets (Continued)
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$898	$818
Accrued liabilities	592	552
Accrued payroll and benefits	1,240	1,379
Deferred revenue	275	152
Current portion of lease obligations	244	246
Current liabilities from discontinued operations	1,885	2,794
Total current liabilities	5,134	5,941
Warrant liabilities	23,378	—
Long-term debt, net	1,428	4,798
Long-term portion of lease obligations	590	441
Long-term liabilities from discontinued operations	1,015	1,128
Total liabilities	31,545	12,308
Commitments and contingencies (Note 10)
Stockholders' equity:
Common shares ($0.001 par value, 300,000,000 shares authorized, 80,480,641 and 80,169,719 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	81	81
Warrants	11,205	11,148
Additional paid-in-capital	256,847	256,229
Accumulated other comprehensive loss	(6,928)	(6,928)
Accumulated deficit	(257,036)	(239,706)
Total stockholders' equity	4,169	20,824
Total liabilities and stockholders' equity	$35,714	$33,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDAVAIL HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per-share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue:
Hardware and subscription revenue	$304	$165
Service revenue	316	100
Total revenue	620	265
Cost of products sold and services:
Hardware cost of products sold	245	81
Service costs	118	50
Total cost of products sold and services	363	131
Other operating expenses:
General and administrative	4,960	5,190
Selling and marketing	132	100
Research and development	176	258
Total operating expense	5,268	5,548
Operating loss	(5,011)	(5,414)
Loss on issuance of warrants	(10,424)	—
Gain from change in fair value of warrant liabilities	3,045	—
Interest income	1	1
Interest expense	(169)	(251)
Net loss and comprehensive loss from continued operations	(12,558)	(5,664)
Discontinued operations:
Loss from discontinued operations	(4,772)	(7,358)
Net loss	$(17,330)	$(13,022)

Basic and diluted net loss per share:
Loss from continued operations	$(0.16)	$(0.17)
Loss from discontinued operations	$(0.06)	$(0.22)
Weighted average shares outstanding - basic and diluted	80,270,494	32,921,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDAVAIL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(in thousands, except share amounts)

	Common Shares		Warrants	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	80,169,719	$81	$11,148	$256,229	$(239,706)	$(6,928)	$20,824
Net loss	—	—	—	—	(17,330)	—	(17,330)
Shares issued for vested RSUs	310,922	—	—	—	—	—	—
Warrants issued	—	—	57	—	—	—	57
Share-based compensation	—	—	—	618	—	—	618
Balance at March 31, 2023	80,480,641	$81	$11,205	$256,847	$(257,036)	$(6,928)	$4,169

Balance at December 31, 2021	32,902,048	$33	$1,373	$216,685	$(192,090)	$(6,928)	$19,073
Net loss	—	—	—	—	(13,022)	—	(13,022)
Shares issued for vested restricted stock units	6,874	—	—	—	—	—	—
Share-based compensation	—	—	—	564	—	—	564
Balance at March 31, 2022	32,908,922	$33	$1,373	$217,249	$(205,112)	$(6,928)	$6,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDAVAIL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(17,330)	$(13,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant, and equipment	671	286
Amortization of intangible and leased assets	213	312
Loss on disposal of net assets from discontinued operations	818	30
Loss on issuance of warrants	10,424	—
Gain from change in fair value of warrants	(3,045)	—
Term loan discount amortization and interest accretion on debt	67	70
Share-based compensation expense	618	564
Changes in operating assets and liabilities:
Accounts receivable	(103)	(589)
Inventory	2,887	(1,601)
Prepaid expenses and other current assets	518	(914)
Accounts payable	(472)	935
Accrued liabilities	504	125
Accrued payroll and benefits	(946)	645
Deferred revenue	123	24
Operating lease liability due to cash payments	(157)	(129)
Net cash used in operating activities	(5,210)	(13,264)
Cash flows from investing activities:
Purchase of property, plant and equipment	(17)	(343)
Payment of security deposits	—	(5)
Purchase of intangible assets and other assets	—	(504)
Net cash used in investing activities	(17)	(852)
Cash flows from financing activities:
Proceeds from issuance of warrants in private placement	15,999	—
Payment of debt issuance costs	(380)	—
Repayment of debt	(3,000)	—
Payments on finance lease obligations	(40)	(23)
Net cash provided by (used in) financing activities	12,579	(23)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,352	(14,139)
Cash, cash equivalents and restricted cash at beginning of period	12,120	20,089
Cash, cash equivalents and restricted cash at end of period	$19,472	$5,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDAVAIL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Supplemental cash flow information:
Cash paid for interest	$178	$184
Supplemental noncash investing and financing activities:
Inventory transferred to property, plant and equipment	$—	$429
MedCenter equipment from discontinued operations transferred to inventory for continuing operations (See Note 7)	$4,651	$—
Purchase of property, plant and equipment in accounts payable	$—	$122
Purchase of intangible assets in accounts payable	$—	$326
Lease liabilities arising from obtaining right of use assets:
Operating leases	$—	$205
Finance leases	$231	$73

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDAVAIL HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 - NATURE OF OPERATIONS
MedAvail Holdings, Inc., or MedAvail, or the Company, a Delaware corporation, is a pharmacy technology and services company that has developed and commercialized an innovative self-service pharmacy, mobile application, and kiosk. The Company’s principal technology and product is the MedCenter, a pharmacist controlled, customer-interactive, prescription dispensing system akin to a “pharmacy in a box” or prescription-dispensing ATM. The MedCenter also has the ability to facilitate live pharmacist counseling via two-way audio-video communication with the ability to dispense prescription medicines under pharmacist control.
Exit of Pharmacy Services and SpotRx
On January 19, 2023, the Company announced a plan to exit the pharmacy services business to focus on its pharmacy technology business. In connection with its decision to exit the pharmacy services business, the Company initiated a reduction in force, in which employees of the pharmacy services business, representing at that time approximately 75% of the Company’s full-time employees, were terminated, effective January 18, 2023. The Company initiated the reduction in force to preserve capital and use its limited resources to pursue the pharmacy technology business.

On January 20, 2023, the Company entered into an Asset Purchase and Sale Agreement, as amended, with German Dobson CVS, L.L.C., Garfield Beach CVS, L.L.C., Longs Drug Stores California, L.L.C., Woodward Detroit CVS, L.L.C. and Holiday CVS, L.L.C., or CVS, pursuant to which the Company agreed to sell to CVS certain assets, including pharmacy records, and inventory from SpotRx pharmacies located in Tucson and Phoenix, Arizona; Buena Park, Laguna Hills and San Fernando, California; Southfield, Michigan; and in Orlando and Tampa, Florida. The transaction closed on February 9, 2023, for a final purchase price of $2.9 million (subject to $0.1 million in fees and a $0.2 million indemnification holdback). Upon closing, the pharmacy records and inventory purchased by CVS were transferred from the SpotRx pharmacies to nearby CVS pharmacy locations.

For the year ended December 31, 2022, the pharmacy services business comprised approximately 97% of the Company’s total revenues. As of December 31, 2022, inventory from SpotRx pharmacies comprised approximately $3.0 million, or 9%, of total consolidated assets. Pharmacy service business assets that were not sold to CVS have been or are expected to be primarily reabsorbed or settled, or to a lesser extent, sold or abandoned. As of March 31, 2023, the Company substantially completed its exit from the pharmacy services business.

The accounting requirements for reporting the pharmacy services business as a discontinued operation were met during the three months ended March 31, 2023. Accordingly, the condensed consolidated financial statements and notes to the consolidated condensed financial statements reflect the results of the pharmacy service business as a discontinued operation for the periods presented. See to Note 13 for additional information.

NOTE 2 - LIQUIDITY
The condensed consolidated financial statements for the three months ended March 31, 2023 and the year ended December 31, 2022, were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.

On March 9, 2023, the Company entered into a Securities Purchase Agreement, or private placement (the “Offering”), of securities with certain institutional investors, or the Investors. Upon close of the transaction the Company received gross proceeds from the Offering of approximately $16.0 million, before deducting offering expenses. The Company intends to use the net proceeds from this offering to fund one-time costs associated with restructuring, repay outstanding debt, and finance its growth initiatives related to its MedCenter technology business. Pursuant to the offering, the Company agreed to issue pre-funded warrants to purchase up to an aggregate of 49,813,198 shares of common stock at an exercise price of $0.001 per share, or Pre-Funded Warrants, and agreed to issue Series A warrants to purchase up to an aggregate of 49,813,198 shares of common stock at an exercise price of $0.38544 per share, or Series A Warrants, to be issued following stockholder approval of the issuance of the Series A Warrants.

As of March 31, 2023, the Company had $19.5 million in cash and cash equivalents, including restricted cash, and an accumulated deficit of $257.0 million. Furthermore, net cash used in operating activities for the three months ended March 31, 2023 and 2022 was $5.2 million and $13.3 million, respectively. Since inception through March 31, 2023, the Company has continually incurred losses from its operations, which have been financed primarily by net cash proceeds from sales of common stock and warrants in private placements, sales of redeemable preferred stock and debt.

Relevant accounting standards require that management make a determination as to whether or not substantial doubt exists as to the Company’s ability to continue as a going concern. If substantial doubt does exist management should determine if there are plans in place which alleviate that doubt. As of December 31, 2021, and through the nine months ended September 30, 2022, the Company had identified substantial doubt as to the Company’s ability to continue as a going concern. During the first quarter of 2023, the Company raised capital in a private placement and reduced operating costs by exiting its pharmacy services business. As a result, after considering the Company's ongoing cash requirements to fund operations, management determined that the Company has sufficient financial resources to continue operations through the date of this report and one year from the date of the financial statement issuance date, with no substantial doubt as to the Company’s ability to continue as a going concern.

NOTE 3 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements as of March 31, 2023, and for the three months ended March 31, 2023 and 2022 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for unaudited interim financial information, and in accordance with the rules of the Securities and Exchange Commission ("SEC") applicable to interim reports of companies filing as a smaller reporting company. Accordingly, the unaudited interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The condensed consolidated balance sheet as of December 31, 2022 was derived from the Company's audited consolidated financial statements but does not include all disclosures required by GAAP for audited financial statements.
The preparation of financial statements in accordance with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. Actual results could differ from those estimates. The Company's critical accounting policies are those that are both most important to its financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company is not aware of any events or circumstances which would require update to its estimates or judgements as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
In the opinion of the Company's management, the interim information includes all adjustments, which include normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2022 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission, or SEC on April 14, 2023.
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

As noted in Note 2, as of March 31, 2023, the Company substantially completed its exit from the pharmacy services business. As a result, the Company has reported the operating results of its pharmacy services business in the loss from discontinued operations line in the condensed consolidated statements of operations for all periods presented. In addition, related assets and liabilities were reported as assets of discontinued operations and liabilities of discontinued operations in the condensed consolidated balance sheets for all periods presented. Unless otherwise noted, the discussion within these notes to the consolidated financial statements relates to continuing operations comprised of the pharmacy technology business. See Note 13 for additional information on discontinued operations.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Standards Not Yet Adopted

Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820):”- Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, or ASU 2022-03. The amendments in this update clarify the guidance in Topic 820. ASU 2022-03 becomes effective for Public Business Entities who are SEC filers for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. ASU No. 2022-03 will be effective beginning in the first quarter of the Company's fiscal year 2024. The Company has not yet completed its evaluation of the impact of this new guidance on its consolidated financial statements.

There was no other recently issued and effective authoritative guidance that is expected to have a material impact on the Company’s consolidated financial statements through the reporting date.

Recently Adopted Accounting Standards

Measurement of Credit Losses on Financial Statements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326):”- Measurement of Credit Losses on Financial Instruments”, or ASU 2016-13, supplemented by ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”, or ASU 2018-19. The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 became effective for Public Business Entities who are SEC filers for fiscal years beginning after December 15, 2019, other than smaller reporting companies, and for fiscal years beginning after December 15, 2022 for all other public business entities and private companies, with early adoption permitted. Effective January 1, 2023, the Company adopted ASU No. 2016-13. The impact of adoption of ASU 2016-13 was not material to its consolidated financial statements.

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
The following table presents warrants included in weighted average shares outstanding due to their insignificant exercise price, during the period they were outstanding up to when they were exercised. After these warrants are exercised the related issued and outstanding common shares are included in weighted average shares outstanding:

Shares	Issuance Date	Exercise Date
19,310	November 18, 2020	Outstanding
During the three months ended March 31, 2023 and 2022, there was no dilutive effect from stock options, restricted stock units, or RSUs, or other warrants due to the Company’s net loss position. As of March 31, 2023 and 2022, there were 80.2 million and 4.4 million shares of common stock, respectively, underlying outstanding options, RSUs and other warrants that were not included in the diluted shares calculation because their inclusion would have been antidilutive.

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

Assets and liabilities measured at fair value on a recurring basis were as follows:

		Fair Value Hierarchy
(in thousands)	March 31, 2023	Level 1	Level 2	Level 3
Liabilities:
Warrants liabilities	$23,378	$—	$—	$23,378
Total liabilities	$23,378	$—	$—	$23,378
As of December 31, 2022, there were no assets and liabilities accounted for at fair value on a reoccurring basis.
The carrying amount of the Company's term loan approximates fair value based upon market interest rates available to the Company for debt of similar risk and maturities. See Note 8, for further information regarding the Company’s term loan. The carrying amount of cash and cash equivalents and restricted cash approximates fair value. See Note 12, for further details regarding the Company's Warrants and fair value measurement of Warrant liabilities.

NOTE 7 - BALANCE SHEET AND OTHER INFORMATION
Restricted cash
The Company considers cash to be restricted when withdrawal or general use is legally restricted. In 2021 pursuant to a Loan and Security Agreement with Silicon Valley Bank (see Note 8), the Company issued letters of credit to secure certain operating leases, and the Company is required to maintain a $0.7 million balance with the bank to secure the outstanding letters of credit. Due to the nature of the deposit, the balance is classified as restricted cash. Restricted cash is included in cash and cash equivalents presented in the statements of cash flows.
Accounts Receivable
Accounts receivable are primarily comprised of trade receivables presented net of allowance for doubtful accounts when estimatable and present. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of amounts owed by customers. The allowance consists of known specific troubled accounts as well as an amount based on overall estimated potential uncollectible accounts receivable based on historical experience. As of March 31, 2023, and December 31, 2022, based upon its historical collections experience, the Company had no credit risks balances which would require to be reserved as an allowance for doubtful accounts.

Inventory

The following table presents detail of inventory balances:

	March 31,	December 31,
(in thousands)	2023	2022
Inventory:
MedCenter hardware	$8,011	$3,331
Spare parts	690	663
Total inventory	$8,701	$3,994
MedCenter hardware recognized in pharmacy and hardware cost of products sold was $0.2 million and $0.1 million during the three months ended March 31, 2023 and 2022, respectively. See Property, plant, and equipment below for additional details.

Prepaid expenses and other current assets

The following table presents prepaid expenses and other current assets balances:

	March 31,	December 31,
(in thousands)	2023	2022
Prepaid expenses and other current assets:
Prepaid MedCenter inventory	$1,146	$1,359
Prepaid insurance	690	921
Other	236	289
Total prepaid expenses and other current assets	$2,072	$2,569
Property, plant and equipment
The following tables present property, plant and equipment balances:

	Estimated useful lives	March 31,	December 31,
(in thousands)		2023	2022
Property, plant and equipment:
MedCenter equipment	8 years	$1,531	$7,983
IT equipment	1 - 3 years	2,002	1,908
Leasehold improvements	lesser of useful life or term of lease	316	316
General plant and equipment	5 - 8 years	373	373
Office furniture and equipment	5 - 8 years	332	217
Vehicles	5 years	38	36
Construction-in-process		5	5
Total historical cost		4,597	10,838
Accumulated depreciation		(3,808)	(5,577)
Total property, plant and equipment, net		$789	$5,261
Depreciation expense of property and equipment was $0.7 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. Depreciation expense included in pharmacy and hardware cost of products sold was $9.0 thousand and $26.0 thousand for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, as part of its strategic realignment, the Company decommissioned MedCenters operating under its discontinued retail pharmacy services business, and reclassified out of property, plant, and equipment, and into inventory, for sale to customers, MedCenters with a net book value of $4.8 million, consisting of $6.7 million of gross book value partially offset by $1.9 million of accumulated depreciation.
Intangible assets

The following table presents intangible asset balances:

	March 31,	December 31,
(in thousands)	2023	2022
Gross intangible assets:
Intellectual property	$3,857	$3,857
Software	2,200	2,200
Website and mobile application	534	534
Total intangible assets	6,591	6,591
Accumulated amortization:
Intellectual property	(3,857)	(3,857)
Software	(1,775)	(1,749)
Website and mobile application	(534)	(534)
Total accumulated amortization	(6,166)	(6,140)
Total intangible assets, net	$425	$451

Amortization expense of intangible assets was $26.0 thousand and $2.0 thousand for the three months ended March 31, 2023 and 2022, respectively, and are included in operating expenses.

Lessee leases

Balance sheet amounts for lease assets and leases liabilities are as follows:

	March 31,	December 31,
(in thousands)	2023	2022
Assets:
Operating	$559	$620
Finance	214	4
Total assets	$773	$624
Liabilities:
Operating:
Current	$207	$241
Long-term	413	441
Finance:
Current	37	5
Long-term	177	—
Total liabilities	$834	$687
The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s leases as follows:

	March 31,	December 31,
	2023	2022
Finance leases:
Weighted-average remaining lease term (years)	4.7	0.5
Weighted-average discount rate	11.4%	6.0%
Operating leases:
Weighted-average remaining lease term (years)	3.5	3.6
Weighted-average discount rate	6.2%	7.3%
Maturities of operating leases liabilities are as follows:

(in thousands)
Remaining period in 2023	$211
2024	148
2025	152
2026	157
2027	37
Total lease payments	705
Less: present value discount	(85)
Total leases	$620

Maturities of finance lease liabilities are as follows:

(in thousands)
Remaining period in 2023	$47
2024	58
2025	58
2026	58
2027	58
Total finance lease payments	279
Less: imputed interest	(65)
Total leases	$214

Operating lease expense was $0.1 million for each of the three months ended March 31, 2023 and 2022, respectively.

NOTE 8 - DEBT
The following table presents debt balances:

	March 31,	December 31,
(in thousands)	2023	2022
Term loan	$2,002	$5,182
Term loan issuance costs, net	(574)	(384)
Total debt, net	1,428	4,798
Less short term debt	—	—
Long-term debt, net	$1,428	$4,798
Term loan
The Term loan bears interest at a floating rate equal to the greater of 7.25% or the Prime Rate plus 4.0% (12.0% at March 31, 2023).
First Amendment, Consent and Default Waiver to Loan and Security Agreement
On February 10, 2023, the Company entered into the First Amendment, Consent and Default Waiver to Loan and Security Agreement or the Loan Amendment and Consent, with each of Silicon Valley Bank, a California corporation, and an authorized foreign bank under the Bank Act (Canada), and SVB Innovation Credit Fund VIII, L.P., a Delaware limited partnership, or together SVB. Among other matters, the Loan Amendment and Consent provides SVB’s consent to the sale of certain assets related to the Company’s pharmacy services business pursuant to the previously announced Asset Purchase Agreement. The Loan Amendment and Consent also provides that upon the closing of the asset sale, the Company would pay SVB $3.4 million, which includes $0.4 million of the Final Payment (as defined in the Loan Amendment and Consent) and prepayment of $3.0 million of Term Loan Advances (as defined in the Loan Amendment and Consent), with SVB waiving the prepayment premium due on all Term Loan Advances prepaid by the Company prior to February 10, 2023. The Loan Amendment and Consent also includes SVB's waiver of any legal action or enforcement of rights and remedies with respect to certain specified defaults arising prior to February 10, 2023.

On February 10, 2023, in connection with the Loan Amendment and Consent, the Company issued warrants, or the SVB Warrants, to SVB for the purchase of up to an aggregate of 200,366 shares of common stock at a per share exercise price of $0.3274, with an expiration date of February 10, 2035. The number of shares and the exercise price are subject to adjustment as set forth in the SVB Warrants. See Note 12.

SVB Letter Agreement

On March 10, 2023, SVB, based in Santa Clara, California, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 10, 2023, the Federal Deposit Insurance Corporation (the “FDIC”) took control of SVB and created the National Bank of Santa Clara to hold the deposits of SVB after SVB was unable to continue their operations.

On March 13, 2023, the Company was informed by SVB that the Company was still bound by the terms, conditions, and covenants of the Company’s Loan and Security Agreement with SVB, or the Loan Agreement, and the Loan Amendment and Consent. On March 29, 2023, the

Company entered into a Letter Agreement, or Letter Agreement, with each of (a) Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as receiver for Silicon Valley Bridge Bank, N.A. (as successor to Silicon Valley Bank)), or SVB Successor, in its capacity as administrative agent and collateral agent, (b) SVB Successor, as a lender, and (c) SVB Innovation Credit Fund VIII, L.P., or SVB Capital, as a lender, and obtained a waiver for any event of default occurring prior to March 29, 2023, to include the year ended December 31, 2022. The Letter Agreement also amends the Loan Agreement to provide that the Company is only required to maintain on deposit at SVB Successor or its affiliates, at least 50% of the aggregate dollar value of all of the Company accounts at all financial institutions.

As of March 31, 2023, the Company had approximately $9.8 million on deposit with SVB Successor and $9.7 million on deposit with another financial institution and was in compliance with all required covenants of the Loan Agreement. The Company continues to monitor the circumstances surrounding SVB and does not anticipate such circumstances will have a material impact on the Company's financial condition, operations, or on the Loan Agreement with SVB Successor. As of the date of filing this Quarterly Report on Form 10-Q, the Company has full access to and control over all of its cash, and cash equivalents across all financial institutions.

NOTE 9 - INCOME TAXES
The Company incurred minimal income tax expense for the three months ended March 31, 2023 and 2022, due to ongoing losses and minimum state income tax obligations. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of the ongoing losses.
As of March 31, 2023 and December 31, 2022, the Company recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future.

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

NOTE 11 - SHARE-BASED COMPENSATION
Share-based compensation
The following table presents the Company's expense related to share-based compensation, in thousands:

	Three Months Ended March 31,
	2023	2022
Share-based compensation	$618	$564
Expense remaining to be recognized for unvested option awards from the 2012, 2018, 2020 and 2022 plans as of March 31, 2023, was $1.8 million, which will be recognized on a weighted average basis over the next 2.6 years. Expense remaining to be recognized for unvested RSU awards as of March 31, 2023, was $1.6 million, which will be recognized on a weighted average basis over the next 1.9 years.

The following table presents the Company's outstanding option awards activity during the three months ended March 31, 2023:

(in thousands, except for share and per share amounts)	Number of Awards	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, beginning of period	4,399,741	$1.88	$1.14		$—
Granted	—	—	—		—
Exercised/Released	—	—	—		—
Expired	—	—	—		—
Forfeited	(66,302)	1.37	0.83		—
Outstanding, end of period	4,333,439	$1.89	$1.15	8.05	$—
Vested and exercisable, end of the period	2,079,894	2.23	1.22	7.03	—
Vested and unvested exercisable, end of the period	2,079,894	2.23	1.22	7.03	—
Vested and expected to vest, end of the period	4,180,949	1.91	1.15	8.02	—
The following table present outstanding RSU awards activity during the three months ended March 31, 2023:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Unvested outstanding, beginning of period	2,376,554	$—	$1.31
Granted	—	$—	$—
Exercised/Released	—	$—	$—
Cancelled/Forfeited	(763,380)	$—	$0.87
Expired	—	$—	$—
Unvested outstanding, end of period	1,613,174	$—	$1.40	14.14
Vested, outstanding shares	—	$—	$—

As of March 31, 2023 and December 31, 2022, there was an aggregate of 2.7 million and 2.3 million shares of common stock, respectively, available for grant under the 2020 Plan. As of March 31, 2023 and December 31, 2022, there was an aggregate of 1.1 million and 0.2 million shares of common stock, respectively, available for grant under the 2022 Inducement plan.

NOTE 12 - WARRANTS
Equity Warrants
During the twelve months ended December 31, 2022, 18.8 million warrants were issued at the first closing of a private placement in April 2022 with a fair value of $9.2 million, a 5 years term and an exercise price per share of $1.25. An additional 4.7 million warrants were issued at a second closing of the private placement in July 2022 with a fair value of $4.5 million, a 5 years term and an exercise price per share of $1.25.
No warrants were exercised or expired during the three months ended March 31, 2023, or twelve months ended December 31, 2022. These warrants met the equity classification requirements and therefore are classified in our stockholders' equity.
SVB warrants
During the three months ended March 31, 2023, as part of the First Amendment to the Loan and Security Agreement with Silicon Valley Bank (see Note 8), the Company issued 200,366 common stock warrants to the lenders. Upon grant date, the fair value of the warrants was $57 thousand, measured using the Black Scholes Option Pricing model. There was no material change in fair value of these warrants through March 31, 2023.

The SVB Warrants met equity classification requirements under ASC 815 - Derivative and Hedging, specifically due to the warrants having a limit on the number of shares the entity will be required to deliver upon exercise and the warrants not including cash-settled top-off or make-

whole provisions, as well as, other conditions. As such, the SVB warrants met the equity classification requirements and are classified in the Company's shareholder' equity.

The key input assumptions utilized in the valuation of the SVB Warrants were as follows:

	Grant date	March 31, 2023
Market price	$0.32	$0.29
Exercise price	$0.32	$0.32
Term (Years)	12	11.7
Volatility	85%	85%
Risk Free Rate	3.68%	3.60%

Liability warrants

The following table presents liability warrants:

	March 31,	December 31,
(in thousands)	2023	2022
Pre-Funded Warrants	14,295	—
Series A Warrants	9,083	—
	23,378	—
Private placement
On March 9, 2023, the Company entered into a Securities Purchase Agreement for a private placement of securities with certain institutional investors, or the Investors. Pursuant to the terms of the Offering, the Company agreed to issue Pre-Funded Warrants upon closing at a price of $0.3212 per underlying share, and Pre-Funded Warrants are exercisable into shares of common stock at an exercise price of $0.001 per share. The number of Pre-Funded Warrants exercisable is limited by the Nasdaq 19.99% cap based on the shares of Common Stock outstanding; until the Company's stockholders approve issuing Common Stock in excess of the Nasdaq 19.99% cap at the Company's annual shareholder meeting to be held June 14, 2023. Additionally, the Company provided the Investors with Series A Warrants with an exercise price of $0.385440 per share, that are not exercisable until the stockholders approve the Company to issue Common Stock in excess of the Nasdaq 19.99% cap.
The Pre-Funded Warrants and Series A Warrants do not meet the equity classification requirements under ASC 815 - Derivative and Hedging, specifically the Company did not have a sufficient amount of Common Stock available to be issued to settle the warrants upon grant and through March 31, 2023, due to the Nasdaq 19.99% cap that limits the Company's ability to issue Common Stock to settle the Series A Warrants and Pre-funded Warrants. Consequently, the Pre-Funded Warrants and Series A Warrants were classified as liabilities.
The Pre-Funded Warrant shares are exercisable for an aggregate of up to 49,813,198 shares of common stock, and the Series A Warrants will be exercisable for an aggregate of up to 49,813,198 shares of common stock. Upon close of the transaction on March 13, 2023, the Company received gross proceeds from the Offering of approximately $16.0 million, before deducting Offering expenses. The Company intends to use the net proceeds from the Offering to fund costs associated with restructuring, repay outstanding debt, and finance its growth initiatives related to its MedCenter technology business.

Upon grant, the fair value of the Pre-Funded Warrants and Series A Warrants was $15.9 million and $10.5 million, respectively. The Company recorded the $10.4 million difference between the Offering proceeds and grant date fair value as a loss on issuance of warrants in the statement of operations and comprehensive loss. The fair values of the awards were measured using the Black Scholes Option Pricing model as of the grant date.
The key input assumptions utilized in the valuation of the Pre-funded Warrants were as follows:

	Grant date	March 31, 2023
Market price	$0.32	$0.29
Exercise price	$0.001	$0.001
Term (Years)	12	11.7
Volatility	85%	85%
Risk Free Rate	3.70%	3.67%

The key input assumptions utilized in the valuation of the Series A Warrants were as follows:

	Grant date	March 31, 2023
Market price	$0.32	$0.29
Exercise price	$0.39	$0.39
Term (Years)	5	4.9
Volatility	85%	85%
Risk Free Rate	3.68%	3.60%
The fair values of the Pre-Funded Warrants and Series A Warrants decreased $1.6 million and $1.4 million, respectively, during the three months ended March 31, 2023; which is included in the gain from change in fair value of warrants on the statement of operations and comprehensive loss.

NOTE 13 - DISCONTINUED OPERATIONS
As discussed in Note 1 – Nature of Operations – the exit of our pharmacy services business was substantially completed as of March 31, 2023. The pharmacy services business was previously a reportable segment and the exit represents a strategic shift in the Company going forward. Accordingly, with the sale or disposition of its retail pharmacy assets and exit of the pharmacy services business, this transaction meets the accounting requirements for reporting as discontinued operations under ASC 205-20-50 for all periods presented.

The following table summarizes the major income and expense line items from discontinued operations as reported in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenue:
Pharmacy revenue	$3,834	$8,849
Total revenue	3,834	8,849
Cost of products sold and services:
Pharmacy cost of products sold	3,581	8,481
Total cost of products sold and services	3,581	8,481
Operating expense:
Pharmacy operations	1,726	3,720
General and administrative	570	1,563
Selling and marketing	845	2,205
Research and development	—	235
Total operating expense	3,141	7,723
Operating loss	(2,888)	(7,355)
Loss from sale and disposition of net assets, and reorganization expenses, net	(1,885)	—
Interest expense	1	(3)
Loss from discontinued operations	$(4,772)	$(7,358)

Cash provided by operating activities by the pharmacy services business totaled $3.5 million and $0.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Cash used in investing activities from the pharmacy services business totaled totaled $0.02 million and $0.35 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Cash used in financing activities from the pharmacy services business totaled totaled $0.03 million and $0.02 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Depreciation and amortization expense of the pharmacy services business totaled totaled $0.75 million and $0.48 million for the three months ended March 31, 2023 and March 31, 2022, respectively. The condensed consolidated statements of cash flows included $0.8 million loss on disposal of net assets from discontinued operations, which comprised of losses related to net realizable value adjustments to right of use assets related to leases and prepaid assets, and abandonment of certain property, plant, and equipment related to our discontinued operations.

The following table summarizes the major classes of assets and liabilities of the retail pharmacy business as reported on the condensed consolidated balance sheets:

(in thousands)	March 31, 2023	December 31, 2022
Carrying amounts of major classed of assets included as part of discontinued operations:
Accounts receivable, net	$2,065	$1,804
Prepaid expenses and other current assets	14	95
Inventories	—	2,943
Total current assets from discontinued operations	$2,079	$4,842

Intangible assets, net	$—	$14
Property plant and equipment, net	—	1,194
Right-of-use assets	998	1,461
Other assets	168	168
Total long-term assets from discontinued operations	$1,166	$2,837

Total long-term assets from discontinued operations
Accounts payable	$290	$857
Accrued liabilities	1,105	642
Accrued payroll and benefits	28	834
Current portion of lease obligations	462	461
Total current liabilities from discontinued operations	$1,885	$2,794

Long-term portion of lease obligations	$1,015	$1,128
Total long-term liabilities from discontinued operations	$1,015	$1,128

NOTE 14 - SUBSEQUENT EVENTS
Reduction in Force
On April 27, 2023, the Company completed an additional reduction in force, in which approximately 27% of the Company’s full-time employees at that time, were terminated, effective April 28, 2023. The Company notified the employees of their termination on April 27, 2023. The reduction in force is in connection with the Company’s continued efforts to streamline operations and achieve cost savings while focusing on its pharmacy technology business. The Company may incur additional expenses not currently contemplated due to events associated with the reduction in force. The changes that the Company expects to incur in connection with the reduction in force are estimates and subject to a number of assumptions, and actual results may differ materially.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our audited historical condensed consolidated financial statements for the year ended December 31, 2022 which are included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 14, 2023, and our unaudited condensed consolidated financial statements and accompanying footnotes for the three months ended March 31, 2023, included Part I, Item 1., of this Quarterly Report on Form 10-Q.

This quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains statements that are forward-looking regarding future events and our future results subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “might”, “will”, “should”, “can have”, “likely” and similar expressions are used to identify forward-looking statements.

All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed above and elsewhere in this Quarterly Report on Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q, and Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022. Unless otherwise indicated or the context otherwise requires, references herein to “MedAvail,” “MedAvail Holdings,” “we,” “us,” “our,” and the “Company” refers to MedAvail Holdings, Inc. and its subsidiaries.
Overview
We are a technology-enabled pharmacy technology services company, and have developed and commercialized an innovative self-service pharmacy, mobile application, and kiosk. Through our full-stack pharmacy technology platform, and personal one-on-one service, we bring pharmacy-dispensing capability to the point of care, resulting in lower costs, higher patient satisfaction, improved medication adherence, and better health outcomes.
We offer a unique, pharmacy technology solution which is anchored around our core technology called the MedAvail MedCenter™, or the MedCenter. The MedCenter enables on-site pharmacy in medical clinics, retail store locations, employer sites with and without onsite clinics, and any other location where onsite prescription dispensing is desired. The MedCenter establishes an audio-visual connection to a live pharmacist enabling remote prescription drug dispensing to occur directly to a patient while still providing real-time supervision by a pharmacist.
Currently, our primary and only commercialization channel is the direct ‘sell-to’ model, whereby we sell or lease the MedCenter hardware technology and provide recurring, one-time, or on demand services related to the MedCenter directly to large healthcare providers and retailers for use within their own pharmacy operations. We deploy the MedCenter solution currently to locations to include, but not limited to, urgent care and emergency medical facility locations, in clinic locations of large healthcare providers, and University campuses.

The MedCenter kiosk works in tandem with our Remote Dispensing System®, or the Remote Dispensing System, which consists of customer-facing software for remote ordering of medications for pick-up at a MedCenter. Supporting our MedCenter kiosks and Remote Dispensing System is our back-end MedPlatform® Enterprise Software, or the MedPlatform Enterprise Software, which controls dispensing and MedCenter monitoring, and supporting Pharmacy Management System software.
Our kiosks come in one model: the M4 MedCenter. The M4 MedCenter is designed to fit in waiting rooms, hallways, and lobbies.
Discontinued Operations
On January 19, 2023, we announced our plan to exit the retail pharmacy services business, or the “Pharmacy Services Business”, to focus on our Pharmacy Technology services. In connection with our exit from the Pharmacy Services Business, we hired a broker and negotiated the sale of certain related pharmacy assets. Our operations following the exit from the Pharmacy Services Business consist solely of our Pharmacy Technology services. On April 6, 2023, we announced that we had completed the transactions contemplated by the Asset Purchase Agreement, including the disposition of the specific assets therein, on February 10, 2023. As of March 31, 2023, we have substantially completed our exit from the Pharmacy Services Business.
Prior to Discontinued Operations, during the three months ended March 31, 2023, we had two reportable segments: retail pharmacy services and pharmacy technology services. As a result of the retail pharmacy services business exit, the Company met the requirements of ASC 205-20, to report the results of the retail pharmacy services business as a discontinued operation. Accordingly, the operating results for the retail pharmacy services business have therefore been reclassified as a discontinued operation within these condensed consolidated financial statements. As such, unless otherwise noted, the discussion of our operating results, Results of Operations, and Liquidity relate to continuing operations comprised of only our pharmacy technology business for all periods presented.

Components of Operating Results for the Three Months Ended March 31, 2023

We have never been profitable and have incurred operating losses each year since inception. Our net losses were $17.3 million and $13.0 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $257.0 million. Substantially all of our operating losses resulted from expenses incurred in connection general and administrative costs associated with our operations

We expect to incur additional expenses and operating losses as we continue our technology development, redeployment of our MedCenters and right size expenses necessary to operate as a public company. We expect that our operating losses will decrease and turn positive as we execute our growth strategies and focus on our Med Center technologies. If our management accelerates deployment into new states, operating losses could increase in the near-term, as we grow and scale our operations.

As of March 31, 2023, we had cash and cash equivalents of $18.8 million. We will continue to require additional capital to continue our pharmacy technology development and commercialization activities to serve our growing customer base. In April and July 2022, and March 2023, we completed the sale of additional equity through private placement financings, where we raised $40.0 million and $16.0 million in gross proceeds, respectively. Additionally, in June 2021 we added to our liquidity resources through a senior secured term loan with Silicon Valley Bank, or SBV, of $10.0 million, of which we have repaid $8.0 million. As of March 31, 2023, we have an outstanding principal balance of $2.0 million under the term loan. The amount and timing of future funding requirements will depend on many factors, including the pace and results of our growth strategy and capital market conditions. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop product candidates.

Results of Operations for the Three Months Ended March 31, 2023
Pharmacy technology revenue
Hardware revenue
We develop and commercialize the MedCenter for direct sale or subscription lease to third-party customers, including some of the world’s largest healthcare providers and systems, as well as large retail chains that provide full retail-pharmacy services using our technology. Hardware revenue is derived from either sales or subscription leases of the MedCenter to customers.

Service revenue

Service revenue is derived from recurring subscription revenue from software licensing, platform and software hosting, and software and hardware maintenance; and one-time or on demand service revenue from initial installations, and professional services such as training, pharmacy set-up, and consulting services.

Revenue

	Three Months Ended March 31,		2023 vs. 2022
	2023	2022	Amount Change	% Change
	(in thousands)
Hardware and subscription revenue:
Hardware revenue	$256	$56	$200	357%
Subscription revenue	48	109	(61)	(56)%
Total hardware and subscription revenue	304	165	139	84%
Service revenue:
Software	94	48	46	96%
Maintenance and support	56	32	24	75%
Installation	67	6	61	1017%
Professional services and other	99	14	85	607%
Total service revenue	316	100	216	216%
Total revenue	$620	$265	$355	134%
During the three months ended March 31, 2023, hardware and subscription revenue increased $0.1 million to $0.3 million compared to the same period in 2022. The $0.1 million increase was primarily due to a $0.2 million increase MedCenter sales whereby 3 more MedCenters were sold over the same prior year period, partially offset by $0.1 million decrease in subscription lease revenue.

During the three months ended March 31, 2023, service revenue increased $0.2 million to $0.3 million compared to the same period in 2022 primarily due to increased services provided as a result of increased MedCenter sales during the three months ended March 31, 2023, compared to the same prior year period..
As a result of the pharmacy services business exit, the Company met the requirements of ASC 205-20, to report the results of the retail pharmacy services business as a discontinued operation. Accordingly, the revenue results for the pharmacy services business have therefore been reclassified as a discontinued operations within these condensed consolidated financial statements.

Pharmacy technology cost of products sold and services

Hardware costs of products
Hardware cost of products sold consists primarily of costs associated with building and customization of MedCenters sold to third-party customers.

Service costs

Service costs consists primarily of installation, integration, relocation, consumable, and maintenance cost of MedCenters at third-party customer locations, as well as related hosting and software costs.

Costs of Products sold and Services

	Three Months Ended March 31,		2023 vs. 2022
	2023	2022	Amount Change	% Change
	(in thousands)
Hardware cost of products sold:
Hardware	$210	$56	$154	275%
Depreciation	35	25	10	40%
Total Hardware cost of products sold	245	81	164	202%
Service costs:
Professional services	14	—	14	—%
Maintenance and support services	62	47	15	32%
Installation services	42	3	39	1300%
Total service costs	118	50	68	136%
Total cost of products sold and services	$363	$131	$232	177%
During the three months ended March 31, 2023, hardware cost of products sold increased $164.0 thousand to $0.2 million compared to the same period in 2022. The increase was primarily due to an $154.0 thousand increase in hardware costs associated with the increased number of units sold during the three months ended March 31, 2023, as compared to the same prior year period.
During the three months ended March 31, 2023, service costs increased $68.0 thousand primarily due to increased installation cost related to the sale of more MedCenters in the three months ended March 31, 2023, as compared, to the same prior year period.
As a result of the retail pharmacy services business exit, the Company met the requirements of ASC 205-20, to report the results of the retail pharmacy services business as a discontinued operation. Accordingly, the cost of products sold and services results for the retail pharmacy services business have therefore been reclassified as a discontinued operations within these condensed consolidated financial statements.
General and Administrative
General and administrative expenses consist of personnel costs, facility expenses and expenses for outside professional services, including legal, audit and accounting services. Personnel costs consist of salaries, benefits and share-based compensation. Facility expenses consist of rent and other related costs specific to our corporate and technology activities. Corporate insurance, office supplies and technology expenses are also captured within general and administrative expenses. We incurred and expect to incur expenses as a result of being a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, or SEC, Nasdaq, additional insurance, investor relations and other administrative expenses and professional services.
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

	Three Months Ended March 31,		2023 vs. 2022
	2023	2022	Amount Change	% Change
General and administrative expenses:	(in thousands)
Wages and salaries	$2,543	$2,957	$(414)	(14)%
Professional services	919	591	328	55%
Share-based compensation	618	569	49	9%
Insurance	239	440	(201)	(46)%
Software licenses and support	185	13	172	1323%
Rent, utilities, and other	379	482	(103)	(21)%
Office and IT supplies	39	40	(1)	(3)%
Travel and other employee expenses	13	65	(52)	(80)%
Depreciation of property, plant and equipment	25	33	(8)	(24)%
Total general and administrative expenses	$4,960	$5,190	$(230)	(4)%
During the three months ended March 31, 2023, general and administrative costs decreased approximately $0.2 million to $5.0 million compared to the same period in 2022. This decrease was primarily due to reduction in wages and salaries of $0.4 million resulting from a reduced headcount and lower insurance costs of $0.2 million, partially offset by a $0.3 million increase in professional services costs related to our private placement funding and consultant support services within our finance department due to employee turnover.
Selling and Marketing
Selling and marketing expenses consist of personnel costs, marketing and advertising costs, and marketing related expenses for outside professional services. Wages and salaries consist of compensation costs incurred for all selling and marketing employees including our in clinic customer account managers, and contractors including bonuses, health plans, and severance.

	Three Months Ended March 31,		2023 vs. 2022
	2023	2022	Amount Change	% Change
Selling and marketing expenses:	(in thousands)
Wages and salaries	$112	$59	$53	90%
Travel and other employee expenses	—	41	(41)	(100)%
Marketing	20	—	20	100%
Total selling and marketing expenses	$132	$100	$32	32%
During the three months ended March 31, 2023, selling and marketing costs increased approximately $0.03 million to $0.1 million compared to the same period in 2022. This increase was primarily due to a $0.1 million increase in salaries and wages partially offset by a $0.04 million decrease in travel and other employee expenses.
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

	Three Months Ended March 31,		2023 vs. 2022
	2023	2022	Amount Change	% Change
Research and development expenses:	(in thousands)
Wages and salaries	$171	$191	$(20)	(10)%
Other expenses	5	67	(62)	(93)%
Total research and development expenses	$176	$258	$(82)	(32)%

During the three months ended March 31, 2023, research and development costs decreased approximately $0.1 million. This decrease was primarily due to the completion of prior period product improvement activities.
Interest Expense
Interest expense consists of accrued interest on outstanding debt and is payable monthly.

	Three Months Ended March 31,		2023 vs. 2022
	2023	2022	Amount Change	% Change
	(in thousands)
Interest expense:
Interest expense	$169	$251	$(82)	(33)%
Total interest expense	$169	$251	$(82)	(33)%
During the three months ended March 31, 2023, interest expense decreased $0.1 million compared to the same period in 2022, due to a decrease in outstanding debt during the 3 months ended March 31, 2023, as compared to the same period in the prior year. Total outstanding debt principal was $2.0 million as of March 31, 2023, as compared to $10.0 million as of March 31, 2022.

Liquidity and Capital Resources
Sources of Liquidity
Since inception through March 31, 2023, our operations have been financed primarily by net cash proceeds from the sale of stock and warrants from private placements, the sale of redeemable preferred stock and debt. As of March 31, 2023, we had $18.8 million in cash and cash equivalents and an accumulated deficit of $257.0 million.

On March 10, 2023, SVB, based in Santa Clara, California, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 10, 2023, the Federal Deposit Insurance Corporation (the “FDIC”) took control of SVB and created the National Bank of Santa Clara to hold the deposits of SVB after SVB was unable to continue their operations. SVB’s deposits are insured by the FDIC in amount up to $250 thousand for any depositor and any deposit in excess of this insured amount could be lost. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors will have access to all deposited funds starting March 13, 2023.

On March 9, 2023, we closed a private placement, or the “Offering”, of securities with certain institutional investors pursuant to the terms of a definitive securities purchase agreement. The Offering consists of pre-funded warrants to purchase common stock (the “Pre-Funded Warrants”) issued upon closing at a price of $0.3212 per underlying share and are exercisable into shares of common stock at an exercise price of $0.01 per share, as well as, Series A warrants to purchase common stock an exercise price of $0.385440 per share (the “Series A Warrants”) to be issued following stockholder approval of the Offering. The issuance of the Series A Warrants (including the underlying shares of common stock) and the portion of the Pre-Funded Warrants in excess of 19.99% of the shares of Common Stock outstanding prior to the Offering are subject to approval by the stockholders of MedAvail.

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

In June, 2021 we added to our liquidity resources through a senior secured term loan facility with SVB, or the Loan Agreement, pursuant to which we borrowed $10.0 million in aggregate initial term loans. In December 2022, and February 2023, the Company made discretionary principal payments to reduce our senior secured term loan by $5.0 million and $3.0 million, respectively. In conjunction with the $3.0 million principal payment an additional $0.4 million was paid related to required final payments. For more detail on outstanding debt and associated maturities, see Part I, Item I,. Note 8 in this report of our unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q and Note 13 and Note 21 in our Annual Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC, on April 14, 2023.

As of March 31, 2023, we had approximately $9.8 million on deposit with SVB and $9.7 million on deposit with another financial institution. We do not anticipate a material impact on our financial condition, operations or Loan and Security Agreement with SVB. We continue to monitor the circumstances surrounding SVB. As of the date of this filing we have full access to and control over all our cash and, cash equivalents across all financial institutions.

Management is continuously exploring additional sources of financing, the success of which is dependent on market conditions. In continued efforts to address negative impacts from the economy, and the economic uncertainties related to the conflict in Ukraine resulting from the military actions of Russia, including on the global economy, interest rate fluctuations, inflationary pressures and our supply chain, management is looking to others financial strategies such a stock splits and warrant exercise, should market conditions allow. Given our recent private placement and reduction in operating cost due to the disposition of our retail pharmacy services business, management believes there is no substantial doubt about our ability to continue as a going concern within 12 months from the date of issuance of the financial statements.

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

Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		2022 vs. 2020
(In thousands)	2023	2022	Amount Change	% Change
Cash used in operating activities	$(5,210)	$(13,264)	$8,054	(61)%
Cash used in investing activities	(17)	(852)	835	(98)%
Cash provided by (used in) financing activities	12,579	(23)	12,602	(54791)%
Net increase (decrease) in cash and cash equivalents, and restricted cash	$7,352	$(14,139)	$21,491	(152)%
Operating Activities
During the three months ended March 31, 2023, cash used in operating activities decreased $8.1 million to $5.2 million compared to the same period in 2022. The decrease in cash used in operating activities was primarily due to exiting the retail pharmacy business in January 2023, with reduced operating activities during the three months ended March 31, 2023, as compared to the same period in the prior year.
Investing Activities
During the three months ended March 31, 2023, cash used in investing activities decreased $0.8 million to $0.02 million compared to the same period in 2022. The decrease during the three months ended March 31, 2023 was primarily due to an decrease in investment in property, plant and equipment and intangible software assets as compared to the same prior year period.
Financing Activities
During the three months ended March 31, 2023, cash provided by financing activities increased $12.6 million to compared to the same period in 2022. The increase is primarily due to the $16.0 million of funds received pursuant the Offering of securities with certain institutional investors. This increase of funds was partially offset by a $3.0 million payment on our senior secured term loan with SVB during the three months ended March 31, 2023.

Cash Flows Related to Discontinued Operations

As a result of the retail pharmacy services business exit, the Company met the requirements of ASC 205-20 to report the results of the retail pharmacy services business as a discontinued operation. Accordingly, the cash flows from discontinued operations are as noted below and within these condensed consolidated financial statements.

Cash provided by operating activities by the pharmacy services business totaled $3.5 million and $0.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Cash used in investing activities from the pharmacy services business totaled $0.02 million and $0.35 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Cash used in financing activities from the pharmacy services business totaled $0.03 million and $0.02 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Depreciation and amortization expense of the pharmacy services business totaled $0.75 million and $0.48 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements and, therefore, we consider these to be our critical accounting estimates. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Please refer to Note 4 in our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for information about our significant accounting policies, and Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 14, 2023.

Critical estimates in applying the Company’s accounting policies

Derivative Warrant Liabilities

The Pre-Funded Warrants and Series A Warrants do not meet the equity classification requirements under ASC 815 - Derivative and Hedging, specifically the Company did not have a sufficient amount of Common Stock available to be issued to settle the warrants upon grant and through March 31, 2023, due to the Nasdaq 19.99% cap that limits the Company's ability to issue Common Stock to settle the Series A Warrants and Pre-funded Warrants. Consequently, the Pre-Funded Warrants and Series A Warrants were classified as liabilities and therefore measured at fair value. The Company uses the Black-Scholes pricing model to estimate fair value of these warrants at issuance and at each exercise and period end date. The key assumptions used in the model are the expected future volatility in the price of the Company’s shares, exercise price of the warrants, risk free rates relative to the expected life of the warrants, and the expected life of the warrants. The impact of changes in key assumptions as described see Part I, Item I, Note 12 in this report of our unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Part II, Item 8, Note 5 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 14, 2023, and Note 4: "Recent Accounting Pronouncements" in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.

In connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2022, our management identified the following material weakness in our internal control over financial reporting that caused management to conclude that, as of December 31, 2022, our disclosure controls and procedures were not effective:

•Our initial supporting documentation for certain technical accounting matters did not adequately address the appropriate accounting guidance, which was indicative of a lack of controls relating to our financial reporting process, including the evaluation and analysis of accounting treatment for complex, non-standard transactions.

The material weakness identified in connection with the preparation of our Annual Report on Form 10-K had not been fully remediated as of March 31, 2023. Notwithstanding the material weakness in our internal control over financial reporting as of March 31, 2023, management has concluded that the condensed consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Remediation of Material Weakness
We recognize the importance of the control environment. Consequently, we are designing and implementing remediation measures to address the material weakness and enhance our internal control over financial reporting. Management is taking the following actions, which we believe will remediate the material weakness:

•We are designing and implementing additional controls relating to (i) the preparation of initial supporting documentation for certain technical accounting matters in order to adequately address the appropriate accounting guidance, including the evaluation and analysis of accounting treatment for complex, non-standard transactions, and (ii) the engagement of external consultants to provide support and assistance in our evaluation of complex, non-standard transactions.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness associated with our financial reporting discussed above did not result in the initiation of remediation activities until after March 31, 2023.

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

Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, or the 2022 Annual Report, filed with the Securities and Exchange Commission on April 14, 2023. The risk factors described in our 2022 Annual Report, as well as other information set forth in this Quarterly Report on Form 10-Q, could materially adversely affect our business, financial condition, results of operations and prospects, and should be carefully considered. The risks and uncertainties that we face, however, are not limited to those described in the 2022 Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.

Our share price does not meet the minimum bid price for continued listing on Nasdaq. Our ability to continue operations or to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we do not regain compliance with the minimum bid price requirement and we are delisted from Nasdaq.

On October 31, 2022, we received a deficiency letter from Nasdaq notifying us that for the prior 30 consecutive business days the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days starting on October 31, 2022, or until May 1, 2023, to regain compliance with the Bid Price Rule. On May 2, 2023, Nasdaq informed us of its decision to extend the period for us to regain compliance with the Bid Price Rule by an additional 180 calendar days, or until October 30, 2023. If, at any time before October 30, 2023, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, we will regain compliance with the Bid Price Rule, unless the Nasdaq staff exercises its discretion to extend this 10-day period pursuant to Nasdaq listing rules. We have not regained compliance with Nasdaq Listing Rules as of the filing date of this Quarterly Report on Form 10-Q.

We intend to regain compliance with the Bid Price Rule by implementing a reverse stock split of our common stock at a ratio in the range of not less than 1-for-30 and no greater than 1-for-80, with such ratio to be determined in the discretion of our board of directors or a duly authorized committee thereof. Our stockholders will vote on a proposal to approve the reverse stock split at our annual meeting of stockholders scheduled for June 14, 2023. There is no guarantee that the reverse stock split will be approved by our stockholders or that a reverse stock split will allow us to regain compliance with the Bid Price Rule, and a reverse stock split could result in an adverse effect on or negatively impact the price of our common stock.

If we do not regain compliance with the Bid Price Rule and are not eligible for or are not granted an additional compliance period, our common stock may be delisted. There can be no assurance that, if we receive a delisting notice and appeal the delisting determination by the Nasdaq staff, such appeal would be successful. There can be no assurance that we will maintain compliance with the other requirements for listing our common stock on Nasdaq.

Delisting could adversely affect our ability to raise additional capital through the public or private sale of equity securities, and could significantly affect the ability of investors to trade our securities, which would negatively affect the value and liquidity of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of MedAvail Holdings, Inc.	8-K	3.1	June 16, 2022
3.2	Amended and Restated Bylaws of MedAvail Holdings, Inc.	8-K	3.2	November 18, 2020
4.1	Securities Purchase Agreement, dated as of March 9, 2023	8-K	10.1	March 14, 2023
4.2	Registration Rights Agreement, dated as of March 9, 2023	8-K	10.2	March 14, 2023
4.3	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	10.3	March 14, 2023
4.4	Form of Series A Warrant to Purchase Common Stock	8-K	10.4	March 14, 2023
4.5	Warrant to Purchase Stock dated February 10, 2023 issued to Silicon Valley Bank	8-K	10.2	February 16, 2023
4.6	Warrant to Purchase Stock dated February 10, 2023 issued to SVB Innovation Credit Fund VIII, L.P.	8-K	10.3	February 16, 2023
10.1#	Separation Agreement and Release by and between MedAvail Holdings, Inc. and Steven Hess	8-K	10.1	February 10, 2023
10.2#	Separation Agreement and Release by and between MedAvail Holdings, Inc. and Matt Broome	8-K	10.2	February 10, 2023
10.3	First Amendment, Consent and Default Waiver to Loan and Security Agreement dated February 10, 2023, by and among MedAvail Holdings, Inc., MedAvail Pharmacy, Inc., MedAvail, Inc., MedAvail Technologies (US) Inc., MedAvail Technologies, Inc., Silicon Valley Bank, and SVB Innovation Credit Fund VIII, L.P.	8-K	10.1	February 16, 2023
10.4	Letter Agreement dated March 29, 2023	8-K	10.1	April 3, 2023
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q
104*	Inline XBRL for the cover page of this Quarterly on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

# Indicates a management contract or compensatory plan.
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDAVAIL HOLDINGS, INC.

Date: May 18, 2023	By:	/s/ Mark Doerr
Mark Doerr
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ramona Seabaugh
Ramona Seabaugh
Chief Financial Officer (Principal Financial and Accounting Officer)