Form 10-Q
period 2023-06-30
MedAvail Holdings, Inc.
filed 2023-08-14
CIK 1402479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
(877) 830-0826
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 8, 2023, there were 1,613,911 shares of the registrant’s common stock outstanding.

MedAvail Holdings, Inc.
Form 10-Q
For the Three and Six Months Ended June 30, 2023

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

PART I
Item 1. Financial Statements
MEDAVAIL HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$14,359	$11,444
Restricted cash	676	676
Accounts receivable	292	404
Inventories	10,065	8,817
Prepaid expenses and other current assets	711	2,569
Current assets from discontinued operations	946	4,842
Total current assets	27,049	28,752
Property, plant and equipment, net	732	438
Intangible assets, net	657	451
Right-of-use assets	701	624
Other assets	40	30
Long-term assets from discontinued operations	729	2,837
Total assets	$29,908	$33,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDAVAIL HOLDINGS, INC.
Condensed Consolidated Balance Sheets (Continued)
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$796	$818
Accrued liabilities	462	552
Accrued payroll and benefits	832	1,379
Deferred revenue	346	152
Current portion of lease obligations	208	246
Current liabilities from discontinued operations	1,512	2,794
Total current liabilities	4,156	5,941
Long-term debt, net	1,506	4,798
Long-term portion of lease obligations	550	441
Long-term liabilities from discontinued operations	651	1,128
Total liabilities	6,863	12,308
Commitments and contingencies (Note 10)
Stockholders' equity:
Common shares ($0.001 par value, 300,000,000 shares authorized, 1,613,870 and 1,603,394 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively) (1)	2	2
Warrants	35,480	11,148
Additional paid-in-capital	257,318	256,308
Accumulated other comprehensive loss	(6,928)	(6,928)
Accumulated deficit	(262,827)	(239,706)
Total stockholders' equity	23,045	20,824
Total liabilities and stockholders' equity	$29,908	$33,132
(1) Amounts have been adjusted to reflect the one-for-fifty reverse stock split effected July 31, 2023. See Note 1 and Note 14 for additional details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDAVAIL HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Hardware and subscription revenue	$127	$289	$431	$454
Service revenue	278	254	594	354
Total revenue	405	543	1,025	808
Cost of products sold and services:
Hardware cost of products sold	131	221	376	301
Service costs	96	115	214	166
Total cost of products sold and services	227	336	590	467
Other operating expenses:
General and administrative	4,365	5,053	9,325	10,488
Selling and marketing	122	55	254	155
Research and development	145	219	321	477
Total operating expense	4,632	5,327	9,900	11,120
Operating loss	(4,454)	(5,120)	(9,465)	(10,779)
Loss on issuance of warrants	—	—	(10,424)	—
(Loss) gain from change in fair value of warrant liabilities	(896)	—	2,149	—
Interest income	—	—	1	1
Interest expense	(146)	(273)	(315)	(524)
Loss before income taxes	(5,496)	(5,393)	(18,054)	(11,302)
Income tax expense	—	(24)	—	(24)
Net loss and comprehensive loss from continued operations	(5,496)	(5,417)	(18,054)	(11,326)
Discontinued operations:
Loss from discontinued operations	(295)	(6,301)	(5,067)	(13,414)
Net loss	$(5,791)	$(11,718)	$(23,121)	$(24,740)

Basic and diluted net loss per share: (1)
Loss from continued operations	$(3.06)	$(3.91)	$(10.61)	$(11.05)
Loss from discontinued operations	$(0.16)	$(4.54)	$(2.98)	$(13.09)
Weighted average shares outstanding - basic and diluted (1)	1,798,245	1,387,134	1,702,360	1,024,800
(1) Amounts have been adjusted to reflect the one-for-fifty reverse stock split effected July 31, 2023. See Note 1 and Note 14 for additional details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDAVAIL HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(in thousands, except share amounts)

	Common Shares (1)		Warrants	Additional Paid-in-Capital (1)	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2023	1,609,613	$2	$11,205	$256,926	$(257,036)	$(6,928)	$4,169
Net loss	—	—	—	—	(5,791)	—	(5,791)
Issuance of common warrant shares through private placement	—	—	24,275	—	—	—	24,275
Shares issued for vested RSUs	3,483	—	—	—	—	—	—
Issuance of common shares under employee stock purchase plan	774	—	—	11	—	—	11
Share-based compensation	—	—	—	381	—	—	381
Balance at June 30, 2023	1,613,870	$2	$35,480	$257,318	$(262,827)	$(6,928)	$23,045

Balance at December 31, 2022	1,603,394	$2	$11,148	$256,308	$(239,706)	$(6,928)	$20,824
Net loss	—	—	—	—	(23,121)	—	(23,121)
Issuance of common warrant shares through private placement	—	—	24,332	—	—	—	24,332
Shares issued for vested RSUs	9,702	—	—	—	—	—	—
Issuance of common shares under employee stock purchase plan	774	—	—	11	—	—	11
Share-based compensation	—	—	—	999	—	—	999
Balance at June 30, 2023	1,613,870	$2	$35,480	$257,318	$(262,827)	$(6,928)	$23,045

Balance at March 31, 2022	658,178	$—	$1,373	$217,282	$(205,112)	$(6,928)	$6,615
Net loss	—	—	—	—	(11,718)	—	(11,718)
Issuance of common shares	752,941	1	—	37,200	—	—	37,201
Issuance of warrants	—	—	7,503	(7,503)	—	—	—
Issuance of common shares under employee stock purchase plan	1,080	—	—	77	—	—	77
Share-based compensation	—	—		612	—	—	612
Balance at June 30, 2022	1,412,199	$1	$8,876	$247,668	$(216,830)	$(6,928)	$32,787

Balance at December 31, 2021	658,041	$—	$1,373	$216,718	$(192,090)	$(6,928)	$19,073
Net loss	—	—	—	—	(24,740)	—	(24,740)
Issuance of common shares	752,941	1	—	37,200	—	—	37,201
Issuance of warrants	—	—	7,503	(7,503)	—	—	—
Issuance of common warrant shares through private placement	137	—	—	—	—	—	—
Issuance of common shares under employee stock purchase plan	1,080	—	—	77	—	—	77
Share-based compensation	—	—	—	1,176	—	—	1,176
Balance at June 30, 2022	1,412,199	$1	$8,876	$247,668	$(216,830)	$(6,928)	$32,787
(1) Amounts have been adjusted to reflect the one-for-fifty reverse stock split effected July 31, 2023. See Note 1 and Note 14 for additional details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDAVAIL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(23,121)	$(24,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant, and equipment	729	573
Amortization of intangible assets	68	295
Amortization of leased assets	518	384
Loss on disposal of net assets from discontinued operations	319	—
Loss on issuance of warrants	10,424	—
Gain from change in fair value of warrants	(2,149)	—
Credit losses on accounts receivable	91	59
Term loan discount amortization and interest accretion on debt	146	141
Share-based compensation expense	999	1,176
Changes in operating assets and liabilities:
Accounts receivable	880	(946)
Inventory	1,585	(2,380)
Prepaid expenses and other current assets	1,952	(1,185)
Accounts payable	(868)	700
Accrued liabilities	223	166
Accrued payroll and benefits	(1,300)	314
Deferred revenue	194	8
Operating lease liability due to cash payments	(279)	(279)
Net cash used in operating activities	(9,589)	(25,714)
Cash flows from investing activities:
Purchase of property, plant and equipment	—	(634)
Return (payment) of security deposits	51	(5)
Purchase of intangible assets and other assets	(109)	(1,087)
Net cash used in investing activities	(58)	(1,726)
Cash flows from financing activities:
Proceeds from issuance of warrants in private placement	15,999	37,201
Issuance of common shares upon exercise of employee stock purchase plan	11	77
Payment of debt issuance costs	(380)	—
Repayment of debt	(3,000)	—
Payments on finance lease obligations	(68)	(49)
Net cash provided by financing activities	12,562	37,229
Net increase in cash, cash equivalents and restricted cash	2,915	9,789
Cash, cash equivalents and restricted cash at beginning of period	12,120	20,089
Cash, cash equivalents and restricted cash at end of period	$15,035	$29,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDAVAIL HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Supplemental cash flow information:
Cash paid for interest	$242	$376
Supplemental noncash investing and financing activities:
Inventory transferred to property, plant and equipment	$—	$676
Purchase of property, plant and equipment in accounts payable	$—	$62
Purchases of intangible assets in accounts payable	$151	$—
Fair value of warrant issued upon closing of private placement	$—	$7,503
Reclassification of warrants from liability to equity classified	$24,332	$—
Lease liabilities arising from obtaining right of use assets:
Operating leases	$—	$206
Finance leases	$230	$73

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

On January 20, 2023, the Company entered into an Asset Purchase and Sale Agreement, as amended, with German Dobson CVS, L.L.C., Garfield Beach CVS, L.L.C., Longs Drug Stores California, L.L.C., Woodward Detroit CVS, L.L.C. and Holiday CVS, L.L.C., or CVS, pursuant to which the Company agreed to sell to CVS certain assets, including pharmacy records, and inventory from SpotRx pharmacies located in Tucson and Phoenix, Arizona; Buena Park, Laguna Hills and San Fernando, California; Southfield, Michigan; and in Orlando and Tampa, Florida. The transaction closed on February 9, 2023, for a final purchase price of $2.9 million (subject to $0.1 million in fees and a $0.2 million indemnification holdback). Upon closing, the pharmacy assets purchased by CVS were transferred from the SpotRx pharmacies to nearby CVS pharmacy locations.

Prior to the change in reporting for discontinued operations, the pharmacy services business comprised approximately 97% of the Company’s total revenues for the year ended December 31, 2022, and inventory from SpotRx pharmacies comprised approximately $3.0 million, or 9%, of total consolidated assets as of December 31, 2022. Pharmacy service business assets that were not sold to CVS have been or are expected to be primarily reabsorbed, settled, sold or abandoned. As of March 31, 2023, the Company had substantially completed its exit from the pharmacy services business.

The accounting requirements for reporting the pharmacy services business as a discontinued operation were met during the three months ended March 31, 2023. Accordingly, the condensed consolidated financial statements and notes to the condensed consolidated financial statements reflect the results of the pharmacy service business as a discontinued operation for the periods presented. See Note 13 for additional information.

Reverse Stock Split
On June 14, 2023, the stockholders of the Company approved resolutions to amend the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding common stock, par value $0.001 per share, at a specific ratio within a range of 1-for-30 to 1-for-80, with the specific ratio to be determined by the Board of Directors in its sole discretion without further stockholder approval (the “Reverse Stock Split”). On July 14, 2023, the Board of Directors approved a Reverse Stock Split ratio of 1-for-50, such that every 50 shares of the Company’s common stock was combined into one share of common stock, effective at 5:00 p.m. Eastern Time on July 31, 2023. Except as otherwise noted, all references to common stock, preferred stock, restricted stock units, stock options, and warrants and all per share information throughout this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Split.

NOTE 2 - LIQUIDITY
The condensed consolidated financial statements for the three and six months ended June 30, 2023 and as of December 31, 2022, were prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business.

On March 9, 2023, the Company entered into a Securities Purchase Agreement with certain institutional investors, or the Investors, for the private placement of securities. Upon close of the transaction, the Company received gross proceeds from the offering of approximately $16.0 million, before deducting offering expenses. The Company intends to use the net proceeds from this offering to fund one-time costs associated with restructuring, repay outstanding debt, and finance its growth initiatives related to its MedCenter technology business. Pursuant to the offering, on March 13, 2023, the Company issued pre-funded warrants to purchase up to an aggregate of 49,813,198 shares of common stock at an exercise price of $0.001 per share, or Pre-Funded Warrants, and on June 16, 2023, the Company issued Series A warrants to purchase up to an aggregate of 49,813,198 shares of common stock at an exercise price of $0.38544 per share, or Series A Warrants. See Note 13.

As of June 30, 2023, the Company had $15.0 million in cash and cash equivalents and restricted cash, and an accumulated deficit of $262.8 million. Furthermore, net cash used in operating activities for the six months ended June 30, 2023 and 2022 was $9.6 million and $25.7 million, respectively. Since inception through June 30, 2023, the Company has continually incurred losses from its operations, which have been financed primarily from net cash proceeds from sales of common stock and warrants in private placements, sales of redeemable preferred stock and debt.

Relevant accounting standards require that management make a determination as to whether or not substantial doubt exists as to the Company’s ability to continue as a going concern. If substantial doubt does exist, management should determine if there are plans in place which alleviate that doubt. As of December 31, 2021, and through the nine months ended September 30, 2022, the Company had identified substantial doubt as to the Company’s ability to continue as a going concern. As of December 31, 2022, there was no substantial doubt as to the Company's ability to continue as a going concern. During the first quarter of 2023, the Company raised capital in a private placement and reduced operating costs by exiting its pharmacy services business. As a result, after considering the Company's ongoing cash requirements to fund operations, management determined that the Company has sufficient financial resources to continue operations for one year from the date of issuance of these financial statements, with no substantial doubt as to the Company’s ability to continue as a going concern.

NOTE 3 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for unaudited interim financial information, and in accordance with the rules of the Securities and Exchange Commission ("SEC") applicable to interim reports of companies filing as a smaller reporting company. Accordingly, the unaudited interim condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The condensed consolidated balance sheet as of December 31, 2022 was derived from the Company's audited consolidated financial statements but does not include all disclosures required by GAAP for audited financial statements.
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
In the opinion of the Company's management, the interim information includes all adjustments, which include normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2022 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission, or SEC, on April 14, 2023 and retrospectively revised and recast for discontinued operation presentation in the Company's Current Report on Form 8-K filed with the SEC on June 29, 2023.
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

As noted in Note 1, the Company substantially completed its exit from the pharmacy services business as of March 31, 2023. As a result, the Company has reported the operating results of its pharmacy services business in the loss from discontinued operations line in the condensed consolidated statements of operations for all periods presented. In addition, related assets and liabilities were reported as assets of discontinued operations and liabilities of discontinued operations in the condensed consolidated balance sheets for all periods presented. Unless otherwise noted, the discussion within these notes to the condensed consolidated financial statements relates to continuing operations comprised of the pharmacy technology business. See Note 13 for additional information on discontinued operations.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Standards Not Yet Adopted

Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”, or ASU 2022-03. The amendments in this update clarify the guidance in Topic 820. ASU 2022-03 becomes effective for Public Business Entities who are SEC filers for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. ASU No. 2022-03 will be effective beginning in the first quarter of the Company's fiscal year 2024. The Company has not yet completed its evaluation of the impact of this new guidance on its consolidated financial statements.

There was no other recently issued and effective authoritative guidance that is expected to have a material impact on the Company’s consolidated financial statements through the reporting date.

Recently Adopted Accounting Standards

Measurement of Credit Losses on Financial Statements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments”, or ASU 2016-13, supplemented by ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”, or ASU 2018-19. The new standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 became effective for Public Business Entities who are SEC filers for fiscal years beginning after December 15, 2019, other than smaller reporting companies, and for fiscal years beginning after December 15, 2022 for all other public business entities and private companies, with early adoption permitted. Effective January 1, 2023, the Company adopted ASU No. 2016-13. The impact of adoption of ASU 2016-13 was not material to its consolidated financial statements.

NOTE 5 - LOSS PER SHARE
Basic loss per share is computed by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed by dividing net income or loss available to common stockholders by the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period.
The following table presents warrants included in weighted average shares outstanding due to their insignificant exercise price, during the period they were outstanding. After these warrants are exercised, the related issued and outstanding common shares are included in weighted average shares outstanding:

Shares	Issuance Date	Exercise Date
386	November 18, 2020	Outstanding
996,264	March 9, 2023	Outstanding
During the three and six months ended June 30, 2023 and 2022, there was no dilutive effect from stock options, restricted stock units, or other warrants due to the Company’s net loss position. As of June 30, 2023 and 2022, there were 1.6 million and 94 thousand shares of dilutive common stock, respectively, from underlying outstanding options, RSUs and issued warrants that were not included in the diluted shares calculation because their inclusion would have been antidilutive.

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
As of June 30, 2023 and December 31, 2022, there were no assets and liabilities accounted for at fair value on a reoccurring basis. However,on March 9, 2023, the Company entered into a Securities Purchase Agreement, or 2023 Purchase Agreement, with certain investors. Pursuant to the 2023 Purchase Agreement, the Company agreed to issue Pre-Funded Warrants and Series A Warrants. Consequently, the Company initially identified these warrants as liabilities and measured them at fair value on March 13, 2023, and subsequently remeasured the fair value of these warrant liabilities through June 14, 2023. The Company utilized the Black Scholes valuation methodology to determine the fair value of these warrants. The fair value of these warrants was classified as Level 3 with key Level 3 inputs of exercise price, term, and volatility. Any related loss or gain on the change in fair value of these warrant liabilities was recorded in the "Loss on issuance of warrants" and "(Loss) gain in change in fair value of warrant liabilities" line items within the condensed consolidated statements of operations and comprehensive loss. On June 14, 2023, the Company evaluated these warrant liabilities for equity criteria classification and consequently reclassified these warrant liabilities to equity. See Note 12, for further details regarding the Company's Pre-Funded and Series-A Warrants, the fair value measurement of these Warrants and subsequent equity classification.
The following table presents the changes in the fair value of the Pre-Funded and Series A Warrants during the six months ended June 30, 2023:

(in thousands)	Pre-Funded Warrant Liability	Series-A Warrant Liability	Loss on Issuance of Warrants	Gain from Change in Fair Value of Warrant Liabilities
Measurement at March 13, 2023	$15,940	$10,484	$(10,424)	$—
Change in fair value	$(996)	$(1,153)	—	2,149
Measurement at June 14, 2023	$14,944	$9,331
The Company's carrying amount of cash and cash equivalents and restricted cash approximates fair value.

NOTE 7 - BALANCE SHEET AND OTHER INFORMATION
Restricted Cash
The Company considers cash to be restricted when withdrawal or general use is legally restricted. In 2021 pursuant to a Loan and Security Agreement with Silicon Valley Bank (see Note 8), the Company issued letters of credit to secure certain operating leases, and the Company is required to maintain a $0.7 million balance with the bank to secure the outstanding letters of credit. Due to the nature of the deposit, the balance is classified as restricted cash. Restricted cash is included in cash and cash equivalents presented in the condensed consolidated statements of cash flows.
Accounts Receivable
Accounts receivable are primarily comprised of trade receivables presented net of allowance for doubtful accounts when estimable and present. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of amounts owed by customers. The allowance consists of known specific troubled accounts as well as an amount based on overall estimated potential uncollectible accounts receivable based on historical experience. As of June 30, 2023 and December 31, 2022, based upon its historical collections experience, the Company had no credit risk balances that required the Company to reserve an allowance for doubtful accounts.

Inventories

The following table presents detail of inventory balances:

	June 30,	December 31,
(in thousands)	2023	2022
Inventory:
MedCenter hardware	$7,924	$8,154
Spare parts	2,141	663
Total inventory	$10,065	$8,817
MedCenter hardware recognized in hardware cost of products sold was $103 thousand and $176 thousand during the three months ended June 30, 2023 and 2022, respectively, and $314 thousand and $232 thousand during the six months ended June 30, 2023 and 2022, respectively.

Prepaid Expenses and Other Current Assets

The following table presents prepaid expenses and other current assets balances:

	June 30,	December 31,
(in thousands)	2023	2022
Prepaid expenses and other current assets:
Prepaid MedCenter inventory	$—	$1,359
Prepaid insurance	467	921
Other	244	289
Total prepaid expenses and other current assets	$711	$2,569
Property, Plant and Equipment
The following tables present property, plant and equipment balances:

	Estimated useful lives	June 30,	December 31,
(in thousands)		2023	2022
Property, plant and equipment:
MedCenter equipment	8 years	$1,530	$1,357
IT equipment	1 - 3 years	2,002	1,908
Leasehold improvements	lesser of useful life or term of lease	316	316
General plant and equipment	5 - 8 years	376	373
Office furniture and equipment	5 - 8 years	332	217
Vehicles	5 years	36	36
Construction-in-process		5	5
Total historical cost		4,597	4,212
Accumulated depreciation		(3,865)	(3,774)
Total property, plant and equipment, net		$732	$438
Depreciation expense of property and equipment was $57 thousand and $57 thousand for the three months ended June 30, 2023 and 2022, respectively, and $90 thousand and $117 thousand for the six months ended June 30, 2023 and 2022, respectively. Depreciation expense included in hardware cost of products sold was $2 thousand and $26 thousand for the three months ended June 30, 2023 and 2022, respectively, and $11 thousand and $52 thousand for the six months ended June 30, 2023 and 2022, respectively.

Intangible Assets

The following table presents intangible asset balances:

	June 30,	December 31,
(in thousands)	2023	2022
Gross intangible assets:
Intellectual property	$3,857	$3,857
Software	2,337	2,200
Website and mobile application	534	534
Other	123	—
Total intangible assets	6,851	6,591
Accumulated amortization:
Intellectual property	(3,857)	(3,857)
Software	(1,801)	(1,749)
Website and mobile application	(534)	(534)
Other	(2)	—
Total accumulated amortization	(6,194)	(6,140)
Total intangible assets, net	$657	$451

Amortization expense of intangible assets was $28 thousand and $20 thousand for the three months ended June 30, 2023 and 2022, respectively, and $54 thousand and $22 thousand for the six months ended June 30, 2023 and 2022, respectively, and are included in hardware cost of products sold and general and administrative operating expenses.

Lessee Leases

Balance sheet amounts for lease assets and leases liabilities are as follows:

	June 30,	December 31,
(in thousands)	2023	2022
Lease Assets:
Operating	$499	$620
Finance	202	4
Total lease assets	$701	$624
Lease liabilities:
Operating:
Current	$173	$241
Long-term	382	441
Finance:
Current	35	5
Long-term	168	—
Total lease liabilities	$758	$687

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s leases as follows:

	June 30,	December 31,
	2023	2022
Finance leases:
Weighted-average remaining lease term (years)	4.5	0.5
Weighted-average discount rate	11.5%	6.0%
Operating leases:
Weighted-average remaining lease term (years)	3.4	3.6
Weighted-average discount rate	6.1%	7.3%
Maturities of operating leases liabilities are as follows:

(in thousands)
Remaining period in 2023	$135
2024	148
2025	152
2026	157
2027	37
Total operating lease payments	629
Less: present value discount	(74)
Total operating leases	$555

Maturities of finance lease liabilities are as follows:

(in thousands)
Remaining period in 2023	$29
2024	58
2025	58
2026	58
2027	58
Total finance lease payments	261
Less: imputed interest	(58)
Total finance leases	$203

Operating lease expense was $25 thousand and $126 thousand for the three months ended June 30, 2023 and 2022, respectively, and $154 thousand and $256 thousand for the six months ended June 30, 2023 and 2022, respectively.

NOTE 8 - DEBT
The following table presents debt balances:

	June 30,	December 31,
(in thousands)	2023	2022
Term loan	$2,002	$5,182
Term loan issuance costs, net	(496)	(384)
Long-term debt, net	$1,506	$4,798

Maturities of debt liabilities are as follows:

(in thousands)
Remaining period in 2023	$—
2024	668
2025	1,000
2026	334
Total debt	$2,002

Term Loan
The Term loan bears interest at a floating rate equal to the greater of 7.25% or the Prime Rate plus 4.0% (12.25% at June 30, 2023). The term loan matures on April 1, 2026. The remaining principal repayment will commence on May 1, 2024 in equal monthly installments of the outstanding Loan balance through the maturity date.

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

On February 10, 2023, in connection with the Loan Amendment and Consent, the Company issued warrants, or the SVB Warrants, to SVB for the purchase of up to an aggregate of 4 thousand shares of common stock at a per share exercise price of $16.37, with an expiration date of February 10, 2035. Pursuant to the terms of the SVB Warrants, the number of shares and the exercise price were adjusted as of June 16, 2023. See Note 12.

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

As of June 30, 2023, the Company had approximately $9.7 million on deposit with SVB Successor and $5.3 million on deposit with another financial institution and was in compliance with all required covenants of the Loan Agreement. The Company continues to monitor the circumstances surrounding SVB and does not anticipate such circumstances will have a material impact on the Company's financial condition, operations, or on the Loan Agreement with SVB Successor. As of the date of filing this Quarterly Report on Form 10-Q, the Company has full access to and control over all of its cash and cash equivalents across all financial institutions.

NOTE 9 - INCOME TAXES
The Company incurred minimal income tax expense for the three months ended June 30, 2023 and 2022, due to ongoing losses and minimum state income tax obligations. The effective income tax rate in each period differed from the federal statutory tax rate of 21% primarily as a result of the ongoing losses.
As of June 30, 2023 and December 31, 2022, the Company recorded a full valuation allowance against all of its net deferred tax assets due to the uncertainty surrounding the Company’s ability to utilize these assets in the future.

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

NOTE 11 - SHARE-BASED COMPENSATION
Share-based Compensation
The following table presents the Company's expense related to share-based compensation, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Share-based compensation	$381	$612	$999	$1,176
Expense remaining to be recognized for unvested option awards from the 2012, 2018, 2020 and 2022 plans as of June 30, 2023, was $1.5 million, which will be recognized on a weighted average basis over the next 2.0 years. Expense remaining to be recognized for unvested RSU awards as of June 30, 2023, was $0.9 million, which will be recognized on a weighted average basis over the next 1.5 years.

The following table presents the Company's outstanding option awards activity during the six months ended June 30, 2023:

(in thousands, except for share and per share amounts)	Number of Awards	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, at December 31, 2022	87,995	$94.64	$57.26		$—
Granted	43,637	15.25	11.66		1
Exercised/Released	—	—	—		—
Expired	(62)	622.69	372.66		—
Forfeited	(28,362)	95.49	53.27		—
Outstanding, end of period, at June 30, 2023	103,208	$60.66	$39.03	9.11	$—
Vested and exercisable, at June 30, 2023	37,186	107.53	66.14	8.18	—
Vested and unvested exercisable, at June 30, 2023	37,186	107.53	66.14	8.18	—
Vested and expected to vest, at June 30, 2023	100,542	61.91	39.79	9.09	—
The following table present outstanding RSU awards activity during the six months ended June 30, 2023:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Unvested outstanding, at December 31, 2022	47,531	$—	$65.30	—
Granted	—	$—	$—	—
Exercised/Released	(9,702)	$15.84	$77.02	—
Cancelled/Forfeited	(18,983)	$—	$62.67	—
Expired	—	$—	$—	—
Unvested outstanding, at June 30, 2023	18,846	$—	$61.99	14.29
Vested outstanding shares at June 30, 2023	—	$—	$—	—

As of June 30, 2023 and December 31, 2022, there was an aggregate of 93 thousand and 46 thousand shares of common stock, respectively, available for grant under the 2020 Plan. As of June 30, 2023 and December 31, 2022, there was an aggregate of 22 thousand and 4 thousand shares of common stock, respectively, available for grant under the 2022 Inducement plan.

NOTE 12 - WARRANTS
The Company effected the Reverse Stock Split on July 31, 2023, pursuant to which every 50 shares of the Company’s common stock was combined into one share. The number of underlying shares and the exercise price of each of the Company’s warrants were proportionately adjusted to give effect to the Reverse Stock Split. The Reverse Stock Split had no effect on the accounting for the Company’s warrants.

2022 Warrants
On March 30, 2022, the Company entered into a Securities Purchase Agreement with certain investors. Pursuant to the Securities Purchase Agreement, the Company agreed to issue and sell in a private placement, or the 2022 Private Placement, up to 942 thousand shares of the Company’s common stock and warrants, or the 2022 Warrants, to purchase up to 470 thousand shares of common stock. The securities were sold at two closings at a price per share of $50.13.

At the first closing on April 4, 2022, the Company sold 75.2 thousand shares of common stock and 2022 Warrants to purchase up to 376 thousand shares of common stock, for gross proceeds of $40.0 million before deducting placement agent commissions and other offering expenses. The 2022 Warrants issued on April 4, 2022 had a fair value of $9.2 million, a 5 year term and a per share exercise price of $62.50. A second and final closing occurred on July 1, 2022, at which the Company sold an additional 188 thousand shares of common stock and 2022 Warrants to purchase up to 94.0 thousand shares of common stock, for gross proceeds of $10.0 million before deducting placement agent commissions and other offering expenses. The 2022 Warrants issued on July 1, 2022 had a fair value of $4.5 million, a 5 year term and a per share exercise price of $62.50.

None of the 2022 Warrants have been exercised or expired as of June 30, 2023 and December 31, 2022. The 2022 Warrants meet equity classification requirements and therefore are classified in our stockholders’ equity.

2023 SVB Warrants
On February 10, 2023, as part of the First Amendment to the Loan and Security Agreement with Silicon Valley Bank ("SVB") (see Note 8), the Company issued warrants, or SVB Warrants, to purchase up to an aggregate of 4 thousand shares of common stock at a per share exercise price of $16.37, with an expiration date of February 10, 2035. The number of shares and the exercise price were subject to adjustment, or the Special Adjustment for Warrant Shares, upon the occurrence of the last closing of the Company’s next equity financing, as set forth in the SVB Warrants.

On March 9, 2023, the Company entered into the 2023 Purchase Agreement, with certain institutional investors, pursuant to which the Company sold securities in a private placement at two closings that constituted the Company’s next equity financing within the meaning of the SVB Warrants. The first closing occurred on March 13, 2023 and the second closing occurred on June 16, 2023. On June 16, 2023, pursuant the Special Adjustment for Warrant Shares, the number of shares of common stock underlying the SVB Warrants increased to 5.4 thousand and the per share exercise price decreased to $10.25.

Upon the grant date, February 10, 2023, the fair value of the SVB Warrants was approximately $57 thousand measured using the Black-Scholes option pricing model. The SVB Warrants met equity classification requirement under ASC 815 - Derivative and Hedging, specifically due to the warrants having a limit on the number of shares the Company is required to deliver upon exercise and the warrant not including cash-settled top-off or make-whole provisions, as well as, other conditions. As such, the SVB Warrants met the equity classification requirements and are classified in the Company's stockholders' equity. None of the SVB Warrants have been exercised or expired as of June 30, 2023.

The key input assumptions utilized in the valuation of the SVB Warrants were as follows:

Grant date
Market price	$16.00
Exercise price	$16.37
Term (Years)	12
Volatility	85%
Risk Free Rate	3.68%

2023 Pre-Funded and Series A Warrants
As noted above, on March 9, 2023, the Company entered into the 2023 Purchase Agreement with certain investors. Pursuant to the 2023 Purchase Agreement, the Company agreed to issue Pre-Funded Warrants and Series A Warrants. On March 13, 2023, at the first closing of the offering, the Company sold at a price of $16.06 per underlying share, Pre-Funded Warrants to purchase up to 996.3 thousand shares of common stock at an exercise price of $0.05 per share for total gross proceeds of approximately $16.0 million, before deducting offering expenses. The Company intends to use the net proceeds from the offering to fund costs associated with restructuring, repay outstanding debt, and finance its growth initiatives related to its MedCenter technology business. The number of Pre-Funded Warrants exercisable by investors was limited to 19.99% of the Company’s common stock outstanding immediately prior to the offering pursuant to a listing rule of The Nasdaq Stock Market, which required that the Company obtain stockholder approval of the issuance of shares above this 19.99% cap. The Pre-Funded Warrants were classified as a liability at issuance due to the need for the Company to obtain stockholder approval to settle the instruments in shares.

On March 9, 2023, the Company also agreed to issue Series A Warrants to purchase up to 996.3 thousand shares of common stock with an exercise price of $19.27 per share, which was conditional upon the Company obtaining stockholder approval of the issuance. The Series A Warrants were also classified as a liability as the Company had an irrevocable obligation to obtain stockholder approval of the issuance of the Series A Warrant, and as such did not have sufficient shares to settle the obligation and consequently failed the equity classification requirements pending shareholder approval.

On June 14, 2023, at its annual stockholders’ meeting, the Company obtained the requisite stockholder approval for removal of the exercise cap on the Pre-Funded Warrants and for issuance of the Series A Warrants. The Company issued the Series A Warrants on June 16, 2023.

Upon grant, March 13, 2023, the fair value of the Pre-Funded Warrants and Series A Warrants was $15.9 million and $10.5 million, respectively. The Company recorded the $10.4 million difference between the offering proceeds and grant date fair value as a loss on issuance of warrants in the statement of operations and comprehensive loss. Subsequent to its grant date fair value measurement, and through June 14, 2023, the Company remeasured the warrants at fair value and recognized a gain from change in fair value of warrants on the statement of operations and comprehensive loss. As of June 14, 2023, the fair value of Pre-Funded Warrants and Series A Warrants was $14.9 million and $9.3 million, respectively. For the three and six months ended June 30, 2023, the Company recognized a loss of $0.9 million and gain of $2.1 million in fair value remeasurement of the Pre-Funded Warrants and Series A Warrants, respectively.

Subsequent to the remeasurement of the Pre-Funded Warrants and Series A Warrants, the Company reassessed the liability classification of these warrants due to the Company obtaining on June 14, 2023, stockholder approval for removal of the exercise cap on the Pre-Funded Warrants and for issuance of the Series A Warrants. The Company determined that the Pre-Funded Warrants and Series A Warrants met the equity classification requirements, and the warrants were re-classified from liability to equity as of June 14, 2023.

The fair values of the Pre-Funded Warrants and Series A Warrants were measured using the Black-Scholes option pricing model. As of the grant date and June 14, 2023, the key input assumptions utilized in the valuation of the Pre-funded Warrants were as follows:

	Grant date	June 14, 2023
Market price	$16.00	$15.00
Exercise price	$0.05	$0.05
Term (Years)*	IDF	IDF
Volatility	85%	82%
Risk Free Rate	3.70%	3.90%
*Warrant is outstanding until fully exercised; as such, the term was measured as indefinite.

The key input assumptions utilized in the valuation of the Series A Warrants were as follows:

	Grant date	June 14, 2023
Market price	$16.00	$15.00
Exercise price	$19.27	$19.27
Term (Years)	5	4.7
Volatility	85%	82%
Risk Free Rate	3.68%	4.10%

NOTE 13 - DISCONTINUED OPERATIONS
As discussed in Note 1 – Nature of Operations – the exit from our pharmacy services business was substantially completed as of March 31, 2023. The pharmacy services business previously was a reportable segment and the exit represents a strategic shift in the Company going forward. Accordingly, with the sale or disposition of its retail pharmacy assets and exit from the pharmacy services business, this transaction meets the accounting requirements for reporting as discontinued operations under ASC 205-20-50 for all periods presented.

The following table summarizes the major income and expense line items from discontinued operations as reported in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenue:
Pharmacy revenue	$—	$10,641	$3,834	$19,490
Total revenue	—	10,641	3,834	19,490
Cost of products sold and services:
Pharmacy cost of products sold	—	9,931	3,581	18,412
Total cost of products sold and services	—	9,931	3,581	18,412
Operating expense:
Pharmacy operations	157	3,450	1,883	7,170
General and administrative	141	1,242	711	2,560
Selling and marketing	—	2,253	845	4,457
Research and development	—	63	—	299
Total operating expense	298	7,008	3,439	14,486
Operating loss	(298)	(6,298)	(3,186)	(13,408)
Loss from sale and disposition of net assets, and reorganization expenses, net	—	—	(1,885)	—
Interest expense	3	(3)	4	(6)
Loss from discontinued operations	$(295)	$(6,301)	$(5,067)	$(13,414)

Cash used by operating activities by the pharmacy services business totaled $987 thousand and $14.4 million for the six months ended June 30, 2023 and June 30, 2022, respectively. Cash provided by (used in) investing activities from the pharmacy services business totaled $212 thousand and $(428) thousand for the six months ended June 30, 2023 and June 30, 2022, respectively. Cash used in financing activities from the pharmacy services business totaled $47 thousand and $41 thousand for the six months ended June 30, 2023 and June 30, 2022, respectively. Depreciation and amortization expense of the pharmacy services business totaled $895 thousand and $673 thousand for the six months ended June 30, 2023 and June 30, 2022, respectively. The condensed consolidated statements of cash flows included $319 thousand loss on disposal of net assets from discontinued operations, which comprised of losses related to net realizable value adjustments to right of use assets related to leases and prepaid assets, and abandonment of certain property, plant, and equipment related to our discontinued operations.

The following table summarizes the major classes of assets and liabilities of the retail pharmacy business as reported on the condensed consolidated balance sheets:

(in thousands)	June 30, 2023	December 31, 2022
Carrying amounts of major classed of assets included as part of discontinued operations:
Accounts receivable, net	$946	$1,805
Prepaid expenses and other current assets	—	94
Inventories	—	2,943
Total current assets from discontinued operations	$946	$4,842

Intangible assets, net	$—	$14
Property plant and equipment, net	—	1,194
Right-of-use assets	622	1,461
Other assets	107	168
Total long-term assets from discontinued operations	$729	$2,837

Total long-term assets from discontinued operations
Accounts payable	$162	$857
Accrued liabilities	954	641
Accrued payroll and benefits	81	834
Current portion of lease obligations	315	462
Total current liabilities from discontinued operations	$1,512	$2,794

Long-term portion of lease obligations	$651	$1,128
Total long-term liabilities from discontinued operations	$651	$1,128

NOTE 14 - STOCKHOLDERS' EQUITY
Reverse Stock Split
On June 14, 2023, the stockholders of the Company approved a one-for-fifty reverse stock split of its outstanding shares of common stock. The reverse stock split became effective at 5:00 p.m. Eastern Time on July 31, 2023 (the “Effective Time”). At the Effective Time, every fifty issued and outstanding shares of the Company’s common stock were converted into one share of the Company’s common stock.

The reverse split affected all the stockholders uniformly and did not affect any stockholder’s percentage ownership interests in the Company or proportionate voting power. Each common stockholder held the same percentage of the outstanding common stock immediately following the reverse split as that stockholder did immediately before the reverse split, except for minor adjustments as a result of the treatment of fractional shares.

No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise would be entitled to receive fractional shares of common stock will be entitled to receive their pro rata portion of the net proceeds obtained from the aggregation and sale by the exchange agent of the fractional shares resulting from the reverse stock split (reduced by any customary brokerage fees, commissions and other expenses). As a result, the number of common shares outstanding was reduced from 80,693,517 immediately before the Effective Time to 1,613,870.

There was no change in the number of authorized shares of the Company's common stock or preferred stock, or to the par value per share of common stock due to the reverse stock split. All per share amounts and common shares outstanding for all periods presented in the unaudited consolidated financial statements have been adjusted retroactively to reflect the Company's one-for-fifty reverse stock split.

After giving effect to the reverse stock split, the total number of shares of all classes of capital stock that the Company was authorized to issue was 310,000,000 shares, 300,000,000 shares of Common Stock, having a par value of $0.001, and 10,000,000 shares of Preferred Stock, having a par value of $0.001.

NOTE 15 - SUBSEQUENT EVENTS
Reverse Stock Split
On June 14, 2023, the stockholders of the Company approved resolutions to amend the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding common stock, par value of $0.001 per share, at a specific ratio within a range of 1-for-30 to 1-for-80, with the specific ratio to be fixed within this range to be determined by the Board of Directors in its sole discretion without further loss per share approval. On July 14, 2023, the Board of Directors approved a ratio of 1-for-50, such that every 50 shares of the Company’s common stock were combined into one share of its common stock at 5:00 p.m. Eastern Time on July 31, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our audited historical condensed consolidated financial statements for the year ended December 31, 2022, which are included in the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 14, 2023 and retrospectively revised and recast for discontinued operations presentation in the Company's Current Report on Form 8-K filed with the SEC on June 29, 2023, and our unaudited condensed consolidated financial statements and accompanying footnotes for the three months and six months ended June 30, 2023, included in Part I, Item 1., of this Quarterly Report on Form 10-Q.

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

All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed above and elsewhere in this Quarterly Report on Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q, and Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022, as noted above. Unless otherwise indicated or the context otherwise requires, references herein to “MedAvail,” “MedAvail Holdings,” “we,” “us,” “our,” and the “Company” refers to MedAvail Holdings, Inc. and its subsidiaries.
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
Discontinued Operations
On January 19, 2023, we announced our plan to exit the retail pharmacy services business, or the “Pharmacy Services Business”, to focus on our Pharmacy Technology services. In connection with our exit from the Pharmacy Services Business, we hired a broker and negotiated the sale of certain related pharmacy assets. Our operations following the exit from the Pharmacy Services Business consist solely of our Pharmacy Technology services. On April 6, 2023, we announced that we had completed the transactions contemplated by the Asset Purchase Agreement, including the disposition of the specific assets therein, on February 10, 2023. As of March 31, 2023, we had substantially completed our exit from the Pharmacy Services Business.
Prior to Discontinued Operations, we had two reportable segments: retail pharmacy services and pharmacy technology services. As a result of the retail pharmacy services business exit, the Company met the requirements of ASC 205-20, to report the results of the retail pharmacy services business as a discontinued operation. Accordingly, the operating results for the retail pharmacy services business have therefore been reclassified as a discontinued operation within these condensed consolidated financial statements. As such, unless otherwise noted, the discussion of our operating results, Results of Operations, and Liquidity relate to continuing operations comprised of only our pharmacy technology business for all periods presented.

Components of Operating Results for the Six Months Ended June 30, 2023

We have never been profitable and have incurred operating losses each year since inception. Our net losses and comprehensive losses from continued operations were $18.1 million and $11.3 million for the six months ended June 30, 2023 and 2022, respectively. Our net losses, inclusive of discontinued operations, totaled $23.1 million and $24.7 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $262.8 million. Substantially all of our operating losses resulted from expenses incurred in connection general and administrative costs associated with our operations

We expect to incur additional expenses and operating losses as we continue our technology development, redeployment of our MedCenters and right size expenses necessary to operate as a public company. We expect that our operating losses will decrease and turn positive as we execute our growth strategies and focus on our Med Center technologies. If our management accelerates deployment into new states, operating losses could increase in the near-term, as we grow and scale our operations.

As of June 30, 2023, we had cash and cash equivalents of $14.4 million. We will continue to require additional capital to continue our pharmacy technology development and commercialization activities to serve our growing customer base. In April and July 2022, and March 2023, we completed the sale of additional equity through private placement financings, where we raised $40.0 million and $16.0 million in gross proceeds, respectively. Additionally, in June 2021 we added to our liquidity resources through a senior secured term loan with Silicon Valley Bank, or SBV, of $10.0 million, of which we have repaid $8.0 million. As of June 30, 2023, we have an outstanding principal balance of $2.0 million under the term loan. The amount and timing of future funding requirements will depend on many factors, including the pace and results of our growth strategy and capital market conditions. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop product candidates.

Results of Operations for the Three Months Ended June 30, 2023
Revenue
Hardware and Subscription Revenue
We develop and commercialize the MedCenter for direct sale or subscription lease to third-party customers, including some of the world’s largest healthcare providers and systems, as well as large retail chains that provide full retail-pharmacy services using our technology. Hardware and subscription revenue is derived from either sales or subscription leases of the MedCenter to customers.

Service Revenue

Service revenue is derived from recurring subscription revenue from software licensing, platform and software hosting, and software and hardware maintenance; one"-time or on demand service revenue from initial installations, and professional services such as training, pharmacy set-up, and consulting services.

	Three Months Ended June 30,			2023 vs. 2022
	2023		2022	Amount Change	% Change
	(in thousands)
Hardware and subscription revenue:
Hardware revenue	$116		$180	$(64)	(36)%
Subscription revenue	11		109	(98)	(90)%
Total hardware and subscription revenue	127		289	(162)	(56)%
Service revenue:
Software	141	141	86	55	64%
Maintenance and support	69		47	22	47%
Installation	85		71	14	20%
Professional services and other	(17)		50	(67)	(134)%
Total service revenue	278		254	24	9%
Total revenue	$405		$543	$(138)	(25)%
During the three months ended June 30, 2023, hardware and subscription revenue decreased $162 thousand to $127 thousand compared to the same period in 2022. The $162 thousand decrease was comprised of a $64 thousand decrease primarily due to a decrease in MedCenter sales whereby one less MedCenter was sold over the same prior year period, and a $98 thousand decrease in subscription lease revenue primarily resulting from a decrease in revenue contracts.
During the three months ended June 30, 2023, service revenue remained flat compared to the same period in 2022.

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

	Three Months Ended June 30,		2023 vs. 2022
	2023	2022	Amount Change	% Change
	(in thousands)
Hardware cost of products sold:
Hardware	$103	$176	$(73)	(41)%
Depreciation	28	45	(17)	(38)%
Total Hardware cost of products sold	131	221	(90)	(41)%
Service costs:
Professional services	7	22	(15)	(68)%
Maintenance and support services	39	48	(9)	(19)%
Installation services	50	45	5	11%
Total service costs	96	115	(19)	(17)%
Total cost of products sold and services	$227	$336	$(109)	(32)%
During the three months ended June 30, 2023, hardware cost of products sold decreased $90 thousand to $131 thousand compared to the same period in 2022. The decrease was primarily due to a $73 thousand decrease in hardware costs associated with the decreased number of units sold during the three months ended June 30, 2023 as compared to the same prior year period.
During the three months ended June 30, 2023, service costs were relatively flat as compared to the same prior year period.
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

	Three Months Ended June 30,		2023 vs. 2022
	2023	2022	Amount Change	% Change
General and administrative expenses:	(in thousands)
Wages and salaries	$1,994	$2,539	$(545)	(21)%
Professional services	675	598	77	13%
Share-based compensation	381	612	(231)	(38)%
Insurance	291	433	(142)	(33)%
Software licenses and support	201	252	(51)	(20)%
Rent, utilities, and other	699	494	205	41%
Office and IT supplies	59	43	16	37%
Travel and other employee expenses	10	50	(40)	(80)%
Depreciation of property, plant and equipment	55	32	23	72%
Total general and administrative expenses	$4,365	$5,053	$(688)	(14)%
During the three months ended June 30, 2023, general and administrative expenses decreased approximately $688 thousand to $4.4 million compared to the same period in 2022. This decrease was primarily due to reduction in wages and salaries of $545 thousand and share-based compensation of $231 thousand resulting from a reduced headcount due to a reduction in force and lower insurance costs of $142 thousand due to a decrease in director and officer insurance premiums, partially offset by a $205 thousand increase in rent, utilities and other primarily due to increased transportation costs related to MedCenter returns.
Selling and Marketing
Selling and marketing expenses consist of personnel costs, marketing and advertising costs, and marketing related expenses for outside professional services. Wages and salaries consist of compensation costs incurred for all selling and marketing employees including our in clinic customer account managers, and contractors including bonuses, health plans, and severance.

	Three Months Ended June 30,		2023 vs. 2022
	2023	2022	Amount Change	% Change
Selling and marketing expenses:	(in thousands)
Wages and salaries	$112	$26	$86	331%
Travel and other employee expenses	—	17	(17)	(100)%
Marketing	10	12	(2)	(17)%
Total selling and marketing expenses	$122	$55	$67	122%
During the three months ended June 30, 2023, selling and marketing expenses increased approximately $67 thousand to $122 thousand compared to the same period in 2022. This increase was primarily due to a $86 thousand increase in salaries and wages resulting from additional increase in headcount related to the sales team, in addition to, one time severance expense paid during the quarter related to the a reduction in force, partially offset by a $17 thousand decrease in travel and other employee expenses.
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

	Three Months Ended June 30,		2023 vs. 2022
	2023	2022	Amount Change	% Change
Research and development expenses:	(in thousands)
Wages and salaries	$143	$178	$(35)	(20)%
Other expenses	2	41	(39)	(95)%
Total research and development expenses	$145	$219	$(74)	(34)%
During the three months ended June 30, 2023, research and development expenses decreased approximately $74 thousand. This decrease was primarily due to a decrease in headcount as a result of outsourcing research and development costs in order to reduce expenses.

Interest Expense
Interest expense consists of accrued interest on outstanding debt and is payable monthly.

	Three Months Ended June 30,		2023 vs. 2022
	2023	2022	Amount Change	% Change
	(in thousands)
Interest expense:
Interest expense	$146	$273	$(127)	(47)%
Total interest expense	$146	$273	$(127)	(47)%
During the three months ended June 30, 2023, interest expense decreased $127 thousand compared to the same period in 2022, due to a decrease in outstanding debt during the three months ended June 30, 2023, as compared to the same period in the prior year. Total outstanding debt principal was $2.0 million as of June 30, 2023, as compared to $10.1 million as of June 30, 2022.
Results of Operations for the Six Months Ended June 30, 2023
Revenue
Hardware and Subscription Revenue
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

	Six Months Ended June 30,		2023 vs. 2022
	2023	2022	Amount Change	% Change
	(in thousands)
Hardware and subscription revenue:
Hardware revenue	$372	$236	$136	58%
Subscription revenue	59	218	(159)	(73)%
Total hardware and subscription revenue	431	454	(23)	(5)%
Service revenue:
Software	235	133	102	77%
Maintenance and support	125	79	46	58%
Installation	152	77	75	97%
Professional services and other	82	65	17	26%
Total service revenue	594	354	240	68%
Total revenue	$1,025	$808	$217	27%
During the six months ended June 30, 2023, hardware and subscription revenue decreased $23 thousand to $431 thousand compared to the same period in 2022. The $23 thousand decrease was comprised of a $159 thousand decrease in subscription lease revenue primarily resulting from certain customers shifting their dispensing needs away from our MedCenter platform, partially offset by $136 thousand increase in MedCenter sales whereby two more MedCenters were sold over the same prior year period.
During the six months ended June 30, 2023, service revenue increased $240 thousand to $594 thousand compared to the same period in 2022, primarily due to increased services provided as a result of increased MedCenter sales during the six months ended June 30, 2023, as well as increased software sales from the second half of the prior year period, as compared to the six months ended June 30, 2022.

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

	Six Months Ended June 30,		2023 vs. 2022
	2023	2022	Amount Change	% Change
	(in thousands)
Hardware cost of products sold:
Hardware	$314	$232	$82	35%
Depreciation	62	69	(7)	(10)%
Total Hardware cost of products sold	376	301	75	25%
Service costs:
Professional services	21	23	(2)	(9)%
Maintenance and support services	101	94	7	7%
Installation services	92	49	43	88%
Total service costs	214	166	48	29%
Total cost of products sold and services	$590	$467	$123	26%
During the six months ended June 30, 2023, hardware cost of products sold increased $75 thousand to $376 thousand compared to the same period in 2022. The $75 thousand increase was primarily due to an increase in hardware costs associated with the increased number of units sold during the six months ended June 30, 2023 as compared to the same prior year period.
During the six months ended June 30, 2023, service costs increased $48 thousand to $214 thousand primarily due to increased installation costs related to the sale of more MedCenters during the six months ended June 30, 2023 as compared to the same prior year period.
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

	Six Months Ended June 30,		2023 vs. 2022
	2023	2022	Amount Change	% Change
General and administrative expenses:	(in thousands)
Wages and salaries	$4,537	$5,496	$(959)	(17)%
Professional services	1,594	1,189	405	34%
Share-based compensation	999	1,176	(177)	(15)%
Insurance	530	872	(342)	(39)%
Software licenses and support	386	511	(125)	(24)%
Rent, utilities, and other	1,078	981	97	10%
Office and IT supplies	98	83	15	18%
Travel and other employee expenses	23	115	(92)	(80)%
Depreciation of property, plant and equipment	80	65	15	23%
Total general and administrative expenses	$9,325	$10,488	$(1,163)	(11)%
During the six months ended June 30, 2023, general and administrative expenses decreased approximately $1.2 million to $9.3 million compared to the same period in 2022. This decrease was primarily due to reduction in wages and salaries of $959 thousand resulting from a reduced headcount due to a reduction in force during the period and decreased insurance costs of $342 thousand primarily related to decrease director and officer insurance premiums from lower negotiated rates, partially offset by a $405 thousand increase in professional services costs related to our private placement funding, audit fees and legal services due additional complex accounting issues, discontinued operations reporting requirements, and consultant support services within our finance department due to employee turnover.
Selling and Marketing
Selling and marketing expenses consist of personnel costs, marketing and advertising costs, and marketing related expenses for outside professional services. Wages and salaries consist of compensation costs incurred for all selling and marketing employees including our in clinic customer account managers, and contractors including bonuses, health plans, and severance.

	Six Months Ended June 30,		2023 vs. 2022
	2023	2022	Amount Change	% Change
Selling and marketing expenses:	(in thousands)
Wages and salaries	$224	$85	$139	164%
Travel and other employee expenses	—	58	(58)	(100)%
Marketing	30	12	18	150%
Total selling and marketing expenses	$254	$155	$99	64%
During the six months ended June 30, 2023, selling and marketing expenses increased approximately $99 thousand to $254 thousand compared to the same period in 2022. This increase was primarily due to a $139 thousand increase in salaries and wages is primarily due to additional increase in headcount related to the sales team, in addition to, one time severance expense paid out during the period, partially offset by a $58 thousand decrease in travel and other employee expenses due to decreased travel demands as we right size our operating cost.
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

	Six Months Ended June 30,		2023 vs. 2022
	2023	2022	Amount Change	% Change
Research and development expenses:	(in thousands)
Wages and salaries	$314	$369	$(55)	(15)%
Other expenses	7	108	(101)	(94)%
Total research and development expenses	$321	$477	$(156)	(33)%

During the six months ended June 30, 2023, research and development expenses decreased approximately $156 thousand to $321 thousand compared to the same period in 2022. This decrease was primarily due to a decrease in headcount as a result of outsourcing research and development costs in order to reduce expenses and the completion of prior period product improvement activities.
Interest Expense
Interest expense consists of accrued interest on outstanding debt and is payable monthly.

	Six Months Ended June 30,		2023 vs. 2022
	2023	2022	Amount Change	% Change
	(in thousands)
Interest expense:
Interest expense	$315	524	$(209)	(40)%
Total interest expense	$315	$524	$(209)	(40)%
During the six months ended June 30, 2023, interest expense decreased $209 thousand to $315 thousand as compared to the same period in 2022, due to a decrease in outstanding debt during the six months ended June 30, 2023 as compared to the same period in the prior year. Total outstanding debt principal was $2.0 million as of June 30, 2023, as compared to $10.1 million as of June 30, 2022.

Liquidity and Capital Resources
Sources of Liquidity
Since inception through June 30, 2023, our operations have been financed primarily by net cash proceeds from the sale of stock and warrants from private placements, the sale of redeemable preferred stock and debt. As of June 30, 2023, we had $14.4 million in cash and cash equivalents and an accumulated deficit of $262.8 million.

2023 Pre-Funded and Series-A Warrants

On March 13, 2023, we closed a private placement of securities with certain institutional investors pursuant to the terms of a definitive securities purchase agreement, or the 2023 Purchase Agreement. The offering consisted of pre-funded warrants to purchase common stock, or the Pre-Funded Warrants issued upon closing at a price of $16.06 per underlying share and which are exercisable into shares of common stock at an exercise price of $0.05 per share, and Series A warrants to purchase common stock an exercise price of $19.27 per share, or the Series A Warrants. The issuance of the Series A Warrants (including the underlying shares of common stock) and the portion of the Pre-Funded Warrants in excess of 19.99% of the shares of Common Stock outstanding prior to the offering was subject to approval by our stockholders. At the initial closing of the offering, we received total gross proceeds of approximately $16 million, before deducting offering expenses. We intend to use the net proceeds from this offering to fund one-time costs associated with restructuring, repay outstanding debt, and finance our growth initiatives related to its MedCenter technology business.

On June 14, 2023, at our annual stockholders’ meeting, we obtained the requisite stockholder approval for removal of the exercise cap on the Pre-Funded Warrants and for issuance of the Series A Warrants. We issued the Series A Warrants on June 16, 2023.

2023 SVB Warrants

On February 10,2023, as part of the First Amendment to the Loan and Security Agreement with Silicon Valley Bank (see Note 8), we issued warrants, or the SVB Warrants, to SVB to purchase up to an aggregate of 4 thousand shares of common stock at an exercise price of $16.37, with an expiration date of February 10, 2035. The number of shares and the exercise price were subject to adjustment, or the Special Adjustment for Warrant Shares, upon the occurrence of the last closing of our next equity financing, as set forth in the SVB Warrants.

On March 9, 2023, we entered into the 2023 Purchase Agreement and sold securities in a private placement at two closings that constituted our next equity financing within the meaning of the SVB Warrants. The first closing occurred on March 13, 2023 and the second closing occurred on June 16, 2023. On June 16, 2023, pursuant the Special Adjustment for Warrant Shares, the number of shares of common stock underlying the SVB Warrants increased to 5.4 thousand and the per share exercise price decreased to $10.25.

On February 10, 2022 and March 29, 2023, we entered into the First Loan Amendment and Consent, and Letter Agreement, respectively, which provides waivers of any legal action or enforcement of rights and remedies with respect to the specified defaults enumerated therein, on and prior to February 10, 2023 and March 29, 2023. As of the date of this report, we are in compliance with all covenants under the terms of our Loan Agreement.

2022 Warrants

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

In June, 2021 we added to our liquidity resources through a senior secured term loan facility with SVB, or the Loan Agreement, pursuant to which we borrowed $10.0 million in aggregate initial term loans. In December 2022, and February 2023, we made discretionary principal payments to reduce our senior secured term loan by $5.0 million and $3.0 million, respectively. In conjunction with the $3.0 million principal payment, an additional $0.4 million was paid related to required final payments. For more detail on outstanding debt and associated maturities, see Note 8 in our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q and Note 13 and Note 21 in our Annual Financial Statements presented in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on April 14, 2023 and retrospectively revised and recast for discontinued operations presentation in our Current Report on Form 8-K filed with the SEC on June 29, 2023.

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

SVB and SVB Successor

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

As of March 31, 2023, we had approximately $9.7 million on deposit with SVB successor and $5.3 million on deposit with another financial institution. We do not anticipate a material impact on our financial condition, operations or Loan and Security Agreement with SVB. We continue to monitor the circumstances surrounding SVB. As of the date of this filing we have full access to and control over all our cash and, cash equivalents across all financial institutions.

Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		2023 vs. 2022
(In thousands)	2023	2022	Amount Change	% Change
Cash used in operating activities	$(9,589)	$(25,714)	$16,125	(63)%
Cash used in investing activities	(58)	(1,726)	1,668	(97)%
Cash provided by financing activities	12,562	37,229	(24,667)	(66)%
Net increase in cash and cash equivalents, and restricted cash	$2,915	$9,789	$(6,874)	(70)%
Operating Activities
During the six months ended June 30, 2023, cash used in operating activities decreased $16.1 million to $9.6 million compared to the same period in 2022. The decrease in cash used in operating activities was primarily due to exiting the pharmacy services business in January 2023, with reduced operating activities during the six months ended June 30, 2023, as compared to the same period in the prior year.
Investing Activities
During the six months ended June 30, 2023, cash used in investing activities decreased $1.7 million to $58 thousand compared to the same period in 2022. The decrease during the six months ended June 30, 2023 was primarily due to an decrease in investment in property, plant and equipment and intangible software assets as compared to the same prior year period primarily due to the strategic shift in business and management of capital investment.
Financing Activities
During the six months ended June 30, 2023, cash provided by financing activities decreased $24.7 million to compared to the same period in 2022. The decrease is primarily due to our private placement in April 2022 and the receipt of $40.0 million in gross proceeds before deducting placement agent commissions and other offering expenses during the six months ended June 30, 2022, coupled with a $3.0 million payment on our senior secured term loan with SVB during the six months ended June 30, 2023. Partially offsetting the decreases noted above, during the six months ended June 30, 2023, we received $16.0 million in gross proceeds before deducting placement agent commissions and other offering expenses from the sale of Pre-Funded Warrants and Series A Warrants.

Cash Flows Related to Discontinued Operations

As a result of our exit from the pharmacy services business, we met the requirements of ASC 205-20 to report the results of the pharmacy services business as a discontinued operation. Accordingly, the cash flows from discontinued operations are as noted below and within these condensed consolidated financial statements.

Cash used by operating activities by the pharmacy services business totaled $987 thousand and $14.4 million for the six months ended June 30, 2023 and June 30, 2022, respectively. Cash provided by (used in) investing activities from the pharmacy services business totaled $212 thousand and $(428) thousand for the six months ended June 30, 2023 and June 30, 2022, respectively. Cash used in financing activities from the pharmacy services business totaled $47 thousand and $41 thousand for the six months ended June 30, 2023 and June 30, 2022, respectively. Depreciation and amortization expense of the pharmacy services business totaled $895 thousand and $673 thousand for the six months ended June 30, 2023 and June 30, 2022, respectively. The condensed consolidated statements of cash flows included $319 thousand loss on disposal of net assets from discontinued operations, which comprised of losses related to net realizable value adjustments to right of use assets related to leases and prepaid assets, and abandonment of certain property, plant, and equipment related to our discontinued operations.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements and, therefore, we consider these to be our critical accounting estimates. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Please refer to Note 4 in our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for information about our significant accounting policies, and Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31,

2022, filed with the SEC on April 14, 2023, and retrospectively revised and recast for discontinued operations in our Current Report on Form 8-K filed with the SEC on June 29, 2023.

Critical Estimates in Applying the Company’s Accounting Policies

Derivative Warrant Liabilities

The Pre-Funded Warrants and Series A Warrants initially did not meet the equity classification requirements under ASC 815 - Derivative and Hedging; specifically we did not have a sufficient amount of Common Stock available to be issued to settle the warrants upon grant and through June 14, 2023, due to the Nasdaq 19.99% cap that limited our ability to issue Common Stock to settle the Series A Warrants and Pre-funded Warrants. Consequently, the Pre-Funded Warrants and Series A Warrants were classified as liabilities and therefore measured at fair value. Subsequent to its grant date fair value measurement, and through the date of June 14, 2023, we remeasured the warrants at fair value and recognized a gain from change in fair value of warrants on the statement of operations and comprehensive loss. On June 14, 2023, at our annual stockholder meeting, we obtained the requisite stockholder approval for the removal of the exercise cap and for the issuance of the Series A Warrants. Subsequent to the remeasurement of the Pre-Funded Warrants and the Series A Warrants, as noted above, the Company reassessed the liability classification due to receipt of the requisite stockholder approvals on June 14, 2023. We determined the Pre-Funded Warrants and Series A Warrants met the equity classification requirements and the warrants were re-classified from liability to equity as of June 14, 2023.

We used the Black-Scholes option pricing model to estimate fair value of these warrants at issuance and at each exercise and period end date. The key assumptions used in the model are the expected future volatility in the price of our shares, exercise price of the warrants, risk free rates relative to the expected life of the warrants, and the expected life of the warrants. The impact of changes in key assumptions as described see Part I, Item I, Note 12 in this report of our unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Part II, Item 8, Note 5 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 14, 2023 and retrospectively revised and recast for discontinued operations in our Current Report on Form 8-K filed with the SEC on June 29, 2023, and Note 4, “Recent Accounting Pronouncements,” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.

Material Weakness

In connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2022 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, our management identified the following material weakness in our internal control over financial reporting that caused management to conclude that, as of December 31, 2022 and March 31, 2023, our disclosure controls and procedures were not effective:

•Our initial supporting documentation for certain technical accounting matters did not adequately address the appropriate accounting guidance, which was indicative of a lack of controls relating to our financial reporting process, including the evaluation and analysis of accounting treatment for complex, non-standard transactions.

We recognize the importance of the control environment. Consequently, we are designing and implementing remediation measures to address the material weakness and enhance our internal control over financial reporting. During the second quarter of 2023, to enhance our internal control over financial reporting, management took the following actions:

•We designed and implemented additional controls relating to (i) the preparation of initial supporting documentation for certain technical accounting matters in order to adequately address the appropriate accounting guidance, including the evaluation and analysis of accounting treatment for complex, non-standard transactions, and (ii) the engagement of a national consulting firm with the appropriate skill set to support and assist in our evaluation and accounting of complex, non-standard transactions.

We believe the actions described above will be sufficient to remediate over time the identified material weakness and strengthen our internal control over financial reporting. However, the new and enhanced controls have not operated for a sufficient amount of time to conclude that the material weakness has been remediated. Notwithstanding, as of June 30, 2023, we believe our condensed consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. However, the elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these actions will ultimately have the intended effects. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2023, we made changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as part of our efforts to remediate the material weakness in such controls that we identified in connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2022, and our Quarterly Report on Form 10-Q for the three months ended March 31, 2023, as described above in this Item 4.

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

Our ability to continue operations or to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from Nasdaq for failing to comply with its continued listing requirements.

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

To regain compliance with the Bid Price Rule, we implemented a reverse stock split of our common stock at a ratio of 1-for-50, which reverse stock split became effective at 5:00 p.m. Eastern time on July 31, 2023. Our common stock commenced trading on the Nasdaq Capital Market on the post-split basis on August 1, 2023, and the bid price for our common stock has closed above $1.00 each business day since the reverse stock split became effective. We expect to regain compliance with the Bid Price Rule at the close of trading on August 14, 2023, unless the Nasdaq staff exercises its discretion to extend the 10-day trading period. The reverse stock split could result in an adverse effect on or negatively impact the price of our common stock.

If we do not regain compliance with the Bid Price Rule, or if the bid price for our common stock again closes below the minimum $1.00 per share for 30 consecutive business days in violation of the Bid Price Rule, our common stock may be delisted from Nasdaq. Additionally, even if we regain compliance with and continue to satisfy the Bid Price Rule, there can be no assurance that we will maintain compliance with the other requirements for listing our common stock on Nasdaq.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of MedAvail Holdings, Inc.	8-K	3.1	June 16, 2022
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MedAvail Holdings, Inc.	8-K	3.1	July 31, 2023
3.3	Amended and Restated Bylaws of MedAvail Holdings, Inc.	8-K	3.2	November 18, 2020
4.1	Form of Warrant	8-K	10.3	April 4, 2022
4.2	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	10.3	March 14, 2023
4.3	Form of Series A Warrant to Purchase Common Stock	8-K	10.4	March 14, 2023
4.4	Warrant to Purchase Stock dated February 10, 2023 issued to Silicon Valley Bank	8-K	10.2	February 16, 2023
4.5	Warrant to Purchase Stock dated February 10, 2023 issued to SVB Innovation Credit Fund VIII, L.P.	8-K	10.3	February 16, 2023
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q
104*	Inline XBRL for the cover page of this Quarterly on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDAVAIL HOLDINGS, INC.

Dated: August 14, 2023	By:	/s/ Mark Doerr
Mark Doerr
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ramona Seabaugh
Ramona Seabaugh
Chief Financial Officer (Principal Financial and Accounting Officer)